Form 10-Q
period 1996-03-31
WFS FINANCIAL INC
filed 1996-05-14
CIK 946343

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from         to

                         COMMISSION FILE NUMBER 0-26458

                                WFS FINANCIAL INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    CALIFORNIA                          33-0291646
          -------------------------------           -------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)

             16485 LAGUNA CANYON ROAD, IRVINE, CALIFORNIA 92713-9762
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 753-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                        ---     ---

As of April 30, 1996, the registrant had 23,349,250 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 20.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 1996

                                TABLE OF CONTENTS

                                   ----------

                                                                      Page No.
                                                                      --------

    PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Statements of Financial Condition at
             March 31, 1996 and December 31, 1995                         3

             Consolidated Statements of Income for the
             Three Months Ended March 31, 1996 and 1995                   4

             Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 1996 and 1995                   5

             Notes to Unaudited Consolidated Financial Statements         6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         10

   PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                           19

    Item 2.  Changes in Securities                                       19

    Item 3.  Defaults Upon Senior Securities                             19

    Item 4.  Submission of Matters to a Vote of Security Holders         19

    Item 5.  Other Information                                           19

    Item 6.  Exhibits and Reports on Form 8-K                            19

SIGNATURES                                                               20

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS

                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                     MARCH 31,        DECEMBER 31,
                                                                       1996               1995
                                                                   ------------       ------------
ASSETS
   Short term investments                                          $ 79,654,339       $ 65,019,858
   Contracts receivable                                              83,241,111        103,914,277
   Contracts held for sale                                          232,947,138        219,916,889
   Allowance for credit losses                                       (9,739,256)        (7,794,974)
                                                                   ------------       ------------
     Contracts receivable, net                                      306,448,993        316,036,192
   Amounts due from trusts                                          124,957,849        109,774,811
   Excess servicing receivable                                       85,747,849         78,045,241
   Furniture, fixtures and equipment                                  1,889,928          4,282,614
   Accrued interest receivable                                        1,424,808          1,927,979
   Deferred taxes                                                     8,231,281          5,054,931
   Other                                                              1,675,265          3,446,750
                                                                   ------------       ------------
                                                                   $610,030,312       $583,588,376
                                                                   ============       ============

LIABILITIES
   Senior note payable - parent                                    $125,000,000       $125,000,000
   Amounts held on behalf of trustee                                351,362,472        341,692,369
   Other liabilities                                                 15,297,536          7,845,324
                                                                   ------------       ------------
                                                                    491,660,008        474,537,693

SHAREHOLDERS' EQUITY
   Common stock, no par value; authorized 50,000,000 shares;
     issued and outstanding 23,349,250 shares in 1996 and 1995       73,123,190         73,123,190
   Paid-in capital                                                    4,000,000          4,000,000
   Retained earnings                                                 41,247,114         31,927,493
                                                                   ------------       ------------
                                                                    118,370,304        109,050,683
                                                                   ------------       ------------
                                                                   $610,030,312       $583,588,376
                                                                   ============       ============

     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                 --------------------------------------
                                                                         1996                  1995
                                                                 -----------------     ----------------
REVENUES
   Interest income                                               $      14,336,920     $     14,071,660
   Interest expense - parent                                             2,696,016            4,379,854
                                                                 -----------------     ----------------
   Net interest income                                                  11,640,904            9,691,806
   Servicing income                                                     23,593,234           15,916,886
   Gain on sale of contracts                                            12,287,362            1,125,503
                                                                 -----------------     ----------------
TOTAL REVENUES                                                          47,521,500           26,734,195

EXPENSES
   Provision for credit losses                                           5,187,000              131,518
   Operating expenses:
     Salaries and employee benefits                                     14,644,081            9,450,049
     General and administrative costs paid to parent                     4,398,097            2,867,647
     Occupancy                                                           1,561,714            1,214,267
     Credit and collections                                              1,976,489            1,185,207
     Telephone                                                             764,867              498,661
     Depreciation                                                          166,918              279,068
     Miscellaneous                                                       2,666,922            1,449,009
                                                                 -----------------     ----------------
TOTAL OPERATING EXPENSES                                                26,179,088           16,943,908
                                                                 -----------------     ----------------
TOTAL EXPENSES                                                          31,366,088           17,075,426
                                                                 -----------------     ----------------

INCOME BEFORE INCOME TAXES                                              16,155,412            9,658,769
   Income taxes                                                          6,835,791            4,056,683
                                                                 -----------------     ----------------
NET INCOME                                                       $       9,319,621     $      5,602,086
                                                                 =================     ================

NET INCOME PER COMMON SHARE                                      $            0.40     $           0.30
                                                                 =================     ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                           23,349,250           18,749,250
                                                                 =================     ================

- - ----------------------

     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                       ----------------------------------------
                                                                                              1996                  1995
                                                                                       ------------------     -----------------
OPERATING ACTIVITIES
   Net income                                                                          $        9,319,621     $       5,602,086
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
       Provision for credit losses                                                              5,187,000               131,518
       Depreciation                                                                               166,918               279,068
       Amortization of deferred fees                                                              (73,172)              (65,353)
       Decrease (increase) in interest receivable                                                 503,171              (294,622)
   Net change in other assets                                                                  (1,404,865)            1,989,105
   Net change in other liabilities                                                              7,452,212               194,351
   Origination of contracts                                                                  (504,122,456)         (336,049,944)
   Proceeds from sale of contracts                                                            485,000,000           190,000,000
   Other change in contracts                                                                   23,595,827            42,557,996
                                                                                       ------------------     -----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                            25,624,256           (95,655,795)

INVESTING ACTIVITIES
   Sale (purchase) of furniture, fixtures and equipment                                         2,225,768              (527,550)
   Net (increase) decrease in trust receivable                                                (22,885,646)              851,175
                                                                                       ------------------     -----------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                           (20,659,878)              323,625

FINANCING ACTIVITIES
   Increase (decrease) in trustee accounts                                                      9,670,103           (30,571,014)
   Net increase in borrowings from parent                                                                           125,903,184
                                                                                       ------------------     -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       9,670,103            95,332,170
                                                                                       ------------------     -----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                  $       14,634,481
Cash and equivalents at beginning of period                                                    65,019,858
                                                                                       ------------------     -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $       79,654,339
                                                                                       ==================     =================

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:

Cash paid for:
     Interest                                                                          $        3,431,123     $       4,379,855
     Income taxes                                                                                                     5,820,886


- - -------------------

     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
- - ------------------------------
The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the WFS Financial Inc ("WFS") Form 10-K.

Certain amounts from the 1995 consolidated financial statement amounts have been reclassified to conform to the 1996 presentation.

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - NET CONTRACTS RECEIVABLE
- - ---------------------------------
Net contracts receivable consisted of the following:

                                        MARCH 31,             DECEMBER 31,
                                          1996                    1995
                                  ---------------------   ---------------------
Consumer:
   Indirect contracts             $         334,241,264   $         329,863,227
   Direct contracts                          19,344,037              25,194,734
   Unearned discounts                       (44,823,019)            (38,627,941)
                                  ---------------------   ---------------------
                                            308,762,282             316,430,020
Allowance for credit losses                  (9,739,256)             (7,794,974)
Deferred contract fees                         (325,926)               (443,462)
Dealer participation                          7,751,893               7,844,608
                                  ---------------------   ---------------------
                                            306,448,993             316,036,192
Less contracts held for sale                232,947,138             219,916,889
                                  ---------------------   ---------------------
     Total                        $          73,501,855   $          96,119,303
                                  =====================   =====================

The following table presents the changes in deferred contract fees and dealer participations which are adjustments to the contract balance.

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                     --------------------------------------
                                            1996                1995
                                     ------------------   -----------------
Balance at beginning of period       $        7,401,146   $      10,085,951
Originations                                 15,415,479           9,516,137
Amortization                                 (1,169,324)           (919,804)
Sales                                       (14,221,334)         (6,503,383)
                                     ------------------   -----------------
Balance at end of period             $        7,425,967   $      12,178,901
                                     ==================   =================

At March 31, 1996, WFS had forward agreements with a notional face amount outstanding of $42 million with a fair value of $42 million.

Contracts serviced by WFS for the benefit of others totalled approximately $2.1 billion at March 31, 1996 and $1.9 billion at December 31, 1995.

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - ALLOWANCE FOR CREDIT LOSSES
- - ------------------------------------
Changes in the allowance for credit losses were as follows:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                        ---------------------------------------
                                               1996                 1995
                                        ------------------    -----------------
Balance at beginning of period          $        7,794,974    $       9,576,041
Provision for credit losses                      5,187,000              131,518
Charged off contracts                           (4,693,725)          (2,310,734)
Recoveries                                       1,451,007              892,688
                                        ------------------    -----------------
Balance at end of period                $        9,739,256    $       8,289,513
                                        ==================    =================


NOTE D - FURNITURE, FIXTURES AND EQUIPMENT
- - ------------------------------------------
Furniture, fixtures and equipment consisted of the following:

                                             MARCH 31,            DECEMBER 31,
                                               1996                   1995
                                         -----------------     -----------------
Computers and software                                         $       4,620,278
Furniture, fixtures and leasehold
  improvements                           $      1,399,676              1,327,706
Equipment                                       1,513,490              1,352,362
Automobiles                                       183,930                168,866
                                         ----------------      -----------------
                                                3,097,096              7,469,212
Less accumulated depreciation                   1,207,168              3,186,598
                                         ----------------      -----------------
                                         $      1,889,928      $       4,282,614
                                         ================      =================

                       WFS FINANCIAL INC AND SUBSIDIARIES

NOTE E - INTERCOMPANY ADVANCES
- - ------------------------------
WFS receives advances in the form of a warehouse line of credit ("Line of Credit") and a senior note payable ("Senior Note") from its parent, Western Financial Savings Bank, F.S.B. (the "Bank") to fund its operations.

The Line of Credit agreement permits WFS to draw up to $400 million to be used in its operations. The interest rate for the three months ended March 31, 1996 was 5.48% . Interest payments are calculated based on the average amount outstanding. At March 31, 1996 and December 31, 1995, WFS did not have any draws outstanding on the Line of Credit.

WFS also borrowed $125 million from the Bank under the terms of the Senior Note, which is still outstanding. Interest is calculated at the rate of 7.25% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

The primary sources of revenue for WFS are servicing income and net interest income. Servicing income is primarily generated following the securitization of installment sales contracts and installment loans (collectively "contracts") originated by WFS and consists of: (i) contractual servicing fees, (ii) excess servicing income and (iii) fee income such as late charges and documentation fees which are earned regardless of whether or not a securitization has occurred. Contractual servicing is the servicing fee contractually due from a trust for servicing contracts which have been securitized. Excess servicing is the cash flow derived from the excess spread which is equal to the difference between the stated interest rate on the contracts securitized and the interest rate on the securities, adjusted for credit losses, administrative expenses and contractual servicing fees. Late charges, deferment fees, documentation fees and other fees are also collected on all contracts serviced and are retained by WFS. Net interest income is the difference between the interest earned on contracts not yet sold in securitization transactions and the interest paid on the liabilities used to fund such contracts.

In addition to servicing income and net interest income, gain on sale of contracts is also a source of revenue. WFS computes a gain on sale with respect to contracts securitized based on the present value of the estimated future excess cash flows to be received from such contracts using a market discount rate. Gain on sale is recorded as excess servicing receivable on the balance sheet and is amortized against servicing income over the life of the contracts. The gain recorded in the income statement is adjusted for prepaid dealer commissions, issuance costs and the effect of hedging activities.

WFS originated $504 million of contracts for the three months ended March 31, 1996 compared to $336 million of contracts for the same period in 1995. This represents a 50% increase in production for the period. The company securitized $485 million of contracts for the three months ended March 31, 1996 compared with $190 million of contracts for the same period in 1995.

The following table sets forth the loan origination, sale and principal reduction activity of WFS for the periods indicated.

                                        THREE MONTHS ENDED
                                              MARCH 31,
                              ---------------------------------------
                                     1996                1995
                              ------------------- -------------------
Beginning balance             $  316,430,020        $  425,957,378
Originations                     504,122,456           336,049,944
Sales                           (485,000,000)         (190,000,000)
Principal reductions (1)         (26,790,194)          (46,003,639)
                              --------------        --------------
Ending balance                $  308,762,282        $  526,003,683
                              ==============        ==============

- - -------------------

(1) Includes scheduled payments, prepayments and charge offs.


                              RESULTS OF OPERATIONS

SERVICING INCOME

Total servicing income was $23.6 million for the three months ended March 31, 1996 compared to $15.9 million for the same period in 1995. This represents a 48% increase in servicing income and is due to an increased servicing portfolio. WFS' serviced portfolio, including contracts held on balance sheet, increased to $2.4 billion at March 31, 1996 from $1.7 billion at March 31, 1995.

Excess servicing income may be impacted by changes in the amount of credit losses and amount of prepayments. One of the factors that will cause excess servicing income to fluctuate is the amount and timing of credit losses. Changes in the amount of prepayments may also affect the amount and timing of excess servicing income. Excess servicing income is dependent upon the average excess spread on the contracts sold and the size of the serviced portfolio. Contractual servicing income is earned at a rate of 1% per annum on the outstanding balance of contracts securitized and is consistent with industry standards.

Other fee income, consisting primarily of documentation fees, late charges and deferment fees, also increased. The increase in other fee income is directly related to the increase in the number of contracts originated and outstanding. Increased competition may also affect the amount of other fee income that WFS may earn when originating or servicing contracts.

The following table summarizes servicing income for the periods indicated.

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                    ---------------------------------------
                                               1996                 1995
                                    ------------------    -----------------
Excess servicing income             $       11,286,072    $       7,682,334
Contractual servicing income                 5,226,607            3,514,757
Other fee income                             7,080,555            4,719,795
                                    ------------------    -----------------
   Total servicing income           $       23,593,234    $      15,916,886
                                    ==================    =================

NET INTEREST INCOME
- - -------------------

Net interest income is the difference between the rate earned on contracts held on balance sheet and the interest costs associated with WFS' borrowings. Net interest income totalled $11.6 million for the three months ended March 31, 1996 compared to $9.7 million for the same period in 1995. The following table shows the average rate earned on contracts and the average rate paid on borrowings, consisting primarily of advances from the Bank, together with the corresponding net interest rate spread for the periods indicated.

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                      ---------------------------------------
                                              1996                 1995
                                      ------------------    -----------------
Yield on interest earning assets                  13.99%               15.14%
Cost of borrowings                                 6.47%                5.68%
                                      ------------------    -----------------
Net interest rate spread                           7.52%                9.46%
                                      ==================    =================

Prior to securitizing contracts, WFS earns interest income on its contracts, pays interest expense to fund the contracts and absorbs any credit losses. After securitization, the net cash flows are recorded as servicing income. To protect against changes in interest rates, WFS hedges contracts prior to their securitization with forward agreements. The gain or loss on these forward agreements is deferred and included as part of the basis of the underlying contracts and recognized when the contracts are securitized.

WFS' borrowings with the Bank consist of a $125 million unsecured Senior Note with a fixed interest rate of 7.25% and with a final maturity in 2003 and borrowings under a Line of Credit agreement at a variable rate of interest based upon the Federal composite commercial paper rate. WFS is not aware of any facts which would preclude it from continuing to borrow from the Bank under the Line of Credit.

GAIN ON SALE OF CONTRACTS
- - -------------------------

WFS recorded a gain on sale of contracts of $12.3 million for the three months ended March 31, 1996 compared to $1.1 million for the same period of 1995. The increase in gain on sale reported in 1996 is primarily the result of wider locked-in gross interest spread of 946 basis points for the securitization in the first quarter of 1996 compared to 753 basis points for the securitization in the first quarter of 1995, as well as a 149% increase in the amounts of auto contracts securitized. Contracts sold during the first three months of 1996 totalled $485 million compared to $190 million during the same period of 1995.

While the assumptions used in determining gain on sale of contracts have not materially changed during the last three years, gain on sale of contracts has fluctuated as a result of changes in the gross interest rate spread of contracts securitized. Gross interest rate spread is affected by general market conditions and overall market interest rates. The risks inherent in interest rate fluctuation are substantially reduced through hedging activities.

PROVISION FOR CREDIT LOSSES
- - ---------------------------

The Company maintains an allowance for credit losses to cover anticipated losses for contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual net losses on the contracts held on balance sheet or by the reduction of contracts held on balance sheet. The level of the allowance is determined based principally on the outstanding balance of contracts held on balance sheet, pending sales of contracts and historical loss trends. WFS believes that the allowance for credit losses is currently adequate to absorb potential losses in the owned portfolio.

The provision for credit losses totalled $5.2 million for the three months ended March 31, 1996 compared to $0.1 million for the same period in 1995. The increase in the provision for credit losses is attributable to two factors. WFS has expanded aggressively into other states and increased its production in the lower end of the prime credit quality spectrum resulting in an increase in chargeoffs for on-balance sheet contracts to 3.63% for the three months ended March 31, 1996 from 1.56% for the same period in 1995. Additionally, at the end of the first quarter of 1995, WFS had committed to sell $190 million of contracts. Since the loans had already been committed for sale, WFS did not set aside reserves for this portfolio.

OPERATING EXPENSES
- - ------------------

Total operating expenses were $26.2 million for the three months ended March 31, 1996 compared to $16.9 million for the same period in 1995. The increase in total operating expenses is primarily attributable to an increase in the number of contracts serviced and expansion into additional states. At March 31, 1996, WFS operated in 97 offices in 18 states compared to 71 offices in 9 states at March 31, 1995.

Salaries and employee benefits expense increased to $14.6 million for the three months ended March 31, 1996 compared to $9.5 million for the same period in 1995. Occupancy expense increased to $1.6 million for the three months ended March 31, 1996 compared to $1.2 million for the same period in 1995.

The general and administrative costs paid to parent are based upon the actual costs incurred and estimates of actual usage. WFS believes that these costs approximate the cost to perform these services on its own behalf or acquire them from third parties. WFS has the option, under management agreements, to procure these services on its own should it be more economically beneficial for WFS to do so. In 1996, the general and administrative costs paid to parent were $4.4 million for the three months ended March 31, 1996 compared to $2.9 million for the same period in 1995.

Other operating expenses include credit and collections costs, telephone and other miscellaneous expenses. Credit and collections expense increased to $2.0 million for the three months ended March 31, 1996 compared to $1.2 million for the same period in 1995. Telephone expense totalled $0.8 million for the three months ended March 31, 1996 compared to $0.5 million for the same period in 1995. Miscellaneous expenses, which include travel, marketing, stationery, supplies, postage, legal, professional fees and other ancillary costs, increased to $2.7 million for the three months ended March 31, 1996 compared to $1.4 million for the same period in 1995.

INCOME TAXES
- - ------------

WFS files consolidated federal and state tax returns as part of a consolidated group that includes the Bank and Westcorp, the holding company parent of the Bank. Taxes are paid in accordance with a tax sharing agreement that allocates taxes based on the relative income or loss of each entity on a stand-alone basis. The effective tax rates for the three months ended March 31, 1996 and 1995 were 42.3% and 42.0%, respectively.

                               FINANCIAL CONDITION

CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE
- - ------------------------------------------------

WFS holds a portfolio of contracts on balance sheet for investment that totalled $83.2 million at March 31, 1996 and $104 million at December 31, 1995. Contracts held for sale totalled $233 million at March 31, 1996 compared to $220 million at December 31, 1995. The balance in this portfolio is largely dependent upon the timing of the origination and securitization of contracts. WFS completed securitization transactions of $485 million during the first three months of 1996. WFS plans to continue to securitize contracts on a regular basis.

The following table presents information on the value of the contracts purchased from dealers ("indirect contracts"), or originated directly from consumers ("direct contracts"), as well as the value of contracts secured by new and used autos for the periods indicated below:

                                     THREE MONTHS ENDED MARCH 31,
                             -------------------------------------------
                                     1996                   1995
                             --------------------    -------------------
Indirect contracts           $        488,489,134    $       316,663,442
Direct contracts                       15,633,322             19,386,502
                             --------------------    -------------------
     Total volume            $        504,122,456    $       336,049,944
                             ====================    ===================

New  autos                   $        113,655,265    $        77,423,160
Used autos                            390,467,191            258,626,784
                             --------------------    -------------------
     Total volume            $        504,122,456    $       336,049,944
                             ====================    ===================

WFS is consistently expanding it operations to meet the needs of dealers in the auto finance market. WFS is dedicated to developing and maintaining strong relationships with its network of dealers used during the first three months of 1996. These relationships contribute to successful geographic expansion and increased originations of contracts as shown in the table below.

                                                                           CONTRACTS ORIGINATED
                                              -----------------------------------------------------------------------------
                                                        THREE MONTHS ENDED                     THREE MONTHS ENDED
                                                          MARCH 31, 1996                         MARCH 31, 1995
                           # OF       YEAR    -------------------------------------- --------------------------------------
STATE                    OFFICES     BEGUN          DOLLARS             DEALERS            DOLLARS             DEALERS
- - --------------------------------------------  -------------------  ----------------- --------------------  ----------------
California                 39         1973       $292,614,163           2,496           $262,329,066            2,277
Oregon                      5         1992         29,369,499             370             14,756,476              285
Nevada                      3         1993         30,013,871             118             13,121,719               89
Arizona                     3         1993         25,212,828             220              7,643,142              108
Texas                      18         1994         49,018,691             794             31,337,775              520
Washington                  4         1994         18,640,266             229              3,320,648              104
New Mexico                  1         1994          5,427,503              72              1,946,546               42
Idaho                       1         1994          5,143,205              86                965,551               35
Utah                        1         1995          4,177,621              82                494,016               21
Oklahoma                    1         1995          2,441,123              64                135,005                6
Colorado                    1         1995         13,237,723             109
Missouri                    1         1995          9,786,145             101
Florida                     1         1995          6,053,317              96
North Carolina              1         1995          3,315,461              59
Georgia                     1         1995          3,187,893              53
Kansas                      1         1995          1,756,756              25
Illinois                    1         1996          2,199,001              32
Hawaii                      1         1996          1,609,038               3
Indiana                     1         1996            918,352              14
                                                 ------------           -----           ------------            -----
     Total                                       $504,122,456           5,023           $336,049,944            3,487
                                                 ============           =====           ============            =====

AMOUNTS DUE FROM TRUSTS
- - -----------------------

The excess cash flow generated by contracts sold to trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, WFS advances additional monies to these accounts. These funds, as well as the excess spread, are paid to WFS after the spread accounts reach a predetermined funding level. Amounts due from trusts represent funds due to WFS not yet disbursed from the spread accounts. The amounts due from trusts at March 31, 1996 were $125 million as compared with $110 million at year-end 1995. The increase from the year-end amount is a result of the increase in total contracts securitized and outstanding.

EXCESS SERVICING RECEIVABLE
- - ---------------------------

Excess servicing receivable consists of the estimated present value of future excess cash flows from the excess spread. Future cash flows are computed by taking into account certain assumptions principally regarding prepayments, losses and servicing costs. These cash flows are then discounted at a market-based rate. The balance is then amortized against actual servicing income on a monthly basis. The assumptions and discount rates used are reviewed each quarter and adjusted, if appropriate, to reflect actual performance of the contracts. The following table provides a rollforward of the excess servicing receivable.

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                --------------------------------------
                                       1996                1995
                                ------------------   -----------------
Beginning balance               $       78,045,241   $      43,425,826
Additions                               23,732,905           7,587,495
Amortization                           (16,030,297)         (9,159,535)
                                ------------------   -----------------
Ending balance                  $       85,747,849   $      41,853,786
                                ==================   =================


Additions to excess servicing receivable result from new securitizations and reflect the estimated present value of the future cash flows of the contracts securitized. The amortization of excess servicing receivable presented above represents the scheduled amortization based upon the assumptions underlying the calculation of the estimated present value of the remaining future cash flows.

ASSET QUALITY
- - -------------

Servicing income is affected by the quality of the underlying contracts originated and securitized by WFS. Servicing contracts includes managing delinquent contracts, repossessing and selling autos, securing defaulted contracts and recovering deficiency balances. A delinquent contract is one on which payment has not been made by the due date on which such payment was contractually due. WFS monitors and attempts to minimize delinquencies and losses through an online collections system. At March 31, 1996, delinquency for the serviced portfolio was 0.99% based on the dollar amount of contracts outstanding compared to 1.24% at December 31, 1995, as shown in the table below.

                                                      MARCH 31, 1996                            DECEMBER 31, 1995
                                       ----------------------------------------    -----------------------------------------
                                            NUMBER                                       NUMBER
                                              OF                                           OF
                                           CONTRACTS               AMOUNT              CONTRACTS               AMOUNT
                                       -----------------     ------------------    ------------------    -------------------
Contracts serviced (1)                           279,164     $    2,426,638,209               258,665    $     2,209,594,002
                                       =================     ==================    ==================    ===================
Period of delinquency (2)
   31-59 days                                      1,771     $       14,923,885                 2,180    $        18,557,510
   60-89 days                                        670              6,127,408                   690              6,142,551
   90 days or more                                   363              3,093,641                   308              2,701,084
                                       -----------------     ------------------    ------------------    -------------------
Total contracts delinquent                         2,804     $       24,144,934                 3,178    $        27,401,145
                                       =================     ==================    ==================    ===================
Delinquencies as a percentage of
   number and amount of contracts
   outstanding                                      1.00%                  0.99%                 1.23%                  1.24%
                                       =================     ==================    ==================    ===================

- - -------------------

(1) Includes delinquency information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

(2) The period of delinquency is based on the number of days payments are contractually past due.

LOSSES
- - ------

WFS has continued its aggressive geographic expansion, and has increased its purchase of contracts in the lower end of the prime credit quality spectrum. This growth has led to higher yielding loans and higher loss experience. Management believes the benefit of higher yielding loans more than offsets the increase in loan loss experience; however, management continues to monitor the level of charge offs and collection activities to ensure strong asset quality.

                                                       THREE MONTHS ENDED           THREE MONTHS ENDED
                                                           MARCH 31,                     MARCH 31,
                                                              1996                         1995
                                                     --------------------           ------------------
Contracts serviced (1)
At end of period                                        $2,426,638,209                 $1,749,901,235
                                                        ==============                 ==============

Average during period                                   $2,297,590,290                 $1,677,197,140
                                                        ==============                 ==============

Gross charge offs of contracts during period            $   18,424,666                 $    9,434,144
Recoveries of contracts during period                        5,942,772                      3,648,237
                                                        --------------                 --------------
Net chargeoffs                                          $   12,481,894                 $    5,785,907
                                                        ==============                 ==============
Net chargeoffs as a percentage of contracts
   outstanding during period (2)                                  2.17%                          1.38%

- - -----------------

(1) Includes loan loss information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS, and is net of unearned add-on interest.

(2) Annualized based on net chargeoffs as a percentage of average contracts outstanding during the three months ended March 31, 1996.

CAPITAL RESOURCES AND LIQUIDITY
- - -------------------------------

WFS requires substantial capital resources to operate its business. The resources available to WFS include contract securitizations, collections of principal and interest from contracts and borrowings from its parent. These sources provide capital to fund originations of contracts. It is anticipated that contracts purchased will continue to be the major cash need of WFS.

Operating activities generate cash flows through securitizations and principal receipts on contracts. WFS' financing is provided by the Bank under the terms of its $125 million Senior Note and a $400 million Line of Credit. These sources of capital are expected to provide adequate funding of WFS' operations and WFS believes that its sources of liquidity are sufficient to meet its short and long term cash requirements.

WFS' hedging strategy includes the use of two-year treasury securities forward agreements. These agreements are entered into by WFS in amounts which generally correspond to the principal amount of the securitization transactions. The market value of these forward agreements responds inversely to the market value changes of the underlying contracts. Because of this inverse relationship, WFS can effectively lock in its gross interest rate spread at the time of entering into the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts. WFS uses only highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. WFS hedges substantially all of its contracts pending securitization.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.              LEGAL PROCEEDINGS

                     On March 29, 1996, the court issued its order approving settlement and its final judgement for the class action lawsuit, relating to WFS' collateral protection insurance program and the court found that the settlement was fair, reasonable and adequate. There were no modifications from the preliminary approval order dated December 22, 1995. The court retains jurisdiction over the settlement administration.

                     WFS is involved as parties to certain legal proceedings incidental to its business. WFS believes that the outcome of such proceedings will not have a material effect upon its business or financial condition.


ITEM 2.              CHANGES IN SECURITIES

                     None

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

                     None

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None

ITEM 5.              OTHER INFORMATION

                     None

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

         (a)         EXHIBITS

                     27   Financial Data Schedule

         (b)         REPORTS ON FORM 8-K

                     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WFS FINANCIAL INC
- - --------------------------------------------------------------------------------
                                  (Registrant)








 Date: May 13, 1996            By: /s/JOY SCHAEFER
       ------------------          ------------------------------------
                                   Joy Schaefer
                                   Vice Chairman, President
                                   and Chief Operating Officer


 Date: May 13, 1996            By: /s/LEE A. WHATCOTT
       ------------------          ------------------------------------
                                   Lee A. Whatcott
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)