Form 10-Q
period 1996-06-30
WFS FINANCIAL INC
filed 1996-08-01
CIK 946343

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


                         COMMISSION FILE NUMBER 0-26458


                                 WFS FINANCIAL INC
- ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                   33-0291646
- --------------------------------                     -------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)


                   23 PASTEUR, IRVINE, CALIFORNIA 92618-3816
- -----------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 727-1000
- -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No
                                               -----     -----

As of July 31, 1996, the registrant had 25,684,175 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.


The total number of sequentially numbered pages is 20.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                                   FORM 10-Q

                                 JUNE 30, 1996

                               TABLE OF CONTENTS

                          ----------------------------

                                                                      Page No.
                                                                      -------
PART I.        FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Statements of Financial Condition at
               June 30, 1996 and December 31, 1995                        3

               Consolidated Statements of Income for the
               Three and Six Months Ended June 30, 1996 and 1995          4

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1996 and 1995                    5

               Notes to Unaudited Consolidated Financial Statements       6

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       10

PART II.       OTHER INFORMATION

    Item 1.    Legal Proceedings                                         19

    Item 2.    Changes in Securities                                     19

    Item 3.    Defaults Upon Senior Securities                           19

    Item 4.    Submission of Matters to a Vote of Security Holders       19

    Item 5.    Other Information                                         19

    Item 6.    Exhibits and Reports on Form 8-K                          19

SIGNATURES                                                               20

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------
                         ITEM 1.  FINANCIAL STATEMENTS

                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                        JUNE 30,           DECEMBER 31,
                                                                          1996                1995
                                                                      ------------         ------------
ASSETS
  Short term investments                                              $111,073,120         $ 65,019,858
  Contracts receivable                                                  41,905,689          103,914,277
  Contracts held for sale                                              233,149,001          219,916,889
  Allowance for credit losses                                           (8,575,489)          (7,794,974)
                                                                      ------------         ------------
    Contracts receivable, net                                          266,479,201          316,036,192
  Amounts due from trusts                                              148,771,859          110,230,750
  Excess servicing receivable                                           93,765,434           78,045,241
  Furniture, fixtures and equipment                                      2,224,632            4,282,614
  Accrued interest receivable                                            1,361,392            1,927,979
  Deferred taxes                                                         7,192,327            5,054,931
  Other                                                                  1,668,952            2,990,811
                                                                      ------------         ------------
                                                                      $632,536,917         $583,588,376
                                                                      ============         ============
LIABILITIES
  Senior note payable - parent                                        $125,000,000         $125,000,000
  Amounts held on behalf of trustee                                    367,068,357          341,692,369
  Other liabilities                                                     12,385,232            7,845,324
                                                                      ------------         ------------
                                                                       504,453,589          474,537,693

SHAREHOLDERS' EQUITY
  Common stock, no par value; authorized 50,000,000 shares;
    issued and outstanding 25,684,175 shares in 1996 and 1995           73,123,190           73,123,190
  Paid-in capital                                                        4,000,000            4,000,000
  Retained earnings                                                     50,960,138           31,927,493
                                                                      ------------         ------------
                                                                       128,083,328          109,050,683
                                                                      ------------         ------------
                                                                      $632,536,917         $583,588,376
                                                                      ============         ============

- ------------------------------
     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                            Three Months Ended                 Six Months Ended
                                                                 June 30,                          June 30,
                                                        ---------------------------        ---------------------------
                                                           1996            1995               1996            1995
                                                        -----------     -----------        -----------     -----------
REVENUES
  Interest income                                       $16,326,560     $15,157,832        $30,663,482     $29,229,492
  Interest expense - parent                               2,493,036       4,656,315          5,189,053       9,036,170
                                                        -----------     -----------        -----------     -----------
  Net interest income                                    13,833,524      10,501,517         25,474,429      20,193,322
  Servicing income                                       26,653,634      15,557,345         50,244,374      31,474,231
  Gain on sale of contracts                               9,416,823       5,416,484         21,704,185       6,541,987
                                                        -----------     -----------        -----------     -----------
TOTAL REVENUES                                           49,903,981      31,475,346         97,422,988      58,209,540

EXPENSES
  Provision for credit losses                               827,622       1,939,695          6,014,623       2,071,213
  Operating expenses:
    Salaries and employee benefits                       18,590,162       9,671,605         33,234,243      19,121,654
    General and administrative costs
      paid to parent                                      4,927,208       2,813,986          9,325,306       5,681,633
    Occupancy                                             1,642,518         994,318          3,204,233       1,935,206
    Credit and collections                                2,152,097       1,223,071          4,128,586       2,408,278
    Telephone                                               933,373         491,096          1,698,241         989,758
    Depreciation                                            177,716         316,401            344,634         595,469
    Miscellaneous                                         3,913,757       2,313,251          6,578,181       4,035,638
                                                        -----------     -----------        -----------     -----------
TOTAL OPERATING EXPENSES                                 32,336,831      17,823,728         58,513,424      34,767,636
                                                        -----------     -----------        -----------     -----------
TOTAL EXPENSES                                           33,164,453      19,763,423         64,528,047      36,838,849
                                                        -----------     -----------        -----------     -----------

INCOME BEFORE INCOME TAXES                               16,739,528      11,711,923         32,894,941      21,370,691
  Income taxes                                            7,026,505       4,826,728         13,862,296       8,883,411
                                                        -----------     -----------        -----------     -----------
NET INCOME                                              $ 9,713,023     $ 6,885,195        $19,032,645     $12,487,280
                                                        ===========     ===========        ===========     ===========
NET INCOME PER COMMON SHARE                             $      0.38     $      0.33        $      0.74     $      0.61
                                                        ===========     ===========        ===========     ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                     25,684,175      20,624,175         25,684,175      20,624,175
                                                        ===========     ===========        ===========     ===========


- ------------------------------
     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             Six Months Ended June 30,
                                                                          ----------------------------------
                                                                               1996                1995
                                                                          -------------        -------------
OPERATING ACTIVITIES
  Net income                                                              $    19,032,645      $  12,487,280
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for credit losses                                               6,014,623          2,071,213
      Depreciation                                                                344,634            595,469
      Amortization of deferred fees                                              (134,161)          (143,031)
      Decrease (increase) in interest receivable                                  566,587           (187,271)
  Net change in other assets                                                     (815,537)          (496,681)
  Net change in other liabilities                                               4,539,908          3,862,147
  Origination of contracts                                                 (1,028,000,691)      (693,827,059)
  Proceeds from sale of contracts                                           1,010,000,000        680,000,000
  Other change in contracts                                                    61,677,220         75,390,791
                                                                          ---------------      -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      73,225,228         79,752,858

INVESTING ACTIVITIES
  Sale (purchase) of furniture, fixtures and equipment                          1,713,348         (1,049,998)
  Net increase in trust receivable                                            (54,261,302)       (24,277,272)
                                                                          ---------------      -------------
NET CASH USED IN INVESTING ACTIVITIES                                        (52,547,954)       (25,327,270)

FINANCING ACTIVITIES
  Increase in trustee accounts                                                 25,375,988         61,107,696
  Net increase in borrowings from parent                                          -             (115,533,284)
                                                                          ---------------      -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            25,375,988        (54,425,588)
                                                                          ---------------      -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                     $    46,053,262            -
Cash and equivalents at beginning of period                                    65,019,858            -
                                                                          ---------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   111,073,120            -
                                                                          ===============      =============
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid for:
    Interest                                                              $     4,858,865      $   9,036,170
    Income taxes                                                               11,737,887          6,562,045


- ------------------------------
     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION
- ------------------------------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the WFS Financial Inc ("WFS") Form 10- K.

Certain amounts from the 1995 consolidated financial statement amounts have been reclassified to conform to the 1996 presentation.

                       WFS FINANCIAL INC AND SUBSIDIARIES

NOTE B -  NET CONTRACTS RECEIVABLE
- ----------------------------------------------------

Net contracts receivable consisted of the following:


                                              June 30,         December 31,
                                                1996               1995
                                            ------------       ------------
Consumer:
  Indirect contracts                        $300,595,178       $329,863,227
  Direct contracts                            15,257,913         25,194,734
  Unearned discounts                         (47,490,672)       (38,627,941)
                                            ------------       ------------
                                             268,362,419        316,430,020
Allowance for credit losses                   (8,575,489)        (7,794,974)
Deferred contract fees                          (293,852)          (443,462)
Dealer participation                           6,986,123          7,844,608
                                            ------------       ------------
                                             266,479,201        316,036,192
Less contracts held for sale                 233,149,001        219,916,889
                                            ------------       ------------
    Total                                   $ 33,330,200       $ 96,119,303
                                            ============       ============


The following table presents the changes in deferred contract fees and dealer participations which are adjustments to the contract balance.


                                              Three Months Ended                      Six Months Ended
                                                   June 30,                               June 30,
                                         -------------------------------         ------------------------------
                                             1996               1995                 1996             1995
                                         ------------       ------------         ------------      ------------
Balance at beginning of period           $  7,425,967       $ 12,178,901         $  7,401,146      $ 10,085,951
Originations                               15,558,726         10,085,484           30,974,205        19,601,621
Amortization                               (1,179,875)        (1,014,944)          (2,349,199)       (1,934,748)
Sales                                     (15,112,547)       (13,005,283)         (29,333,881)      (19,508,666)
                                         ------------       ------------         ------------      ------------
Balance at end of period                 $  6,692,271       $  8,244,158         $  6,692,271      $  8,244,158
                                         ============       ============         ============      ============

At June 30, 1996, WFS had forward agreements with a notional face amount outstanding and a fair value of $160 million.

Contracts serviced by WFS for the benefit of others totalled approximately $2.4 billion at June 30, 1996 and $1.9 billion at December 31, 1995.

                       WFS FINANCIAL INC AND SUBSIDIARIES

NOTE C - ALLOWANCE FOR CREDIT LOSSES
- ------------------------------------

Changes in the allowance for credit losses were as follows:


                                                Three Months Ended                      Six Months Ended
                                                     June 30,                               June 30,
                                           ------------------------------         -----------------------------
                                              1996               1995                1996               1995
                                           -----------        -----------         -----------       -----------
Balance at beginning of period             $ 9,739,256        $ 8,289,513         $ 7,794,974       $ 9,576,041
Provision for credit losses                    827,622          1,939,695           6,014,623         2,071,213
Charged off contracts                       (3,335,682)        (3,086,323)         (8,029,407)       (5,397,057)
Recoveries                                   1,344,293          1,136,193           2,795,299         2,028,881
                                           -----------        -----------         -----------       -----------
Balance at end of period                   $ 8,575,489        $ 8,279,078         $ 8,575,489       $ 8,279,078
                                           ===========        ===========         ===========       ===========


NOTE D -FURNITURE, FIXTURES AND EQUIPMENT
- -----------------------------------------

Furniture, fixtures and equipment consisted of the following:

                                                                   June 30,          December 31,
                                                                     1996                1995
                                                                  ----------         ------------
Computers and software                                                                $4,620,278
Furniture, fixtures and leasehold improvements                    $1,679,704           1,327,706
Equipment                                                          1,681,212           1,352,362
Automobiles                                                          183,930             168,866
                                                                  ----------          ----------
                                                                   3,544,846           7,469,212
Less accumulated depreciation                                      1,320,214           3,186,598
                                                                  ----------          ----------
                                                                  $2,224,632          $4,282,614
                                                                  ==========          ==========


WFS transferred all computers and software to Westcorp, the holding company, as part of its effort to combine the administrative services into one group for the entire consolidated entity.

                       WFS FINANCIAL INC AND SUBSIDIARIES

NOTE E - INTERCOMPANY ADVANCES
- ------------------------------

WFS receives advances in the form of a warehouse line of credit ("Line of Credit") and a senior note payable ("Senior Note") from its parent, Western Financial Savings Bank F.S.B. (the "Bank") to fund its operations.

The Line of Credit agreement permits WFS to draw up to $400 million to be used in its operations. The interest rate for the three months ended June 30, 1996 was 5.54%. Interest payments are calculated based on the average amount outstanding. At June 30, 1996 and December 31, 1995, WFS did not have any draws outstanding on the Line of Credit.

WFS also borrowed $125 million from the Bank under the terms of the Senior Note, which is still outstanding. Interest is calculated at the rate of 7.25% per annum.


NOTE F - DIVIDENDS
- ------------------

On June 28, 1996, WFS announced a 10% stock dividend. The dividend is payable August 9, 1996 to shareholders of record as of July 19, 1996. All stock related data in the consolidated financial statements reflect the stock dividend for all periods.


NOTE G - OTHER EVENTS
- ---------------------
On June 28, 1996, WFS adopted an incentive stock option plan and a stock repurchase plan which were designed to replace the company's current stock appreciation rights (SARs) plan. The incentive stock option plan will eliminate the income effects that result from the accounting treatment required of SARs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    OVERVIEW

The primary sources of revenue for WFS are servicing income and net interest income. Servicing income is primarily generated following the securitization of installment sales contracts and installment loans (collectively "contracts") originated by WFS and consists of: (i) contractual servicing fees, (ii) excess servicing income and (iii) fee income such as late charges and documentation fees which are earned regardless of whether or not a securitization has occurred. Contractual servicing is the servicing fee contractually due from a trust for servicing contracts which have been securitized. Excess servicing is the cash flow derived from the excess spread which is equal to the difference between the stated interest rate on the contracts securitized and the interest rate on the securitizations, adjusted for credit losses, administrative expenses and contractual servicing fees. Late charges, deferment fees, documentation fees and other fees are also collected on all contracts serviced and are retained by WFS. Net interest income is the difference between the interest earned on contracts not yet sold in securitization transactions and the interest paid on the liabilities used to fund such contracts.

In addition to servicing income and net interest income, gain on sale of contracts is also a source of revenue. WFS computes a gain on sale with respect to contracts securitized based on the present value of the estimated future excess cash flows to be received from such contracts using a market discount rate. In order to determine the gain on sale, WFS also considers prepaid dealer commissions, issuance costs and the effect of hedging activities. Gain on sale is recorded as excess servicing receivable on the balance sheet and is amortized against servicing income over the life of the contracts.

WFS originated $524 million and $1.0 billion of contracts for the three and six months ended June 30, 1996 compared to $358 million and $694 million of contracts for the same periods in 1995. This represents a 46% and 48% increase in production for the respective periods. The company securitized $525 million and $1.0 billion of contracts for the three and six months ended June 30, 1996 compared with $490 million and $680 million of contracts for the same periods in 1995.

The following table sets forth the loan origination, sale and principal reduction activity of WFS for the periods indicated.

                                                  Three Months Ended                         Six Months Ended
                                                       June 30,                                  June 30,
                                           --------------------------------         ----------------------------------
                                               1996               1995                  1996                 1995
                                           ------------        ------------         --------------        ------------
Beginning balance                          $308,762,282        $526,003,683         $  316,430,020        $425,957,378
Originations                                523,878,235         357,777,114          1,028,000,691         693,827,059
Sales                                       525,000,000         490,000,000          1,010,000,000         680,000,000
Principal reductions (1)                     39,278,098          31,244,855             66,068,292          77,248,495
                                           ------------        ------------         --------------        ------------
Ending balance                             $268,362,419        $362,535,942         $  268,362,419        $362,535,942
                                           ============        ============         ==============        ============

- --------------------
(1)   Includes scheduled payments, prepayments and charge offs.


                             RESULTS OF OPERATIONS

SERVICING INCOME
- ----------------

Total servicing income was $26.7 million and $50.2 million for the three and six months ended June 30, 1996 compared to $15.6 million and $31.5 million for the same periods in 1995. This represents a 71% and 60% increase in servicing income for the respective periods and is due primarily to the increased servicing portfolio. WFS' serviced portfolio, including contracts held on balance sheet, increased to $2.6 billion at June 30, 1996 from $1.9 billion at June 30, 1995.

Excess servicing income may be impacted by changes in the amount of credit losses and amount of prepayments. One of the factors that will cause excess servicing income to fluctuate is the amount and timing of credit losses. Changes in the amount of prepayments may also affect the amount and timing of excess servicing income. Excess servicing income is dependent upon the average excess spread on the contracts sold and the size of the serviced portfolio. Contractual servicing income is earned at a rate of 1% per annum on the outstanding balance of contracts securitized and is consistent with industry standards. Other fee income, consisting primarily of documentation fees, late charges and deferment fees also increased as a direct result of the increase in the number of contracts originated and outstanding. Increased competition may also affect the amount of other fee income that WFS may earn when originating or servicing contracts.

The following table summarizes servicing income for the periods indicated.

                                            Three Months Ended                           Six Months Ended
                                                 June 30,                                     June 30,
                                     ---------------------------------           ---------------------------------
                                         1996                  1995                  1996                  1995
                                     -----------           -----------           -----------           -----------
Excess servicing income              $13,566,910           $ 6,807,409           $24,852,982           $14,489,743
Contractual servicing income           5,796,020             3,963,889            11,022,627             7,478,646
Other fee income                       7,290,704             4,786,047            14,368,765             9,505,842
                                     -----------           -----------           -----------           -----------
  Total servicing income             $26,653,634           $15,557,345           $50,244,374           $31,474,231
                                     ===========           ===========           ===========           ===========


NET INTEREST INCOME
- -------------------

Net interest income is the difference between the rate earned on contracts held on balance sheet, generally during the warehousing period prior to securitization, and the interest cost associated with WFS' borrowings. Net interest income totalled $13.8 million and $25.5 million for the three and six months ended June 30, 1996 compared to $10.5 million and $20.2 million for the same periods in 1995. The increase for the three and six months ended June 30, 1996 compared to the same period in 1995 is due to an increased net interest rate spread. The following table shows the average rate earned on contracts and the average rate paid on borrowings, consisting primarily of advances from the Bank, together with the corresponding net interest rate spread for the periods indicated.

                                               Three Months Ended                      Six Months Ended
                                                    June 30,                              June 30,
                                           ------------------------               ------------------------
                                            1996              1995                 1996              1995
                                           ------            ------               ------            ------
Yield on interest earning assets           14.88%            13.98%               14.45%            14.13%
Cost of borrowings                          6.20%             6.34%                6.34%             6.04%
                                           -----             -----                -----             -----
Net interest rate spread                    8.68%             7.64%                8.11%             8.09%
                                           =====             =====                =====             =====


Prior to securitizing contracts, WFS earns interest income on its contracts, pays interest expense to fund the contracts and absorbs any credit losses. To protect against changes in interest rates, WFS hedges contracts prior to their securitization with forward agreements. The gain or loss on these forward agreements is deferred and included as part of the basis of the underlying contracts and recognized when the contracts are securitized. After securitization, the net cash flows are recorded as servicing income.

WFS' borrowings with the Bank consist of a $125 million unsecured Senior Note with a fixed interest rate of 7.25% maturing in 2003. Borrowings under the Line of Credit agreement are at a variable rate of interest based upon the Federal composite commercial paper rate. WFS is not aware of any facts which would preclude it from continuing to borrow from the Bank under the Line of Credit.

GAIN ON SALE OF CONTRACTS
- -------------------------

WFS recorded a gain on sale of contracts of $9.4 million and $21.7 million for the three and six months ended June 30, 1996 compared to $5.4 million and $6.5 million for the same periods of 1995. The increase in gain on sale reported in 1996 is primarily the result of an increase in the amount securitized and wider interest rate spreads. Contracts sold during the second quarter of 1996 totalled $525 million compared to $490 million during the same periods of 1995. Additionally, the owners trust transaction in the second quarter included an accelerated payment structure to asset backed investors that reduced the interest cost of the owners trust which is a component in calculating the gain on sale.

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


PROVISION FOR CREDIT LOSSES
- ---------------------------

The Company maintains an allowance for credit losses to cover anticipated losses for contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual net losses on the contracts held on balance sheet or by the reduction of contracts held on balance sheet. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet, pending sales of contracts and historical loss trends. WFS believes that the allowance for credit losses is currently adequate to absorb potential losses in the owned portfolio. The provision for credit losses totalled $0.8 million and $6.0 million for the three and six months ended June 30, 1996 compared to $1.9 million and $2.1 million for the same periods in 1995.


OPERATING EXPENSES
- ------------------

Total operating expenses were $32.3 million and $58.5 million for the three and six months ended June 30, 1996 compared to $17.8 million and $34.8 million for the same periods in 1995. Except where otherwise noted, the increase in total operating expenses is primarily attributable to an increase in the number of contracts serviced and expansion into additional states. At June 30, 1996, WFS operated in 103 offices in 21 states compared to 77 offices in 11 states at June 30, 1995.

Salaries and employee benefits expense increased to $18.6 million and $33.2 million for the three and six months ended June 30, 1996 compared to $9.7
million and $19.1 million for the same periods in 1995.   This increase is
mainly attributable to the increase in the number of employees due to the Company's expansion. Additionally, there was $2.0 million in compensation expense related to the Company's SARs plan for the same six month period. See "Note G - Other Events" to WFS Consolidated Financial Statements.

Occupancy expense increased to $1.6 million and $3.2 million for the three and six months ended June 30, 1996 compared to $1.0 million and $1.9 million for the same periods in 1995. The general and administrative costs paid to parent are based upon the actual costs incurred and estimates of actual usage. WFS believes that these costs approximate the cost to perform these services on its own behalf or acquire them from third parties. WFS has the option, under management agreements, to procure these services on its own should it be more economically beneficial for WFS to do so. In 1996, the general and administrative costs paid to parent were $4.9 million and $9.3 million for the three and six months ended June 30, 1996 compared to $2.8 million and $5.7 million for the same periods in 1995.

Other operating expenses include credit and collections costs, telephone and other miscellaneous expenses. Credit and collections expense increased to $2.2 million and $4.1 million for the three and six months ended June 30, 1996 compared to $1.2 million and $2.4 million for the same periods in 1995. Telephone expense totalled $0.9 million and $1.7 million for the three and six months ended June 30, 1996 compared to $0.5 million and $1.0 million for the same periods in 1995. Miscellaneous expenses, which include travel, marketing, stationery, supplies, postage, legal, professional fees and other ancillary costs, increased to $3.9 million and $6.6 million for the three and six months ended June 30, 1996 compared to $2.3 million and $4.0 million for the same periods in 1995.


INCOME TAXES
- ------------

WFS files consolidated federal and state tax returns as part of a consolidated group that includes the Bank and Westcorp, the holding company parent of the Bank. Taxes are paid in accordance with a tax sharing agreement that allocates taxes based on the relative income or loss of each entity on a stand-alone basis. The effective tax rates for the six months ended June 30, 1996 and 1995 were 42.1% and 41.6%, respectively.


                              FINANCIAL CONDITION


CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE
- ------------------------------------------------

WFS holds a portfolio of contracts on balance sheet for investment that totalled $41.9 million at June 30, 1996 and $104 million at December 31, 1995. Contracts held for sale totalled $233 million at June 30, 1996 compared to $220 million at December 31, 1995. The balance in these portfolios is largely dependent upon the timing of the origination and securitization of contracts. WFS completed securitization transactions of $1.0 billion during the first six months of 1996. WFS plans to continue to securitize contracts on a regular basis.

The following table presents information on the value of the contracts purchased from dealers ("indirect contracts"), or originated directly from consumers ("direct contracts"), as well as the value of contracts secured by new and used autos for the periods indicated below:


                                      Three Months Ended                            Six Months Ended
                                           June 30,                                     June 30,
                               -------------------------------            -----------------------------------
                                   1996               1995                      1996                1995
                               ------------       ------------            --------------        ------------
Indirect contracts             $506,056,250       $336,596,692            $  994,545,384        $653,260,134
Direct contracts                 17,821,985         21,180,422                33,455,307          40,566,925
                               ------------       ------------            --------------        ------------
    Total volume               $523,878,235       $357,777,114            $1,028,000,691        $693,827,059

New autos                      $104,624,636       $ 80,105,343            $  218,279,901        $157,528,503
Used autos                      419,253,599        277,671,771               809,720,790         536,298,556
                               ------------       ------------            --------------        ------------
    Total volume               $523,878,235       $357,777,114            $1,028,000,691        $693,827,059
                               ============       ============            ==============        ============

WFS is consistently expanding it operations to meet the needs of dealers in the auto finance market. WFS is dedicated to developing and maintaining strong relationships with its network of over 6,500 dealers. These relationships contribute to successful geographic expansion and increased originations of contracts as shown in the table below.


                                                                       Contracts Originated
                                               -----------------------------------------------------------------
                                                     Six Months Ended                    Six Months Ended
                                                       June 30, 1996                       June 30, 1995
                         # OF       YEAR       -----------------------------       -----------------------------
STATE                   OFFICES    BEGUN          Dollars            Dealers          Dollars            Dealers
- -----                   -------    -----       --------------        -------       ------------          -------
California                40        1973         $576,339,697         3,054        $498,555,267           2,887
Oregon                     5        1992           58,191,283           440          51,376,193             414
Arizona                    4        1993           60,014,238           270          20,831,784             140
Nevada                     3        1993           56,675,750           135          35,894,275             110
Texas                     19        1994          100,490,139         1,020          69,073,133             710
Washington                 4        1994           42,048,025           319           5,223,221             153
New Mexico                 1        1994           13,418,952            95           4,807,696              49
Idaho                      1        1994           10,589,451           126           2,286,070              45
Colorado                   2        1995           25,901,358           154           3,149,096              24
Missouri                   3        1995           20,356,724           144
Florida                    4        1995           14,153,699           154
Utah                       2        1995            8,271,871           114           2,236,553              45
North Carolina             2        1995            8,123,327            99
Georgia                    2        1995            7,521,889            79
Oklahoma                   2        1995            5,371,329            86
Kansas                     1        1995            4,500,691            40             393,771              38
7 Other States             8        1996           16,032,268           173
                         ---                   --------------         -----        ------------           -----
    Total                103                   $1,028,000,691         6,502        $693,827,059           4,615
                         ===                   ==============         =====        ============           =====

AMOUNTS DUE FROM TRUSTS
- -----------------------

Under the terms of the securitization transactions, the excess cash flow generated by contracts sold to trusts is deposited into spread accounts by the trustee. In addition, at the time a securitization transaction closes, WFS advances additional monies to these accounts. After the spread accounts reach a predetermined funding level, these funds, as well as the excess spread, are paid to WFS. Amounts due from trusts represent funds due to WFS that have not been disbursed from the spread accounts. The amounts due from trusts at June 30, 1996 were $149 million as compared with $110 million at year-end 1995. The increase from the year-end amount is a result of the increase in total contracts securitized and outstanding.


EXCESS SERVICING RECEIVABLE
- ---------------------------

Excess servicing receivable consists of the estimated present value of future excess cash flows from the excess spread in securitizations. Future cash flows are computed by taking into account certain assumptions principally regarding prepayments, losses and servicing costs. These cash flows are then discounted at a market-based rate. The balance is then amortized against actual servicing income on a monthly basis. The assumptions and discount rates used are reviewed each quarter and adjusted, if appropriate, to reflect actual performance of the contracts. The following table provides a rollforward of the excess servicing receivable.


                                     Three Months Ended                       Six Months Ended
                                          June 30,                                June 30,
                               -------------------------------          -------------------------------
                                   1996               1995                  1996               1995
                               ------------       ------------          ------------       ------------
Beginning balance              $ 85,747,849       $ 41,853,786          $ 78,045,241       $ 43,425,826
Additions                        24,260,933         27,602,748            47,993,838         35,190,243
Amortization                    (16,243,348)       (10,938,632)          (32,273,645)       (20,098,167)
                               ------------       ------------          ------------       ------------
Ending balance                 $ 93,765,434       $ 58,517,902          $ 93,765,434       $ 58,517,902
                               ============       ============          ============       ============

Additions to excess servicing receivable result from new securitizations and reflect the estimated present value of the future cash flows of the contracts securitized. The amortization of excess servicing receivable presented above represents the scheduled amortization based upon the assumptions underlying the calculation of the estimated present value of the remaining future cash flows.


ASSET QUALITY
- -------------

Servicing income is affected by the quality of the underlying contracts originated and securitized by WFS. Servicing contracts includes managing delinquent contracts, repossessing and selling autos, securing defaulted contracts and recovering deficiency balances. A delinquent contract is one on which payment has not been made by the due date on which such payment was contractually due. WFS monitors and attempts to minimize delinquencies and losses through an online collections system. At June 30, 1996, delinquency for the serviced portfolio was 1.25% based on the dollar amount of contracts outstanding compared to 1.24% at December 31, 1995, as shown in the table below.

                                                    June 30, 1996                        December 31, 1995
                                           ------------------------------         -------------------------------
                                            Number                                 Number
                                              of                                     of
                                           Contracts           Amount             Contracts            Amount
                                           ---------       --------------         ---------        --------------
Contracts serviced (1)                       300,215       $2,631,851,454           258,665        $2,209,594,002
                                           =========       ==============         =========        ==============
Period of delinquency (2)
  31-59 days                                   2,434       $   21,051,345             2,180        $   18,557,510
  60-89 days                                     788            7,301,692               690             6,142,551
  90 days or more                                508            4,644,575               308             2,701,084
                                           ---------       --------------         ---------        --------------
Total contracts delinquent                     3,730       $   32,997,612             3,178        $   27,401,145
                                           =========       ==============         =========        ==============
Delinquencies as a percentage of
  number and amount of contracts
  outstanding                                   1.24%                1.25%             1.23%                 1.24%
                                           =========       ==============         =========        ==============

- --------------------
(1) Includes delinquency information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

(2) The period of delinquency is based on the number of days payments are contractually past due.


LOSSES
- ------

WFS has continued its aggressive geographic expansion, and has increased the relative percentage of contracts that it purchases through its branch division. This growth has led to higher yielding loans and higher loss experience. Management believes the benefit of higher yielding loans more than offsets the increase in loan loss experience. Management continues to monitor the level of charge offs and collection activities to ensure strong asset quality.

                                                     Three Months Ended                       Six Months Ended
                                                          June 30,                                 June 30,
                                            -----------------------------------       ----------------------------------
                                                 1996                1995                  1996                1995
                                            --------------      --------------        --------------      --------------
Contracts serviced (1)
At end of period                            $2,631,851,454      $1,878,169,414        $2,631,851,454      $1,878,169,414
                                            ==============      ==============        ==============      ==============

Average during period                       $2,518,379,322      $1,801,493,494        $2,407,984,806      $1,734,852,986
                                            ==============      ==============        ==============      ==============

Gross charge offs of contracts
  during period                             $   16,980,925      $   10,813,707        $   35,405,590      $   20,247,851
Recoveries of contracts during
  period                                         6,416,707           4,592,737            12,359,479           8,240,974
                                            --------------      --------------        --------------      --------------
Net charge offs                             $   10,564,218      $    6,220,970        $   23,046,111      $   12,006,877
                                            ==============      ==============        ==============      ==============

Net charge offs as a percentage of
  contracts outstanding during period (2)             1.68%               1.38%                 1.91%               1.38%

- --------------------
(1) Includes loan loss information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS, and is net of unearned add-on interest.

(2) Annualized based on net charge offs as a percentage of average contracts outstanding during the three months ended June 30, 1996.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

WFS requires substantial capital resources to operate its business. The resources available to WFS include contract securitizations, collections of principal and interest from contracts and borrowings from its parent. These sources provide capital to fund originations of contracts. It is anticipated that contracts purchased will continue to be the major cash need of WFS.

Operating activities generate cash flows through securitizations and principal receipts on contracts. WFS' financing is provided by the Bank under the terms of its $125 million Senior Note and its $400 million Line of Credit. These sources of capital are expected to provide adequate funding of WFS' operations and WFS believes that its sources of liquidity are sufficient to meet its short and long term cash requirements.

WFS' hedging strategy includes the use of two-year Treasury securities forward agreements. Generally, these agreements are entered into by WFS in amounts which correspond to the principal amount of the securitization transactions. The market value of these forward agreements responds inversely to the market value changes of the underlying contracts. Because of this inverse relationship, WFS can effectively lock in its gross interest rate spread at the time of entering into the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts. WFS uses only highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. WFS hedges substantially all of its contracts pending securitization.

                          PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

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


                               WFS FINANCIAL INC
- --------------------------------------------------------------------------------
                                  (Registrant)





 Date:                                      By:  /s/ JOY SCHAEFER
      ---------------------                      -------------------------------
                                                 Joy Schaefer
                                                 Vice Chairman, President
                                                 and Chief Operating Officer


 Date:                                       By:  /s/ LEE A.WHATCOTT
      ---------------------                      -------------------------------
                                                 Lee A. Whatcott
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)