Form 10-Q/A
period 1996-06-30
WFS FINANCIAL INC
filed 1996-08-01
CIK 946343

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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


                               WFS FINANCIAL INC
- --------------------------------------------------------------------------------
                                  (Registrant)





 Date:  August 1, 1996                      By:  /s/ JOY SCHAEFER
        --------------                           -------------------------------
                                                 Joy Schaefer
                                                 Vice Chairman, President
                                                 and Chief Operating Officer


 Date:  August 1, 1996                      By:  /s/ LEE A.WHATCOTT
        --------------                           -------------------------------
                                                 Lee A. Whatcott
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)