Form 10-Q
period 1996-09-30
WFS FINANCIAL INC
filed 1996-11-01
CIK 946343

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (Mark One)

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         COMMISSION FILE NUMBER 0-26458

                                WFS FINANCIAL INC
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                    33-0291646
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

                    23 PASTEUR, IRVINE, CALIFORNIA 92618-3816
                    (Address of principal executive offices)

                                 (714) 727-1000
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

As of October 31, 1996, the registrant had 25,684,175 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 20.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                                Page No.
                                                                                --------
PART I.     FINANCIAL INFORMATION

    Item 1.     Financial Statements

                Consolidated Statements of Financial Condition at
                September 30, 1996 and December 31, 1995                            3

                Consolidated Statements of Income for the
                Three and Nine Months Ended September 30, 1996 and 1995             4

                Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1996 and 1995                       5

                Notes to Unaudited Consolidated Financial Statements                6

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                10

PART II.     OTHER INFORMATION

    Item 1.     Legal Proceedings                                                  19

    Item 2.     Changes in Securities                                              19

    Item 3.     Defaults Upon Senior Securities                                    19

    Item 4.     Submission of Matters to a Vote of Security Holders                19

    Item 5.     Other Information                                                  19

    Item 6.     Exhibits and Reports on Form 8-K                                   19

SIGNATURES                                                                         20

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                    SEPTEMBER 30,       December 31,
                                                                        1996                 1995
                                                                    -------------       -------------
ASSETS
   Short term investments                                           $ 116,348,072       $  65,019,858
   Contracts receivable                                                46,425,455         103,914,277
   Contracts held for sale                                            230,550,710         219,916,889
   Allowance for credit losses                                         (8,388,282)         (7,794,974)
                                                                    -------------       -------------
     Contracts receivable, net                                        268,587,883         316,036,192
   Amounts due from trusts                                            170,460,392         110,230,750
   Excess servicing receivable                                        102,453,273          78,045,241
   Furniture, fixtures and equipment                                    2,889,464           4,282,614
   Accrued interest receivable                                          1,300,431           1,927,979
   Deferred taxes                                                       7,192,327           5,054,931
   Other                                                                2,350,250           2,990,811
                                                                    -------------       -------------
                                                                    $ 671,582,092       $ 583,588,376
                                                                    =============       =============
LIABILITIES
   Senior note payable - parent                                     $ 125,000,000       $ 125,000,000
   Amounts held on behalf of trustee                                  394,269,839         341,692,369
   Other liabilities                                                   14,035,867           7,845,324
                                                                    -------------       -------------
                                                                      533,305,706         474,537,693
SHAREHOLDERS' EQUITY
   Common stock, no par value; authorized 50,000,000 shares;
   issued and outstanding 18,749,250 shares
     issued and outstanding 25,684,175 shares in 1996 and 1995         73,123,054          73,123,190
   Paid-in capital                                                      4,000,000           4,000,000
   Retained earnings                                                   61,153,332          31,927,493
                                                                    -------------       -------------
                                                                      138,276,386         109,050,683
                                                                    -------------       -------------
                                                                    $ 671,582,092       $ 583,588,376
                                                                    =============       =============

----------
     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                   ------------------------------      ------------------------------
                                                       1996              1995              1996             1995
                                                   ------------      ------------      ------------      ------------
REVENUES
   Interest income                                 $ 16,152,610      $ 15,504,623      $ 46,816,091      $ 44,734,115
   Interest expense - parent                          1,911,450         3,942,199         7,100,503        12,978,369
                                                   ------------      ------------      ------------      ------------
   Net interest income                               14,241,160        11,562,424        39,715,588        31,755,746
   Servicing income                                  29,260,941        19,694,243        79,505,315        51,168,474
   Gain on sale of contracts                          9,421,196         5,303,021        31,125,381        11,845,008
                                                   ------------      ------------      ------------      ------------
TOTAL REVENUES                                       52,923,297        36,559,688       150,346,284        94,769,228
EXPENSES
   Provision for credit losses                        1,918,481         2,459,568         7,933,103         4,530,781
   Operating expenses:
     Salaries and employee benefits                  17,590,073        11,722,933        50,824,316        30,844,587
     General and administrative costs paid to
       parent                                         5,320,825         2,714,671        14,646,131         8,396,305
     Occupancy                                        1,861,096         1,157,870         5,065,329         3,093,075
     Credit and collections                           2,082,327         1,446,245         6,210,913         3,854,524
     Telephone                                        1,048,660           561,048         2,746,901         1,550,805
     Depreciation                                       164,025           352,896           508,659           948,365
     Miscellaneous                                    5,120,823         2,114,780        11,699,004         6,150,418
                                                   ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                             33,187,829        20,070,443        91,701,253        54,838,079
                                                   ------------      ------------      ------------      ------------
TOTAL EXPENSES                                       35,106,310        22,530,011        99,634,356        59,368,860
                                                   ------------      ------------      ------------      ------------
INCOME BEFORE INCOME TAXES                           17,816,987        14,029,677        50,711,928        35,400,368
   Income taxes                                       7,623,793         5,778,596        21,486,089        14,662,007
                                                   ------------      ------------      ------------      ------------
NET INCOME                                         $ 10,193,194      $  8,251,081      $ 29,225,839      $ 20,738,361
                                                   ============      ============      ============      ============
NET INCOME PER COMMON SHARE                        $       0.40      $       0.34      $       1.14      $       0.95
                                                   ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                25,684,175        23,997,509        25,684,175        21,748,619
                                                   ============      ============      ============      ============

--------
     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                    -------------------------------------
                                                                         1996                   1995
                                                                    ---------------       ---------------
OPERATING ACTIVITIES
   Net income                                                       $    29,225,839       $    20,738,361
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for credit losses                                        7,933,103             4,530,781
       Depreciation                                                         508,659               948,365
       Amortization of deferred fees                                       (190,484)             (214,539)
       Amortization of excess servicing fee receivable                   50,783,060            31,078,119
       Decrease (increase) in interest receivable                           627,548              (346,537)
   Net change in other assets                                            (1,496,835)            4,143,401
   Net change in other liabilities                                        6,190,407             5,153,238
   Origination of contracts                                          (1,587,231,601)       (1,114,875,424)
   Proceeds from sale of contracts                                    1,545,000,000         1,055,000,000
   Other change in contracts                                             81,937,291           122,628,667
                                                                    ---------------       ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               133,286,987           128,784,432
INVESTING ACTIVITIES
   Sale (purchase) of furniture, fixtures and equipment                     884,491            (1,607,827)
   Net increase in trust receivable                                    (135,420,734)          (78,741,572)
                                                                    ---------------       ---------------
NET CASH USED IN INVESTING ACTIVITIES                                  (134,536,243)          (80,349,399)
FINANCING ACTIVITIES
   Issuance of common stock                                                                    70,207,012
   Increase in trustee accounts                                          52,577,470            91,644,567
   Net decrease in borrowings from parent                                        --          (195,792,182)
                                                                    ---------------       ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      52,577,470           (33,940,603)
                                                                    ---------------       ---------------
INCREASE IN CASH AND CASH EQUIVALENTS                               $    51,328,214       $    14,494,430
Cash and equivalents at beginning of period                              65,019,858                    --
                                                                    ---------------       ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   116,348,072       $    14,494,430
                                                                    ===============       ===============
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
Cash paid for:
     Interest                                                       $     7,778,744       $    12,978,369
     Income taxes                                                        16,612,259             7,392,995

--------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the WFS Financial Inc ("WFS") Form 10-K.

Certain amounts from the 1995 consolidated financial statement amounts have been reclassified to conform to the 1996 presentation.

NOTE B - NET CONTRACTS RECEIVABLE

Net contracts receivable consisted of the following:

                                                            SEPTEMBER 30,         DECEMBER 31,
                                                               1996                   1995
                                                            -------------         -------------
Consumer:
   Indirect contracts                                       $ 300,650,897         $ 329,863,227
   Direct contracts                                            15,471,032            25,194,734
   Unearned discounts                                         (45,580,071)          (38,627,941)
                                                            -------------         -------------
                                                              270,541,858           316,430,020
Allowance for credit losses                                    (8,388,282)           (7,794,974)
Deferred contract fees                                           (320,718)             (443,462)
Dealer participation                                            6,755,025             7,844,608
                                                            -------------         -------------
                                                              268,587,883           316,036,192
Less contracts held for sale                                  230,550,710           219,916,889
                                                            -------------         -------------
     Total                                                  $  38,037,173         $  96,119,303
                                                            =============         =============

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the changes in deferred contract fees and dealer participations which are adjustments to the contract balance.

                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                    -------------------------------       -------------------------------
                                        1996               1995               1996               1995
                                    ------------       ------------       ------------       ------------
Balance at beginning of period      $  6,692,271       $  8,244,158       $  7,401,146       $ 10,085,951
Originations                          15,883,766         12,132,860         46,857,971         31,734,481
Amortization                          (1,126,737)        (1,137,876)        (3,475,936)        (3,072,624)
Sales                                (15,014,993)       (10,691,356)       (44,348,874)       (30,200,022)
                                    ------------       ------------       ------------       ------------
Balance at end of period            $  6,434,307       $  8,547,786       $  6,434,307       $  8,547,786
                                    ============       ============       ============       ============

At September 30, 1996, WFS had forward agreements with a notional face amount outstanding and a fair value of $40 million.

Contracts serviced by WFS for the benefit of others totalled approximately $2.6 billion at September 30, 1996 and $1.9 billion at December 31, 1995.

NOTE C - ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

                                                       THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,                           SEPTEMBER 30,
                                              -------------------------------------    ------------------------------------
                                                     1996               1995                  1996              1995
                                              ------------------ ------------------    ------------------ -----------------
Balance at beginning of period                $        8,575,489 $        8,279,078    $        7,794,974 $       9,576,041
Provision for credit losses                            1,918,481          2,459,568             7,933,103         4,530,781
Charged off contracts                                 (3,292,373)        (3,549,223)          (11,321,779)       (8,946,280)
Recoveries                                             1,186,685          1,276,749             3,981,984         3,305,630
                                              ------------------ ------------------    ------------------ -----------------
Balance at end of period                      $        8,388,282 $        8,466,172    $        8,388,282 $       8,466,172
                                              ================== ==================    ================== =================

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - EXCESS SERVICING RECEIVABLE

Excess servicing receivable consists of the present value of estimated future cash flows to be received by WFS from the excess spread created in securitizations. The estimated future cash flows are determined by taking into account certain assumptions principally regarding prepayments, credit losses and servicing costs. These cash flows are then discounted at a rate management believes to be at market. The balance of the excess servicing receivable is then amortized against actual servicing income on a monthly basis. The assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect performance of the contracts. The following table shows the activity of the excess servicing receivable.

                                                       THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,                           SEPTEMBER 30,
                                              -------------------------------------    ------------------------------------
                                                     1996               1995                  1996              1995
                                              ------------------ ------------------    ------------------ -----------------
Beginning balance                             $       93,765,434 $       58,517,902    $       78,045,241 $      43,425,826
Additions                                             27,197,254         19,572,374            75,191,092        54,762,617
Amortization                                         (18,509,415)       (10,979,952)          (50,783,060)      (31,078,119)
                                              ------------------ ------------------    ------------------ -----------------
Ending balance                                $      102,453,273 $       67,110,324    $      102,453,273 $      67,110,324
                                              ================== ==================    ================== =================

Additions to excess servicing receivable result from new securitizations and reflect the initial estimate of the present value of the future cash flows of the contracts securitized. The amortization of excess servicing receivable represents the decline in the excess servicing receivable for the respective periods based upon the present value of the remaining estimated future cash flows as of period end.

In initially valuing its excess servicing receivable, WFS establishes an off balance sheet allowance for expected losses under the spread account provisions of the securitization transactions and this allowance is included as a component in calculating the excess servicing receivable. The allowance is based upon historical experience and management's estimate of future performance regarding primarily prepayments, credit losses, and servicing costs. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior expectations.

The following table presents the estimated future undiscounted cash flows to be received from securitizations, net of estimated costs to service and after giving effect to estimated prepayments. To arrive at the excess servicing receivable, this amount is reduced by the off balance sheet allowance established for future losses and by discounting these cash flows to present value.

                                                                  SEPTEMBER 30,
                                                                       1996
                                                               --------------------
Estimated net undiscounted cash flows                          $        269,849,312
Allowance for losses                                                   (150,272,082)
Discount to present value                                               (17,123,957)
                                                               --------------------
Excess servicing receivable                                    $        102,453,273
                                                               ====================
Outstanding balance of contracts sold through
  securitizations                                              $      2,593,947,023
Allowance for losses as a percent of contracts sold through
  securitizations                                                             5.79%

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                         1996            1995
                                                      ----------      ----------
Computers and software                                        --      $4,620,278
Furniture, fixtures and leasehold improvements        $2,310,859       1,327,706
Equipment                                              1,823,110       1,352,362
Automobiles                                              209,399         168,866
                                                      ----------      ----------
                                                       4,343,368       7,469,212
Less accumulated depreciation                          1,453,904       3,186,598
                                                      ----------      ----------
                                                      $2,889,464      $4,282,614
                                                      ==========      ==========

WFS transferred all computers and software to Westcorp, the holding company, as part of its effort to combine the administrative services into one group for the entire consolidated entity.

NOTE F - INTERCOMPANY ADVANCES

WFS receives advances in the form of a warehouse line of credit ("Line of Credit") and a senior note payable ("Senior Note") from its parent, Western Financial Bank F.S.B. (the "Bank") to fund its operations.

The Line of Credit agreement permits WFS to draw up to $400 million to be used in its operations. The interest rate for the three months ended September 30, 1996 was 5.51%. Interest payments are calculated based on the average amount outstanding. At September 30, 1996 and December 31, 1995, WFS did not have any draws outstanding on the Line of Credit.

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

WFS originated $559 million and $1.6 billion of contracts for the three and nine months ended September 30, 1996 compared to $421 million and $1.1 billion of contracts for the same periods in 1995. This represents a 33% and 42% increase in production for the respective periods. The company securitized $535 million and $1.5 billion of contracts for the three and nine months ended September 30, 1996 compared with $375 million and $1.1 billion of contracts for the same periods in 1995.

The following table sets forth the loan origination, sale and principal reduction activity of WFS for the periods indicated.

                                                  THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                    SEPTEMBER 30,                                SEPTEMBER 30,
                                       ----------------------------------------     ---------------------------------------
                                              1996                 1995                    1996                1995
                                       ------------------- --------------------     ------------------- -------------------
Beginning balance                      $       268,362,419 $        362,535,942     $       316,430,020 $       425,957,378
Originations                                   559,230,911          421,048,364           1,587,231,601       1,114,875,424
Sales                                          535,000,000          375,000,000           1,545,000,000       1,055,000,000
Principal reductions (1)                        22,051,472           49,193,945              88,119,763         126,442,441
                                       ------------------- --------------------     ------------------- -------------------
Ending balance                         $       270,541,858 $        359,390,361     $       270,541,858 $       359,390,361
                                       =================== ====================     =================== ===================

-------------------

(1)    Includes scheduled payments, prepayments and charge offs.

                              RESULTS OF OPERATIONS

SERVICING INCOME

Total servicing income was $29.3 million and $79.5 million for the three and nine months ended September 30, 1996 compared to $19.7 million and $51.2 million for the same periods in 1995. This represents a 49% and 55% increase in servicing income for the respective periods and is due primarily to the increased servicing portfolio. WFS' serviced portfolio, including contracts held on balance sheet, increased to $2.9 billion at September 30, 1996 from $2.0 billion at September 30, 1995.

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

The following table summarizes servicing income for the periods indicated.

                                                       THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,                           SEPTEMBER 30,
                                              -------------------------------------    ------------------------------------
                                                     1996               1995                  1996              1995
                                              ------------------ ------------------    ------------------ -----------------
Excess servicing income                       $       14,512,990 $       10,060,977    $       39,365,972 $      24,550,720
Contractual servicing income                           6,498,338          4,167,914            17,520,965        11,646,560
Other fee income                                       8,249,613          5,465,352            22,618,378        14,971,194
                                              ------------------ ------------------    ------------------ -----------------
   Total servicing income                     $       29,260,941 $       19,694,243    $       79,505,315 $      51,168,474
                                              ================== ==================    ================== =================

NET INTEREST INCOME

Net interest income is the difference between the rate earned on contracts held on balance sheet, generally during the warehousing period prior to securitization, and the interest cost associated with WFS' borrowings. Net interest income totalled $14.2 million and $39.7 million for the three and nine months ended September 30, 1996 compared to $11.6 million and $31.8 million for the same periods in 1995. The increase for the three and nine months ended September 30, 1996 compared to the same period in 1995 is due to an increased net interest rate spread. The following table shows the average rate earned on contracts and the average rate paid on borrowings, consisting primarily of advances from the Bank, together with the corresponding net interest rate spread for the periods indicated.

                                                       THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,                           SEPTEMBER 30,
                                              -------------------------------------    ------------------------------------
                                                     1996               1995                  1996              1995
                                              ------------------ ------------------    ------------------ -----------------
Yield on interest earning assets                          15.43%             13.94%                14.77%            14.10%
Cost of borrowings                                         6.03%              6.47%                 6.25%             6.19%
                                              ------------------ ------------------    ------------------ -----------------
Net interest rate spread                                   9.40%              7.47%                 8.52%             7.91%
                                              ================== ==================    ================== =================

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

WFS' borrowings from the Bank consist of a $125 million unsecured Senior Note with a fixed interest rate of 7.25% and maturing in 2003. Borrowings under the Line of Credit agreement are at a variable rate of interest based upon the Federal composite commercial paper rate. WFS is not aware of any facts which would preclude it from continuing to borrow from the Bank under the Line of Credit.

GAIN ON SALE OF CONTRACTS

WFS recorded a gain on sale of contracts of $9.4 million and $31.1 million for the three and nine months ended September 30, 1996 compared to $5.3 million and $11.8 million for the same periods of 1995. The increase in gain on sale reported in 1996 is primarily the result of an increase in the amount securitized and wider interest rate spreads. Contracts sold during the third quarter of 1996 totalled $535 million compared to $375 million during the same periods of 1995.

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

PROVISION FOR CREDIT LOSSES

The Company maintains an allowance for credit losses to cover anticipated losses for contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual net losses on the contracts held on balance sheet or by the reduction of contracts held on balance sheet. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet, pending sales of contracts and historical loss trends. WFS believes that the allowance for credit losses is currently adequate to absorb potential losses in the owned portfolio. The provision for credit losses totalled $1.9 million and $7.9 million for the three and nine months ended September 30, 1996 compared to $2.5 million and $4.5 million for the same periods in 1995. The decline for the three months ended September 30, 1996, compared to the same period last year, is the result of a $91 million reduction in the on balance sheet portfolio as WFS continues to increase its securitization portfolio. At the same time, the allowance for loan losses as a percent of total on balance sheet contracts increased 0.80% to 3.1% from 2.3% a year earlier.

OPERATING EXPENSES

Total operating expenses were $33.2 million and $91.7 million for the three and nine months ended September 30, 1996 compared to $20.1 million and $54.8 million for the same periods in 1995. Except where otherwise noted, the increase in total operating expenses is primarily attributable to an increase in the number of contracts serviced and expansion into additional states. At September 30, 1996, WFS purchased contracts in 27 states from 125 office locations compared to 15 states and 80 offices at September 30, 1995.

Salaries and employee benefits expense increased to $17.6 million and $50.8 million for the three and nine months ended September 30, 1996 compared to $11.7 million and $30.8 million for the same periods in 1995. This increase is mainly attributable to the increase in the number of employees due to the Company's expansion. Occupancy expense increased to $1.9 million and $5.1 million for the three and nine months ended September 30, 1996 compared to $1.2 million and $3.1 million for the same periods in 1995.

The general and administrative costs paid to parent are based upon the actual costs incurred and estimates of actual usage. WFS believes that these costs approximate the cost to perform these services on its own behalf or acquire them from third parties. WFS has the option, under management agreements, to procure these services on its own should it be more economically beneficial for WFS to do so. In 1996, the general and administrative costs paid to parent were $5.3 million and $14.6 million for the three and nine months ended September 30, 1996 compared to $2.7 million and $8.4 million for the same periods in 1995.

Other operating expenses include credit and collections costs, telephone and other miscellaneous expenses. Credit and collections expense increased to $2.1 million and $6.2 million for the three and nine months ended September 30, 1996 compared to $1.4 million and $3.9 million for the same periods in 1995. Telephone expense totalled $1.0 million and $2.7 million for the three and nine months ended September 30, 1996 compared to $0.6 million and $1.6 million for the same periods in 1995. Miscellaneous expenses, which include travel, marketing, stationery, supplies, postage, legal, professional fees and other ancillary costs, increased to $5.1 million and $11.7 million for the three and nine months ended September 30, 1996 compared to $2.1 million and $6.2 million for the same periods in 1995.

INCOME TAXES

WFS files consolidated federal and state tax returns as part of a consolidated group that includes the Bank and Westcorp, the holding company parent of the Bank. Taxes are paid in accordance with a tax sharing agreement that allocates taxes based on the relative income or loss of each entity on a stand-alone basis. The effective tax rates for the nine months ended September 30, 1996 and 1995 were 42.4% and 41.4%, respectively.

                               FINANCIAL CONDITION

CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE

WFS holds a portfolio of contracts on balance sheet for investment that totalled $46.4 million at September 30, 1996 and $104 million at December 31, 1995. Contracts held for sale totalled $231 million at September 30, 1996 compared to $220 million at December 31, 1995. The balance in these portfolios is largely dependent upon the timing of the origination and securitization of contracts. WFS completed securitization transactions of $1.5 billion during the first nine months of 1996. WFS plans to continue to securitize contracts on a regular basis.

The following table presents information on the volume of contracts secured by new and used autos for the periods indicated below:

                                                  THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                    SEPTEMBER 30,                                SEPTEMBER 30,
                                       ----------------------------------------     ---------------------------------------
                                              1996                 1995                    1996                1995
                                       ------------------- --------------------     ------------------- -------------------
New  autos                             $       116,053,005 $        106,355,115     $       334,332,906 $       263,883,618
Used autos                                     443,177,906          314,693,249           1,252,898,695         850,991,806
                                       ------------------- --------------------     ------------------- -------------------
     Total volume                      $       559,230,911 $        421,048,364     $     1,587,231,601 $     1,114,875,424
                                       =================== ====================     =================== ===================

WFS is consistently expanding it operations to meet the needs of dealers in the auto finance market. WFS is dedicated to developing and maintaining strong relationships with its network of dealers. During the last year, WFS increased its network of dealers from 5,450 to over 8,000, a 47% increase. These relationships contribute to successful geographic expansion and increased originations of contracts as shown in the table below.

                                                                          CONTRACTS ORIGINATED
                                             ------------------------------------------------------------------------------
                                                        NINE MONTHS ENDED                      NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1996                     SEPTEMBER 30, 1995
                                             --------------------------------------- --------------------------------------
                          # OF       YEAR                                % OF                                   % OF
STATE                    OFFICES    BEGUN          DOLLARS           ORIGINATIONS          DOLLARS          ORIGINATIONS
-------------------------------------------- -------------------- ------------------ -------------------- -----------------
California                 41        1973    $        854,254,292              54.0% $        782,603,367             70.0%
Oregon                      5        1992              87,337,774               5.5%           71,995,899              6.5%
Arizona                     4        1993              94,022,056               5.9%           38,652,881              3.5%
Nevada                      3        1993              86,594,235               5.4%           63,471,064              5.7%
Texas                      19        1994             157,387,130               9.9%          105,446,535              9.5%
Washington                  4        1994              63,607,527               4.0%           19,960,146              1.8%
New Mexico                  1        1994              22,763,848               1.4%            7,303,725              0.7%
Idaho                       1        1994              17,414,181               1.1%            3,478,344              0.3%
Colorado                    4        1995              41,138,590               2.6%           10,900,837              0.9%
Missouri                    4        1995              34,199,084               2.1%            4,243,934              0.4%
Florida                     6        1995              24,198,304               1.7%              459,171              0.1%
North Carolina              3        1995              14,144,981               0.9%
Utah                        2        1995              14,080,841               0.9%            4,384,068              0.4%
Georgia                     2        1995              12,502,332               0.7%            1,258,707              0.1%
Oklahoma                    2        1995               9,657,148               0.6%
Kansas                      1        1995               8,420,330               0.5%              716,746              0.1%
Illinois                    6        1996              16,158,115               1.0%
Tennessee                   4        1996               6,601,043               0.4%
Indiana                     1        1996               6,367,360               0.4%
Eight Other States         12        1996              16,382,430               1.0%
                       -----------           -------------------- ------------------ -------------------- -----------------
     Total                 125               $      1,587,231,601             100.0% $      1,114,875,424            100.0%
                       ===========           ==================== ================== ==================== =================

AMOUNTS DUE FROM TRUSTS

Under the terms of the securitization transactions, the excess cash flow generated by contracts sold to trusts is deposited into spread accounts by the trustee. In addition, at the time a securitization transaction closes, WFS advances additional monies to these accounts. After the spread accounts reach a predetermined funding level, these funds, as well as the excess spread, are paid to WFS. Amounts due from trusts represent funds due to WFS that have not been disbursed from the spread accounts. The amounts due from trusts at September 30, 1996 were $170 million as compared with $110 million at year-end 1995. The increase from the year-end amount is a result of the increase in total contracts securitized and outstanding.

ASSET QUALITY

Servicing income is affected by the quality of the underlying contracts originated and securitized by WFS. Servicing contracts includes managing delinquent contracts, repossessing and selling autos, securing defaulted contracts and recovering deficiency balances. A delinquent contract is one on which payment has not been made by the due date on which such payment was contractually due. WFS monitors and attempts to minimize delinquencies and losses through an online collections system. At September 30, 1996, delinquency for the serviced portfolio was 1.61% based on the dollar amount of contracts outstanding compared to 1.24% at December 31, 1995, as shown in the table below.

                                                 SEPTEMBER 30, 1996                       DECEMBER 31, 1995
                                       -----------------------------------       -----------------------------------
                                          NUMBER                                    NUMBER
                                            OF                                        OF
                                         CONTRACTS              AMOUNT             CONTRACTS                AMOUNT
                                       --------------       --------------       --------------       --------------
Contracts serviced (1)                        323,085       $2,864,494,190              258,665       $2,209,594,002
                                       ==============       ==============       ==============       ==============
Period of delinquency (2)
   31-59 days                                   3,562       $   30,754,056                2,180       $   18,557,510
   60-89 days                                   1,021            8,903,353                  690            6,142,551
   90 days or more                                698            6,371,172                  308            2,701,084
                                       --------------       --------------       --------------       --------------
Total contracts delinquent                      5,281       $   46,028,581                3,178       $   27,401,145
                                       ==============       ==============       ==============       ==============
Delinquencies as a percentage of
   number and amount of contracts
   outstanding                                   1.63%                1.61%                1.23%                1.24%
                                       ==============       ==============       ==============       ==============

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

                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      SEPTEMBER 30,                              SEPTEMBER 30,
                                         ---------------------------------------    ---------------------------------------
                                                1996                1995                   1996                1995
                                         ------------------- -------------------    ------------------- -------------------
Contracts serviced
   at end of period (1)                  $     2,864,494,190 $     2,048,467,229    $     2,864,494,190 $     2,048,467,229
                                         =================== ===================    =================== ===================
Average during period                    $     2,734,349,797 $     1,944,316,562    $     2,516,773,136 $     1,804,674,178
                                         =================== ===================    =================== ===================
Gross charge offs of contracts
   during period                         $        19,905,395 $        13,129,791    $        55,310,985 $        33,377,642
Recoveries of contracts during
   period                                          6,473,967           5,101,056             18,833,445          13,342,030
                                         ------------------- -------------------    ------------------- -------------------
Net charge offs                          $        13,431,428 $         8,028,735    $        36,477,540 $        20,035,612
                                         =================== ===================    =================== ===================
Net charge offs as a percentage of
   contracts outstanding during
   period (2)                                          1.96%               1.65%                  1.93%               1.48%

-----------------

(1) Includes loan loss information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS, and is net of unearned add-on interest.

(2) Annualized based on net charge offs as a percentage of average contracts outstanding during the three months ended September 30, 1996.

REPOSSESSED ASSETS

WFS disposes of its repossessed vehicles within 30 to 45 days from acquisition, primarily through third party wholesale programs to further limit potential credit losses. At September 30, 1996 total serviced repossessed assets were $3.6 million or 0.13% of total serviced contracts compared to $2.4 million or 0.11% at December 31, 1995 as shown in the table below:

                                                       SEPTEMBER 30, 1996                     DECEMBER 31, 1995
                                              ------------------------------------- --------------------------------------
                                                   NUMBER                                 NUMBER
                                                     OF                                     OF
                                                  CONTRACTS            AMOUNT           CONTRACTS            AMOUNT
                                              -----------------  ------------------ ------------------ -------------------
Serviced repossessed assets                                 685  $        3,666,433                462 $         2,355,953
                                              =================  ================== ================== ===================
Serviced repossessed assets as a
   percentage of number and amount of
   serviced contracts outstanding                          .21%                .13%               .18%                .11%
                                              =================  ================== ================== ===================

CAPITAL RESOURCES AND LIQUIDITY

WFS requires substantial capital resources to operate its business. The resources available to WFS include contract securitizations, collections of principal and interest from contracts and borrowings from its parent. These sources provide capital to fund originations of contracts. It is anticipated that contracts purchased will continue to be the major cash need of WFS.

Operating activities generate cash flows through securitizations and principal receipts on contracts. In addition to cash flows generated through its operating activities, WFS receives financing from the Bank under the terms of its $125 million Senior Note and its $400 million Line of Credit. These sources of capital are expected to provide adequate funding of WFS' operations and WFS believes that its sources of liquidity are sufficient to meet its short and long term cash requirements.

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

                           PART II. OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

                               WFS is involved as a party to certain legal proceedings incidental to its business. WFS believes that the outcome of such proceedings will not have a material effect upon its business or financial condition.

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

                                WFS FINANCIAL INC
--------------------------------------------------------------------------------
                                  (Registrant)

 Date:  November 1, 1996         By:/s/JOY SCHAEFER
        ----------------            ------------------------------------
                                    Joy Schaefer
                                    Vice Chairman, President
                                    and Chief Operating Officer


 Date:  November 1, 1996         By:/s/LEE A. WHATCOTT
        ----------------            --------------------------------------
                                    Lee A. Whatcott
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)