Form 10-Q
period 1997-03-31
WFS FINANCIAL INC
filed 1997-05-15
CIK 946343

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________

                         COMMISSION FILE NUMBER 0-26458
                         ------------------------------

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

                    23 PASTEUR, IRVINE, CALIFORNIA 92618-3816
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (714) 727-1000
              ----------------------------------------------------
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

As of April 30, 1997, the registrant had 25,684,168 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 22.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 1997

                                TABLE OF CONTENTS

                                   ----------

                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition at
          March 31, 1997 and December 31, 1996                             3

          Consolidated Statements of Income for the
          Three Months Ended March 31, 1997 and 1996                       4

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1997 and 1996                       5

          Notes to Unaudited Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               21

Item 2.   Changes in Securities                                           21

Item 3.   Defaults Upon Senior Securities                                 21

Item 4.   Submission of Matters to a Vote of Security Holders             21

Item 5.   Other Information                                               21

Item 6.   Exhibits and Reports on Form 8-K                                21

SIGNATURES                                                                22

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS

                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                        MARCH 31,            DECEMBER 31,
                                                                          1997                   1996
                                                                      -------------         -------------
ASSETS
   Short term investments                                             $ 134,239,766         $ 109,237,133
   Contracts receivable (1)                                              46,426,596            53,287,645
   Contracts held for sale (1)                                          222,955,599           186,302,823
   Allowance for credit losses                                           (8,260,560)           (7,647,986)
                                                                      -------------         -------------
     Contracts receivable, net                                          261,121,635           231,942,482
   Amounts due from trusts                                              217,109,496           191,469,153
   Retained interest in securitized assets                              135,113,266           121,597,461
   Property, plant and equipment                                         18,685,185            16,904,239
   Accrued interest receivable                                            1,368,515             1,517,682
   Other assets                                                           3,482,217             2,903,507
                                                                      -------------         -------------
                                                                      $ 771,120,080         $ 675,571,657
                                                                      =============         =============
LIABILITIES
   Senior note payable - parent                                       $ 125,000,000         $ 125,000,000
   Amounts held on behalf of trustee                                    476,934,494           393,449,007
   Other liabilities                                                     13,480,985             9,431,124
                                                                      -------------         -------------
                                                                        615,415,479           527,880,131
SHAREHOLDERS' EQUITY
   Common stock, no par value; authorized 50,000,000 shares;
     issued and outstanding 25,684,168 shares in 1997 and 1996           73,123,054            73,123,054
   Additional paid-in capital                                             4,000,000             4,000,000
   Retained earnings                                                     79,200,162            70,568,472
   Unrealized loss on retained interest in securitized assets,
     net of tax                                                            (618,615)
                                                                      -------------         -------------
                                                                        155,704,601           147,691,526
                                                                      -------------         -------------
                                                                      $ 771,120,080         $ 675,571,657
                                                                      =============         =============

(1) Net of unearned discount

--------
See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            ------------------------------
                                                               1997                1996
                                                            -----------        -----------
REVENUES
   Interest income                                          $14,292,318        $14,336,920
   Interest expense - parent                                  1,464,967          2,696,016
                                                            -----------        -----------
   Net interest income                                       12,827,351         11,640,904
   Servicing income                                          38,646,975         23,590,739
   Gain on sale of contracts                                  7,344,187         12,287,362
                                                            -----------        -----------
TOTAL REVENUES                                               58,818,513         47,519,005

EXPENSES
   Provision for credit losses                                3,304,023          5,187,000
   Operating expenses:
     Salaries and employee benefits                          23,780,819         14,644,081
     General and administrative costs paid to parent            814,856          2,146,383
     Occupancy                                                3,158,849          1,662,647
     Credit and collections                                   3,054,605          1,976,489
     Telephone                                                1,913,108            764,867
     Data processing                                          1,364,783          2,251,715
     Miscellaneous                                            6,418,231          2,730,411
                                                            -----------        -----------
TOTAL OPERATING EXPENSES                                     40,505,251         26,176,593
                                                            -----------        -----------
TOTAL EXPENSES                                               43,809,274         31,363,593
                                                            -----------        -----------
INCOME BEFORE INCOME TAXES                                   15,009,239         16,155,412
   Income taxes                                               6,377,549          6,835,791
                                                            -----------        -----------
NET INCOME                                                  $ 8,631,690        $ 9,319,621
                                                            ===========        ===========
NET INCOME PER COMMON SHARE                                 $      0.34        $      0.36
                                                            ===========        ===========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                        25,684,168         25,684,168
                                                            ===========        ===========

--------
See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                -----------------------------------
                                                                                     1997                  1996
                                                                                -------------         -------------
OPERATING ACTIVITIES
   Net income                                                                   $   8,631,690         $   9,319,621
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
       Provision for credit losses                                                  3,304,023             5,187,000
       Depreciation                                                                   241,937               166,918
       Amortization of deferred fees                                                  (46,792)              (73,172)
       Amortization of retained interest in securitized assets                      7,201,803            16,030,297
       Decrease in interest receivable                                                149,167               503,171
   Net change in other assets                                                        (130,747)            6,370,477
   Net change in other liabilities                                                  4,049,861              (779,069)
   Origination of contracts                                                      (552,305,883)         (504,122,456)
   Proceeds from sale of contracts                                                500,000,000           485,000,000
   Other change in contracts                                                       19,869,499            23,595,827
                                                                                -------------         -------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                (9,035,442)           41,198,614

INVESTING ACTIVITIES
   (Purchase) sale of property, plant and equipment                            (2,022,883)            2,225,768
   Net increase in trust receivable                                               (47,424,529)          (38,460,004)
                                                                                -------------         -------------
NET CASH USED IN INVESTING ACTIVITIES                                             (49,447,412)          (36,234,236)

FINANCING ACTIVITIES
   Increase in trustee accounts                                                    83,485,487             9,670,103
                                                                                -------------         -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          83,485,487             9,670,103

INCREASE IN CASH AND CASH EQUIVALENTS                                           $  25,002,633         $  14,634,481
Cash and cash equivalents at beginning of period                                  109,237,133            65,019,858
                                                                                -------------         -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 134,239,766         $  79,654,339
                                                                                =============         =============
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
Cash paid for:
     Interest                                                                   $   1,262,658         $   3,431,123
     Income taxes                                                                      17,000

--------
See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
------------------------------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the WFS Financial Inc ("WFS" or the "Company") Form 10-K.

Certain amounts from the 1996 consolidated financial statement amounts have been reclassified to conform to the 1997 presentation.

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". See "Note D - Securitized Assets" in WFS' Unaudited Consolidated Financial Statements.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which is required to be adopted on December 31, 1997. Earlier application of SFAS 128 is not permitted. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS 128 on the calculation of primary earnings per share and fully diluted earnings per share is not expected to be material.

NOTE B - NET CONTRACTS RECEIVABLE
----------------------------------
Net contracts receivable consisted of the following:

                                                              MARCH 31,           DECEMBER 31,
                                                               1997                   1996
                                                           -------------         -------------
Consumer:
   Indirect contracts                                      $ 285,213,937         $ 252,598,389
   Direct contracts                                           15,102,395            15,117,565
   Less unearned discounts                                    37,428,731            33,768,190
                                                           -------------         -------------
                                                             262,887,601           233,947,764
Allowance for credit losses                                   (8,260,560)           (7,647,986)
Dealer participation, net of deferred contract fees            6,494,594             5,642,704
                                                           -------------         -------------
                                                             261,121,635           231,942,482
Less contracts held for sale                                 222,955,599           186,302,823
                                                           -------------         -------------
                                                           $  38,166,036         $  45,639,659
                                                           =============         =============

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the changes in amounts deferred and carried as adjustments to the contract balance including contract fees and dealer participations.

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                      ---------------------------------
                                          1997                 1996
                                      ------------         ------------
Balance at beginning of period        $  5,642,704         $  7,401,146
New deferrals                           16,259,424           15,415,479
Amortization                            (1,040,516)          (1,169,324)
Sales                                  (14,367,018)         (14,221,334)
                                      ------------         ------------
Balance at end of period              $  6,494,594         $  7,425,967
                                      ============         ============


WFS uses two-year Treasury securities forward agreements to minimize its exposure to interest rate risk. The fair value of these instruments may vary with changes in interest rates. At March 31, 1997, WFS held two-year Treasury securities forward agreements with a notional amount outstanding of $140 million. The fair value of these forward agreements was a gain of $34 thousand.

Contracts serviced by WFS for the benefit of others totalled approximately $3.0 billion at March 31, 1997 and $2.8 billion at December 31, 1996.

NOTE C - ALLOWANCE FOR CREDIT LOSSES
------------------------------------
Changes in the allowance for credit losses were as follows:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                      -------------------------------
                                         1997                1996
                                      -----------         -----------
Balance at beginning of period        $ 7,647,986         $ 7,794,974
Provision for credit losses             3,304,023           5,187,000
Charged off contracts                  (3,785,235)         (4,693,725)
Recoveries                              1,093,786           1,451,007
                                      -----------         -----------
Balance at end of period              $ 8,260,560         $ 9,739,256
                                      ===========         ===========


NOTE D - SECURITIZED ASSETS
---------------------------
SFAS 125 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished. For securitization transactions, SFAS 125 defines two separate financial assets retained at the time of securitization, a retained interest in securitized assets, which

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


represents the excess spread created from securitization, and a servicing rights asset which represents the benefit derived from retaining the rights to service the contracts securitized. Previous accounting guidance did not separately distinguish these rights.

Retained interests in securitized assets ("RISA") capitalized upon securitization of contracts represent the present value of the estimated future earnings to be received by WFS from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the contracts sold and the certificate rate paid to the investors less contractually specified servicing and guarantor fees.

Prepayment and credit loss assumptions are utilized to project future earnings and are based upon historical experience. Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of asset impairment. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the contracts.

Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of the RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. RISAs are classified in a manner similar to available for sale securities and as such are marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of shareholders' equity as an unrealized gain or loss, net of applicable taxes.

WFS retains the rights to service all contracts it securitizes. Consumer servicing rights assets ("CSRA") which can be capitalized upon securitization, represent the present value of the estimated future earnings to be received from servicing securitized contracts. These earnings are calculated by estimating future servicing revenues, including contractually specified servicing fee, late charges, other ancillary income, and float benefit and netting them against the actual cost to service contracts. WFS has not capitalized any servicing rights as of March 31, 1997.

The following table presents the activity of the RISA.

                                             THREE MONTHS
                                                ENDED
                                               MARCH 31,
                                                  1997
                                             -------------
Beginning balance                            $ 121,597,461
Additions                                       21,784,186
Amortization                                    (7,201,803)
Change in unrealized loss on retained
 interest in securitized assets                 (1,066,578)
                                             -------------
Ending balance                               $ 135,113,266
                                             =============

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


In initially valuing the RISA, WFS established an off balance sheet allowance for expected future credit losses. The allowance is based upon historical experience and management's estimate of future performance regarding credit losses and includes an unallocated amount to reduce the likelihood of impairment of the RISA. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior expectations.

The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the contracts sold and the certificate rate paid to the investors, less the contractually specified servicing fee of 1.0% and guarantor fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for potential future losses and by discounting to present value. Prior to the adoption of SFAS 125, WFS reduced excess spread by the actual cost to service contracts instead of the contractually specified servicing fee. The actual cost to service contracts is now included in the computation of the CSRA.

                                                                             MARCH 31, 1997
                                                                             ---------------
Estimated net undiscounted RISA earnings                                     $   380,114,033
Off balance sheet allowance for  losses                                         (231,665,845)
Discount to present value                                                        (13,334,922)
                                                                             ---------------
Retained interest in securitized assets                                      $   135,113,266
                                                                             ===============
Outstanding balance of contracts sold through securitizations                $ 2,952,243,619

Off balance sheet allowance for losses as a percent of contracts sold
  through securitizations                                                               7.85%

WFS believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio. Had SFAS 125 been in effect at December 31, 1996, the off balance sheet allowance for losses as a percent of contracts sold through securitizations would have been 8.03%.

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------
Property, plant and equipment consisted of the following at:

                                                       MARCH 31,         DECEMBER 31,
                                                          1997               1996
                                                      -----------        ------------
Land                                                  $ 1,296,131
Computers and software                                 22,518,643        $22,432,667
Furniture, fixtures and leasehold improvements          4,805,569          2,951,804
Equipment                                               2,296,242          2,082,573
Automobiles                                               224,498            209,399
                                                      -----------        -----------
                                                       31,141,083         27,676,443
Less accumulated depreciation                          12,455,898         10,772,204
                                                      -----------        -----------
                                                      $18,685,185        $16,904,239
                                                      ===========        ===========

Depreciation expense was $241,937 and $166,918 for the three months ended March 31, 1997 and 1996, respectively.

NOTE F - INTERCOMPANY AGREEMENTS
--------------------------------
WFS receives advances in the form of a warehouse line of credit ("Line of Credit") and a senior note payable ("Senior Note") from its parent, Western Financial Bank, F.S.B. (the "Bank") to fund its operations.

The Line of Credit agreement permits WFS to draw up to $400 million to be used in its operations. The interest rate for the three months ended March 31, 1997 was 5.58%. Interest payments are calculated based on the average amount outstanding. At March 31, 1997, WFS did not have any draws outstanding on the Line of Credit.

WFS also borrowed $125 million from the Bank under the terms of the Senior Note, which is still outstanding. Interest is calculated at the rate of 7.25% per annum.

WFS also invests its excess cash at the Bank under an Investment Agreement. The Bank pays WFS an interest rate equal to the federal composite commercial paper rate on this excess cash. The weighted average interest rate was 5.64% and 5.54% for the three months ended March 31, 1997 and 1996, respectively. At March 31, 1997, WFS held $132 million of excess cash with the Bank under the Investment Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

The primary sources of revenue for WFS are servicing income and net interest income. Servicing income is primarily generated following the securitization of installment sales contracts and installment loans (collectively "contracts") originated by WFS and consists of: (i) contractual servicing fees, (ii) retained interest income and (iii) fee income such as late charges and documentation fees which are earned regardless of whether or not a securitization has occurred. Contractual servicing is the servicing fee contractually due from a trust for servicing contracts which have been securitized. Retained interest income is the earnings derived from the excess spread which is equal to the difference between the stated interest rate on the contracts securitized and the interest rate on the securitizations, adjusted for credit losses, administrative expenses and contractual servicing fees. Late charges, deferment fees, documentation fees and other fees are also collected on contracts serviced and are retained by WFS. Net interest income is the difference between the interest earned on contracts not yet sold in securitization transactions and the interest paid on the liabilities used to fund such contracts.

In addition to servicing income and net interest income, gain on sale of contracts is also a source of revenue. WFS computes a gain on sale with respect to contracts securitized based on the present value of the estimated future retained interest earnings to be received from such contracts using a market discount rate. In order to determine the gain on sale, WFS also considers prepaid dealer commissions, issuance costs and the effect of hedging activities. RISA is capitalized upon securitization of contracts and represents the present value of the estimated future earnings to be received by WFS from the excess spread created in securitization transactions and is amortized against servicing income over the life of the contracts.

WFS originated $552 million of contracts for the three months ended March 31, 1997 compared to $504 million of contracts for the same period in 1996, which represents a 10% increase in production. WFS securitized $500 million of contracts for the three months ended March 31, 1997 compared with $485 million for the same period in 1996.

The following table sets forth the loan origination, sale and principal reduction activity of WFS for the periods indicated.

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                -----------------------------------
                                     1997                 1996
                                -------------         -------------
Beginning balance               $ 233,947,764         $ 316,430,020
Originations                      552,305,883           504,122,456
Sales                            (500,000,000)         (485,000,000)
Principal reductions (1)          (23,366,046)          (26,790,194)
                                -------------         -------------
   Ending balance               $ 262,887,601         $ 308,762,282
                                =============         =============

-------------------

(1)    Includes scheduled payments, prepayments and charge offs.

                              RESULTS OF OPERATIONS

SERVICING INCOME
----------------

Total servicing income was $38.6 million for the three months ended March 31, 1997 compared to $23.6 million for the same period in 1996. WFS' serviced portfolio, including contracts held on balance sheet, increased to $3.2 billion at March 31, 1997 from $3.0 billion at December 31, 1996.

Retained interest income may be impacted by changes in the amount of credit losses and amount of prepayments. One of the factors that will cause retained interest income to fluctuate is the amount and timing of credit losses. Changes in the amount of prepayments may also affect the amount and timing of retained interest income. Retained interest income is dependent upon the average excess spread on the contracts sold and the size of the serviced portfolio. Contractual servicing income is earned at a rate of 1% per annum on the outstanding balance of contracts securitized. Other fee income, consisting primarily of documentation fees, late charges and deferment fees also increased as a direct result of the increase in the number of contracts originated and outstanding. Increased competition may also affect the amount of other fee income that WFS may earn when originating or servicing contracts.

Servicing income consists of the following components:

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                         ----------------------------
                                            1997              1996
                                         -----------      -----------
Retained interest income                 $22,769,517      $11,209,897
Contractual servicing income               6,679,067        5,226,607
Other fee income                           9,198,391        7,154,235
                                         -----------      -----------
   Total servicing income                $38,646,975      $23,590,739
                                         ===========      ===========


NET INTEREST INCOME
-------------------

Net interest income is the difference between the rate earned on contracts held on balance sheet and the interest costs associated with WFS' borrowings. Net interest income totalled $12.8 million for the three months ended March 31, 1997 compared to $11.6 million for the same period in 1996. The increase for the three months ended March 31, 1997 compared to the same period in 1996 is due to an increased net interest rate spread. The following table shows the average rate earned on contracts and the average rate paid on borrowings, consisting primarily of advances from the Bank, together with the corresponding net interest rate spread for the periods indicated.

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                            ------------------
                                             1997       1996
                                            ------     ------
Yield on interest earning assets            14.46%     13.99%
Cost of borrowings                           6.63       6.47
                                            ------     ------
Net interest rate spread                     7.83%      7.52%
                                            ======     ======


As WFS securitizes its on balance sheet contracts, revenue previously recognized as net interest income will, upon such securitization, be recognized as servicing income. Prior to securitizing contracts, WFS earns interest income on its contracts, pays interest expense to fund the contracts and absorbs any credit losses. After securitization, the net earnings are recorded as servicing income. To protect against changes in interest rates, WFS hedges contracts prior to their securitization with forward agreements. Gains or losses on these forward agreements are deferred and included as part of the basis of the underlying contracts and recognized when the contracts are securitized.

WFS' borrowings from the Bank consist of a $125 million unsecured Senior Note with a fixed interest rate of 7.25% and maturing in 2003. Borrowings under the Line of Credit agreement are at a variable rate of interest based upon the Federal composite commercial paper rate. WFS is not aware of any facts which would preclude it from continuing to borrow from the Bank under the Line of Credit.

GAIN ON SALE OF CONTRACTS
-------------------------

WFS recorded a gain on sale of contracts of $7.3 million for the three months ended March 31, 1997 compared to $12.3 million for the same period of 1996. The decrease in the gain on sale reported in 1997 is primarily the result of a narrowing interest rate spread for contracts sold which was slightly offset by the increase in contracts sold. Contracts sold during the first quarter of 1997 totalled $500 million compared to $485 million during the same period of 1996.

Gain on sale of contracts has fluctuated as a result of changes in the gross interest rate spread of contracts securitized. Gross interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuation are substantially reduced through hedging activities.

PROVISION FOR CREDIT LOSSES
---------------------------

The Company maintains an allowance for credit losses to cover anticipated losses for contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the contracts held on balance sheet or by the reduction of contracts held on balance sheet. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet, pending sales of contracts and historical loss trends. When WFS sells contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculation of gain on sale. WFS believes that the allowance for credit losses is currently adequate to absorb potential losses in the owned portfolio. The provision for credit losses totalled $3.3 million for the three months ended March 31, 1997 compared to $5.2 million for the same period in 1996. The decline for the three months ended March 31, 1997, compared to the same period last year, is the result of a $45 million reduction in the on balance sheet portfolio as WFS continues to increase its securitization portfolio. At the same time, the allowance for loan losses as a percent of total on balance sheet contracts increased 0.70% to 3.1% from 2.4% a year earlier.

OPERATING EXPENSES
------------------

Total operating expenses were $40.5 million for the three months ended March 31, 1997 compared to $26.2 million for the same period in 1996. Except where otherwise noted, the increase in total operating expenses is primarily attributable to an increase in the number of contracts serviced and expansion into additional states. At March 31, 1997, WFS purchased contracts in 32 states from 141 office locations compared to 18 states and 97 offices at March 31, 1996.

Salaries and employee benefits expense increased to $23.8 million for the three months ended March 31, 1997 compared to $14.6 million for the same period in 1996. This increase is mainly attributable to the increase in the number of employees due to the Company's expansion. Occupancy expense increased to $3.0 million for the three months ended March 31, 1997 compared to $1.6 million for the same period in 1996.

The general and administrative costs paid to parent are based upon the actual costs incurred and estimates of actual usage. WFS believes that these costs approximate the cost to perform these services on its own behalf or acquire them from third parties. WFS has the option, under management agreements, to procure these services on its own should it be more economically beneficial for WFS to do so. On January 1, 1997, various administrative departments of Westcorp were transferred to the Bank and WFS as part of a restructuring plan to provide greater focus and specialization within each company. As part of this plan, WFS will retain all administrative operations except for payroll, human resources and certain treasury functions. Because of this transfer, items that had previously been reported as general and administrative costs paid to parent and data processing are now included in other operating expense line items. In 1997, the general and administrative costs paid to parent were $0.8 million for the three months ended March 31, 1997 compared to $2.1 million for the same period in 1996. Data processing expense decreased to $1.4 million for the three months ended March 31, 1997 compared to $2.3 million for the same period in 1996.

Other operating expenses include credit and collections costs, telephone and other miscellaneous expenses. Credit and collections expense increased to $3.1 million for the three months ended March 31, 1997 compared to $2.0 million for the same period in 1996. Telephone expense totalled $1.9 million for the three months ended March 31, 1997 compared to $0.8 million for the same period in 1996. Miscellaneous expenses, which include travel, marketing, stationery, supplies, postage, legal, professional fees and other ancillary costs, increased to $6.3 million for the three months ended March 31, 1997 compared to $2.7 million for the same period in 1996.

INCOME TAXES
------------

WFS files federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp, the holding company parent of the Bank. Other state tax returns are filed by WFS as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement that is based on the relative income or loss of each entity on a stand-alone basis. The effective tax rates for the three months ended March 31, 1997 and 1996 were 42.5% and 42.3%, respectively.

                               FINANCIAL CONDITION

CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE
------------------------------------------------

WFS holds a portfolio of contracts on balance sheet for investment that totalled $46.4 million at March 31, 1997 and $53.3 million at December 31, 1996. Contracts held for sale totalled $223 million at March 31, 1997 compared to $186 million at December 31, 1996. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of contracts. WFS completed securitization transactions of $500 million during the first three months of 1997. WFS plans to continue to securitize contracts on a regular basis.

The following tables present information on the volume of contracts secured by new and used autos as well as growth in volume by states for the periods indicated below:

                                        THREE MONTHS ENDED
                                              MARCH 31,
                                  ------------------------------
                                       1997             1996
                                  -------------    -------------
New vehicles                      $ 100,683,210    $ 113,655,265
Used vehicles                       451,622,673      390,467,191
                                  -------------    -------------
     Total volume                 $ 552,305,883    $ 504,122,456
                                  =============    =============

                                                                  CONTRACTS ORIGINATED
                                             ---------------------------------------------------------------
                                                  THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                    MARCH 31, 1997                     MARCH 31, 1996
                                             -----------------------------    ------------------------------
                          # OF       YEAR                        % OF                              % OF
STATE                    OFFICES    BEGUN       DOLLARS       ORIGINATIONS       DOLLARS        ORIGINATIONS
-----------------------------------------    ------------     ------------    ------------      ------------
California                 42        1972    $260,810,235         47.3%       $298,068,127        59.1%
Oregon                      5        1992      25,131,835          4.6%         28,918,565         5.7%
Arizona                     4        1993      28,717,631          5.2%         24,849,368         4.9%
Nevada                      3        1993      24,298,191          4.4%         28,945,373         5.7%
Texas                      18        1994      27,277,130          4.9%         47,904,218         9.5%
Washington                  4        1994      24,382,050          4.4%         17,434,980         3.5%
New Mexico                  1        1994       9,152,627          1.7%          5,366,172         1.1%
Idaho                       1        1994       6,292,540          1.1%          5,034,588         1.0%
Missouri                    4        1995      18,942,352          3.4%          9,490,685         1.9%
Colorado                    4        1995      16,721,011          3.0%         12,926,644         2.6%
Florida                     6        1995       9,188,531          1.7%          5,892,980         1.2%
North Carolina              3        1995       6,806,315          1.2%          3,282,024         0.7%
Utah                        2        1995       6,387,825          1.2%          4,142,121         0.8%
Kansas                      2        1995       3,941,771          0.7%          1,717,382         0.3%
Oklahoma                    2        1995       4,683,035          0.9%          2,417,280         0.5%
Georgia                     1        1995       3,252,313          0.6%          3,097,850         0.6%
Ohio                        7        1996      15,108,402          2.7%
Illinois                    6        1996      10,627,942          1.9%          2,119,628         0.4%
Tennessee                   4        1996       7,997,315          1.5%
Virginia                    3        1996       6,267,409          1.1%
Indiana                     4        1996       5,656,694          1.0%            905,433         0.2%
Pennsylvania                3        1996       5,553,025          1.0%
South Carolina              3        1996       5,110,823          0.9%
Nine Other States           9        1996      19,998,881          3.6%          1,609,038         0.3%
                       -----------           ------------        ------       ------------       ------
     Total                 141               $552,305,883        100.0%       $504,122,456       100.0%
                       ===========           ============        ======       ============       ======


WFS is consistently expanding it operations to meet the needs of dealers in the auto finance market. WFS is dedicated to developing and maintaining strong relationships with its network of dealers. During the last twelve months, WFS increased its network of dealers from 6,722 to over 10,000, a 49% increase.

AMOUNTS DUE FROM TRUSTS
-----------------------

The excess cash flow generated by contracts sold to trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, WFS advances additional monies to initially fund these spread accounts. These funds, as well as the excess spread, are paid to WFS after the spread accounts reach a predetermined funding level. Amounts due from trusts represent funds due to WFS not yet disbursed from the spread accounts. The amounts due from trusts at March 31, 1997 were $217 million as compared with $191 million at year-end 1996. The increase is a result of the increase in total contracts securitized and outstanding.

ASSET QUALITY
-------------

WFS has automated and centralized several processes related to asset quality which continues to be an area of significant focus. WFS utilizes an automated telephone dialing system ("predictive dialer") to aid in the service and collection process. The predictive dialer automatically dials the delinquent obligors account and transfers the call to an available collector located at one of the two regional service centers. If the collection effort does not result in satisfactory resolution, then the call is forwarded to a collection specialist located in the appropriate dealer center or branch office. This system has been completely implemented and is enhancing the productivity of the collection staff by reaching far more problem accounts earlier in the delinquency cycle.

If satisfactory arrangements are not made to cure the past due account, the automobile is repossessed within 60 to 90 days of the date of delinquency. WFS writes down the vehicle to fair value and reclassifies the loan as a repossessed asset. WFS sells substantially all of its automobiles through wholesale auto auctions and rarely provides the financing for repossessions sold. WFS has centralized its remarketing functions into a single department which is responsible for transportation of the vehicle to wholesale auction houses, reconditioning and repairs, when necessary, and tracking vehicles until they are sold. Once the vehicle is sold, any deficiency balance is charged off.

After chargeoff, WFS will seek collection on deficiency balances through its centralized asset recovery center ("ARC"). The ARC will first attempt to collect directly from the obligor with its in-house collection staff. If efforts are not successful, the ARC will seek a deficiency judgment through a small claims court procedure, where available, or an attorney employed by WFS takes more formal judicial action against customers with deficiency balances in excess of that which may be brought in small claims court proceedings.

WFS has substantially completed its nationwide expansion plan. In order to insure consistency throughout the larger organization, WFS has begun the centralization of its credit risk management functions. This centralized area will be responsible for setting and monitoring credit policy, through reunderwriting, for the entire organization and will oversee the development and implementation of a computerized credit scoring system. This system will aid underwriters in making contract decisions so that rate, term and loan to value ratio can be adequately balanced against the assessed credit risk.

The following tables reflect the delinquency, repossession and loss experience that WFS has achieved as a result of its collection efforts.

                                                             MARCH 31, 1997                       DECEMBER 31, 1996
                                                    -------------------------------        -------------------------------
                                                     NUMBER                                 NUMBER
                                                       OF                                     OF
                                                    CONTRACTS            AMOUNT            CONTRACTS            AMOUNT
                                                    ---------            ------            ---------            ------
Contracts serviced (1)                               358,659         $3,215,105,123         341,486         $3,046,584,858
                                                     =======         ==============         =======         ==============
Period of delinquency (2)
   31-59 days                                          3,409         $   29,211,256           4,511         $   38,173,395
   60-89 days                                          1,248             11,025,201           1,305             11,469,637
   90 days or more                                       667              5,954,619             567              5,144,451
                                                     -------         --------------         -------         --------------
Total contracts delinquent                             5,324         $   46,191,076           6,383         $   54,787,483
                                                     =======         ==============         =======         ==============
Delinquencies as a percentage of
   number and amount of contracts outstanding           1.48%                  1.44%           1.87%                  1.80%
                                                     =======         ==============         =======         ==============

--------------

(1) Includes delinquency information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.
(2) The period of delinquency is based on the number of days payments are contractually past due.



                                               MARCH 31, 1997                         DECEMBER 31, 1996
                                          ------------------------------         ------------------------------
                                          NUMBER              AMOUNT             NUMBER              AMOUNT
                                          -------         --------------         -------         --------------
SERVICING PORTFOLIO (1)                   358,659         $3,215,105,123         341,486         $3,046,584,858
                                          =======         ==============         =======         ==============
Repossessed Assets                          1,068              5,875,746           1,133              6,135,120
                                          =======         ==============         =======         ==============
Repossessed assets as a percentage
   of number and amount of
   contracts outstanding                     0.30%                  0.18%           0.33%                  0.20%
                                          =======         ==============         =======         ==============

--------------

(1) Includes repossession information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    -----------------------------
                                                                                         1997              1996
                                                                                    --------------    --------------
Contracts serviced
   at end of period (1)                                                             $3,215,105,123    $2,426,638,209
                                                                                    ==============    ==============
Average during period                                                               $3,111,682,315    $2,297,590,290
                                                                                    ==============    ==============
Gross chargeoffs of contracts during period                                         $   31,421,963    $   18,424,666
Recoveries of contracts charged off in prior periods                                     7,798,167         5,942,772
                                                                                    --------------    --------------
Net chargeoffs                                                                      $   23,623,796    $   12,481,894
                                                                                    ==============    ==============
Net chargeoffs as a percentage of contracts outstanding during period (2)                     3.04%             2.17%


-----------------

(1) Includes loan loss information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS, and is net of unearned add-on interest.

(2) Annualized based on net chargeoffs as a percentage of average contracts outstanding during the three months ended March 31, 1997 and 1996.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

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

FORWARD-LOOKING STATEMENTS
--------------------------

The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for these types of statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect WFS' current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The forward-looking terminology such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "estimate," "continue," and/or the negative thereof or other comparable expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. WFS undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for auto contracts, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by the consumer and demographics of WFS' lending markets; (2) continued dealer relationships; (3) fluctuations between auto interest rates and the cost of funds; (4) federal and state regulation of WFS' auto lending operations; (5) competition within the auto lending industry and (6) the availability and cost of securitization transactions.

                           PART II. OTHER INFORMATION
                           --------------------------

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

                           None

ITEM 5.                    OTHER INFORMATION

                           None

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

         (A)               EXHIBITS

                           27    Financial Data Schedule

         (B)               REPORTS ON FORM 8-K

                           A report on Form 8-K was filed May 6, 1997 announcing the departure of Lee Thyer, Senior Executive Vice President of the Branch Division and Director of WFS Financial Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WFS FINANCIAL INC
--------------------------------------------------------------------------------
                                  (Registrant)


Date:  May 15, 1997             By: /s/JOY SCHAEFER
       ---------------              --------------------------------------------
                                    Joy Schaefer
                                    Vice Chairman, President
                                    and Chief Operating Officer


Date:  May 15, 1997             By: /s/LEE A. WHATCOTT
       ---------------              --------------------------------------------
                                    Lee A. Whatcott
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)