Form 10-Q
period 1997-06-30
WFS FINANCIAL INC
filed 1997-08-12
CIK 946343

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (Mark One)
         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                 to

                         COMMISSION FILE NUMBER 0-26458


                                WFS FINANCIAL INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                 33-0291646
   ------------------------------                  -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of July 31, 1997, the registrant had 25,684,168 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 22.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 1997

                                TABLE OF CONTENTS


                                                                               Page No.
                                                                               --------

    PART I.     FINANCIAL INFORMATION
    Item 1.     Financial Statements

                Consolidated Statements of Financial Condition at
                June 30, 1997 and December 31, 1996                                3

                Consolidated Statements of Income for the
                Three and Six Months Ended June 30, 1997 and 1996                  4

                Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1997 and 1996                            5

                Notes to Unaudited Consolidated Financial Statements               6

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                               11

   PART II.     OTHER INFORMATION

    Item 1.     Legal Proceedings                                                 21

    Item 2.     Changes in Securities                                             21

    Item 3.     Defaults Upon Senior Securities                                   21

    Item 4.     Submission of Matters to a Vote of Security Holders               21

    Item 5.     Other Information                                                 21

    Item 6.     Exhibits and Reports on Form 8-K                                  21

SIGNATURES                                                                        22

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                    JUNE 30,         December 31,
                                                                      1997              1996
                                                                  -------------     -------------
ASSETS
   Short term investments                                         $  82,390,297     $ 109,237,133
   Contracts receivable(1)                                           37,404,905        53,287,645
   Contracts held for sale(1)                                       230,019,310       186,302,823
   Allowance for credit losses                                       (7,512,675)       (7,647,986)
                                                                  -------------     -------------
     Contracts receivable, net                                      259,911,540       231,942,482
   Amounts due from trusts                                          255,124,970       191,469,153
   Retained interest in securitized assets                          159,487,367       121,597,461
   Property, plant and equipment, net                                19,597,314        16,904,239
   Accrued interest receivable                                        1,429,114         1,517,682
   Other assets                                                       3,682,293         2,903,507
                                                                  -------------     -------------
                                                                  $ 781,622,895     $ 675,571,657
                                                                  =============     =============

LIABILITIES
   Senior note payable - parent                                   $ 125,000,000     $ 125,000,000
   Amounts held on behalf of trustee                                471,029,818       393,449,007
   Other liabilities                                                 19,355,221         9,431,124
                                                                  -------------     -------------
                                                                    615,385,039       527,880,131

SHAREHOLDERS' EQUITY
   Common stock, no par value; authorized 50,000,000 shares;
     issued and outstanding 25,684,168 shares in 1997 and 1996       73,123,054        73,123,054
   Additional paid-in capital                                         4,000,000         4,000,000
   Retained earnings                                                 89,150,128        70,568,472
   Unrealized loss on retained interest in securitized assets,
     net of tax                                                         (35,326)               --
                                                                  -------------     -------------
                                                                    166,237,856       147,691,526
                                                                  -------------     -------------
                                                                  $ 781,622,895     $ 675,571,657
                                                                  =============     =============

--------
(1) Net of unearned discount







     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                                 ----------------------------    ----------------------------
                                                      1997           1996            1997           1996
                                                 ------------    ------------    ------------    ------------
REVENUES
   Interest income                               $ 16,298,740    $ 16,326,560    $ 30,591,058    $ 30,663,482
   Interest expense - parent                        2,431,428       2,493,036       3,896,395       5,189,053
                                                 ------------    ------------    ------------    ------------
   Net interest income                             13,867,312      13,833,524      26,694,663      25,474,429
   Servicing income                                42,582,326      26,653,634      81,229,301      50,244,374
   Gain on sale of contracts                        6,490,811       9,416,823      13,834,998      21,704,185
                                                 ------------    ------------    ------------    ------------
TOTAL REVENUES                                     62,940,449      49,903,981     121,758,962      97,422,988

EXPENSES
   Provision for credit losses                      1,233,356         827,622       4,537,378       6,014,623
   Operating expenses:
     Salaries and employee benefits                26,396,023      18,590,162      50,176,842      33,234,243
     Occupancy                                      3,182,297       1,748,896       6,341,147       3,411,544
     Credit and collections                         3,594,378       2,152,097       6,648,983       4,128,586
     Telephone                                      1,785,135         933,373       3,698,243       1,698,241
     Data processing                                2,508,688       2,541,057       3,873,471       4,792,772
     General and administrative costs paid to
       parent                                       1,135,509       2,386,151       1,950,365       4,532,534
     Other operating expenses                       5,790,750       3,985,095      12,208,981       6,715,504
                                                 ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                           44,392,780      32,336,831      84,898,032      58,513,424
                                                 ------------    ------------    ------------    ------------
TOTAL EXPENSES                                     45,626,136      33,164,453      89,435,410      64,528,047
                                                 ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                         17,314,313      16,739,528      32,323,552      32,894,941
   Income taxes                                     7,364,347       7,026,505      13,741,896      13,862,296
                                                 ------------    ------------    ------------    ------------
NET INCOME                                       $  9,949,966    $  9,713,023    $ 18,581,656    $ 19,032,645
                                                 ============    ============    ============    ============

NET INCOME PER COMMON SHARE                      $       0.39    $       0.38    $       0.72    $       0.74
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                              25,684,168      25,684,168      25,684,168      25,684,168
                                                 ============    ============    ============    ============

--------
     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                            -----------------------------------
                                                                                  1997                1996
                                                                            ---------------     ---------------
OPERATING ACTIVITIES
   Net income                                                               $    18,581,656     $    19,032,645
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
       Provision for credit losses                                                4,537,378           6,014,623
       Depreciation                                                               4,330,498             344,634
       Amortization of deferred fees                                               (101,318)           (134,161)
       Amortization of retained interest in securitized assets                   13,430,769          32,273,645
       Decrease in interest receivable                                               88,568             566,587
   Net change in other assets                                                      (753,205)          2,090,517
   Net change in other liabilities                                                9,924,097           1,633,855
   Origination of contracts                                                  (1,165,594,410)     (1,028,000,691)
   Proceeds from sale of contracts                                            1,090,000,000       1,010,000,000
   Other change in contracts                                                     43,189,292          61,677,219
                                                                            ---------------     ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        17,633,325         105,498,873

INVESTING ACTIVITIES
   (Purchase) sale of property, plant and equipment                              (7,023,573)          1,713,348
   Increase in trust receivable                                                 (63,655,817)        (38,541,109)
   Increase in retained interest in securitized asset                           (51,381,582)        (47,993,838)
                                                                            ---------------     ---------------

NET CASH USED IN INVESTING ACTIVITIES                                          (122,060,972)        (84,821,599)

FINANCING ACTIVITIES
   Increase in trustee accounts                                                  77,580,811          25,375,988
                                                                            ---------------     ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        77,580,811          25,375,988

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (26,846,836)         46,053,262
Cash and cash equivalents at beginning of period                                109,237,133          65,019,858
                                                                            ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $    82,390,297     $   111,073,120
                                                                            ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
Cash paid for:
     Interest                                                               $     3,386,315     $     4,858,865
     Income taxes                                                                 4,376,406           9,697,675

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the WFS Financial Inc ("WFS" or the "Company") Form 10-K.

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


NOTE B - NET CONTRACTS RECEIVABLE

Net contracts receivable consisted of the following:


                                                          JUNE 30,        DECEMBER 31,
                                                           1997              1996
                                                       -------------     -------------
Consumer:
   Indirect contracts                                  $ 281,038,891     $ 252,598,389
   Direct contracts                                       14,855,070        15,117,565
   Less unearned discounts                                34,674,368        33,768,190
                                                       -------------     -------------
                                                         261,219,593       233,947,764
Allowance for credit losses                               (7,512,675)       (7,647,986)
Dealer participation, net of deferred contract fees        6,204,622         5,642,704
                                                       -------------     -------------
   Net contracts receivable                            $ 259,911,540     $ 231,942,482
                                                       =============     =============

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table presents the changes in amounts deferred and carried as adjustments to the contract balance including contract fees and dealer participation.


                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                            JUNE 30,                          JUNE 30,
                                  -----------------------------     -----------------------------
                                       1997            1996             1997             1996
                                  ------------     ------------     ------------     ------------
Balance at beginning of period    $  6,494,594     $  7,425,967     $  5,642,704     $  7,401,146
New deferrals                       17,056,739       15,558,726       33,316,162       30,974,205
Amortization                        (1,126,175)      (1,179,875)      (2,166,690)      (2,349,199)
Sales                              (16,220,536)     (15,112,547)     (30,587,554)     (29,333,881)
                                  ------------     ------------     ------------     ------------
Balance at end of period          $  6,204,622     $  6,692,271     $  6,204,622     $  6,692,271
                                  ============     ============     ============     ============


WFS uses two-year Treasury securities forward agreements to minimize its exposure to interest rate risk. The fair value of these instruments may vary with changes in interest rates. At June 30, 1997, WFS had forward agreements with a notional face amount outstanding of $180 million. The fair value of these forward agreements results in a gain of $3 thousand.

Contracts serviced by WFS for the benefit of others totalled approximately $3.2 billion at June 30, 1997 and $2.8 billion at December 31, 1996.


NOTE C - ALLOWANCE FOR CREDIT LOSSES
Changes in the allowance for credit losses for owned contracts were as follows:


                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                            JUNE 30,                          JUNE 30,
                                  -----------------------------     -----------------------------
                                       1997            1996             1997             1996
                                  ------------     ------------     ------------     ------------

Balance at beginning of period    $ 8,260,560      $ 9,739,256      $ 7,647,986      $ 7,794,974
Provision for credit losses         1,233,356          827,622        4,537,378        6,014,623
Charged off contracts              (3,023,244)      (3,335,682)      (6,808,479)      (8,029,407)
Recoveries                          1,042,003        1,344,293        2,135,790        2,795,299
                                  -----------      -----------      -----------      -----------
Balance at end of period          $ 7,512,675      $ 8,575,489      $ 7,512,675      $ 8,575,489
                                  ===========      ===========      ===========      ===========


NOTE D - SECURITIZED ASSETS
SFAS 125 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished. For securitization transactions, SFAS 125 defines two separate financial assets retained at the time of securitization, a retained interest in securitized assets, which

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


represents the excess spread created from securitization, and a servicing rights asset which represents the benefit derived from retaining the rights to service the contracts securitized. Previous accounting guidance did not separately distinguish these rights.

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

Future earnings are discounted at a rate management believes to be representative of the market at the time of securitization. The balance of the RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. RISAs are classified in a manner similar to available for sale securities and as such are marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of shareholders' equity as an unrealized gain or loss, net of applicable taxes.

WFS retains the rights to service all contracts it securitizes. Consumer servicing rights assets ("CSRA") which can be capitalized upon securitization, represent the present value of the estimated future earnings to be received from servicing securitized contracts. These earnings are calculated by estimating future servicing revenues, including contractually specified servicing fee, late charges, other ancillary income, and float benefit and netting them against the actual cost to service contracts. WFS has not capitalized any servicing rights as of June 30, 1997.

The following table presents the activity of the RISA.


                                                                        THREE MONTHS       SIX MONTHS
                                                                            ENDED             ENDED
                                                                           JUNE 30,          JUNE 30,
                                                                            1997              1997
                                                                        -------------     -------------
Beginning balance                                                       $ 135,113,266     $ 121,597,461
Additions                                                                  29,597,396        51,381,582
Amortization                                                               (6,228,966)      (13,430,769)
Change in unrealized gain/(loss) on retained interest
  in securitized assets                                                     1,005,671           (60,907)
                                                                        -------------     -------------
Ending balance                                                          $ 159,487,367     $ 159,487,367
                                                                        =============     =============

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


In initially valuing the RISA, WFS established an off balance sheet allowance for expected future credit losses. The allowance is based upon historical experience and management's estimate of future performance regarding credit losses. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior expectations.

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


                                                                                JUNE 30, 1997
                                                                               --------------
Estimated net undiscounted RISA earnings                                       $  407,953,030
Off balance sheet allowance for  losses                                         (231,844,685)
Discount to present value                                                        (16,620,978)
                                                                               --------------
Retained interest in securitized assets                                        $  159,487,367
                                                                               ==============

Outstanding balance of contracts sold through securitizations                  $3,160,005,041

Off balance sheet allowance for losses as a percent of contracts sold
  through securitizations                                                               7.34%


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

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE E - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following at:


                                                     JUNE 30,      DECEMBER 31,
                                                      1997            1996
                                                   -----------     -----------
Land                                               $ 1,296,131
Computers and software                              26,434,287     $22,432,667
Furniture, fixtures and leasehold improvements       4,090,664       2,951,804
Equipment                                            2,352,009       2,082,573
Automobiles                                            224,498         209,399
                                                   -----------     -----------
                                                    34,397,589      27,676,443
Less accumulated depreciation                       14,800,275      10,772,204
                                                   -----------     -----------
                                                   $19,597,314     $16,904,239
                                                   ===========     ===========

Depreciation expense was $4,330,498 and $344,634 for the six months ended June 30, 1997 and June 30, 1996, respectively.


NOTE F - INTERCOMPANY AGREEMENTS
WFS receives advances in the form of a warehouse line of credit ("Line of Credit") and a senior note payable ("Senior Note") from its parent, Western Financial Bank, F.S.B. (the "Bank") to fund its operations.

The Line of Credit agreement permits WFS to draw up to $400 million to be used in its operations. The interest rate was 5.66% and 5.51% for the six months ended June 30, 1997 and 1996, respectively. Interest payments are calculated based on the average amount outstanding. At June 30, 1997, WFS did not have any draws outstanding on the Line of Credit.

WFS also borrowed $125 million from the Bank under the terms of the Senior Note, which is still outstanding. Interest is calculated at the rate of 7.25% per annum.

WFS also invests its excess cash at the Bank under an Investment Agreement. The Bank pays WFS an interest rate equal to the federal composite commercial paper rate on this excess cash. The weighted average interest rate was 5.59% and 5.57% for the six months ended June 30, 1997 and 1996, respectively. At June 30, 1997, WFS held $89 million of excess cash with the Bank under the Investment Agreement.

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

WFS originated $613 million and $1.2 billion of contracts for the three and six months ended June 30, 1997 compared to $524 million and $1.0 billion of contracts for the same periods in 1996. This represents a 17% and 13% increase in production for the respective periods. WFS securitized $590 million and $1.1 billion of contracts for the three and six months ended June 30, 1997 compared with $525 million and $1.0 billion for the same periods in 1996.

The following table sets forth the loan origination, sale and principal reduction activity of WFS for the periods indicated.


                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                      JUNE 30,                          JUNE 30,
                           -------------------------------   -------------------------------
                                 1997            1996             1997             1996
                           --------------   --------------   --------------   --------------
Beginning balance          $  262,887,601   $  308,762,282   $  233,947,764   $  316,430,020
Originations                  613,288,527      523,878,235    1,165,594,410    1,028,000,691
Sales                         590,000,000      525,000,000    1,090,000,000    1,010,000,000
Principal reductions(1)        24,956,535       39,278,098       48,322,581       66,068,292
                           --------------   --------------   --------------   --------------
   Ending balance          $  261,219,593   $  268,362,419   $  261,219,593   $  268,362,419
                           ==============   ==============   ==============   ==============

-----------

(1)    Includes scheduled payments, prepayments and charge offs.

                              RESULTS OF OPERATIONS

SERVICING INCOME

Total servicing income was $42.6 million and $81.2 million for the three and six months ended June 30, 1997 compared to $26.7 million and $50.2 million for the same periods in 1996. WFS' serviced portfolio, including contracts held on balance sheet, increased to $3.4 billion at June 30, 1997 from $3.0 billion at December 31, 1996.

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

Servicing income consists of the following components:


                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                       JUNE 30,                    JUNE 30,
                               -------------------------   -------------------------
                                   1997          1996          1997         1996
                               -----------   -----------   -----------   -----------
Retained interest income       $25,570,835   $13,499,486   $48,340,352   $24,709,384
Contractual servicing income     7,825,461     5,796,020    14,504,528    11,022,627
Other fee income                 9,186,030     7,358,128    18,384,421    14,512,363
                               -----------   -----------   -----------   -----------
   Total servicing income      $42,582,326   $26,653,634   $81,229,301   $50,244,374
                               ===========   ===========   ===========   ===========


NET INTEREST INCOME

Net interest income is the difference between the rate earned on contracts held on balance sheet and the interest costs associated with WFS' borrowings. Net interest income totalled $13.9 million and $26.7 million for the three and six months ended June 30, 1997 compared to $13.8 million and $25.4 million for the same periods in 1996. The increase for the six months ended June 30, 1997 compared to the same period in 1996 is due to an increase in the average interest earning assets. The following table shows the average rate earned on contracts and the average rate paid on borrowings, consisting primarily of advances from the Bank, together with the corresponding net interest rate spread for the periods indicated.

                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                             JUNE 30,                    JUNE 30,
                                        -------------------         -------------------
                                        1997          1996          1997          1996
                                        -----         -----         -----         -----
Yield on interest earning assets        14.14%        14.88%        14.29%        14.45%
Cost of borrowings                       6.47          6.20          6.54          6.34
                                        -----         -----         -----         -----
Net interest rate spread                 7.67%         8.68%         7.75%         8.11%
                                        =====         =====         =====         =====


As WFS securitizes its on balance sheet contracts, revenue previously recognized as net interest income will, upon such securitization, be recognized as servicing income. Prior to securitizing contracts, WFS earns interest income on its contracts, pays interest expense to fund the contracts and absorbs any credit losses. After securitization, the net earnings are recorded as servicing income. To protect against changes in interest rates, WFS hedges contracts prior to their securitization with two-year treasury forward agreements. Gains or losses on these forward agreements are deferred and included as part of the basis of the underlying contracts and recognized when the contracts are securitized.

WFS' borrowings from the Bank consist of a $125 million unsecured Senior Note with a fixed interest rate of 7.25% and maturing in 2003. Borrowings under the Line of Credit agreement are at a variable rate of interest based upon the Federal composite commercial paper rate. WFS is not aware of any facts which would preclude it from continuing to borrow from the Bank under the Line of Credit.

GAIN ON SALE OF CONTRACTS

WFS recorded a gain on sale of contracts of $6.5 million and $13.8 million for the three and six months ended June 30, 1997 compared to $9.4 million and $21.7 million for the same periods of 1996. The decrease in the gain on sale reported in 1997 is primarily the result of a narrowing interest rate spread for contracts sold which was slightly offset by the increase in contracts sold. Contracts sold during the second quarter of 1997 totalled $590 million compared to $525 million during the same period of 1996. Gross interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuation are substantially reduced through hedging activities.

PROVISION FOR CREDIT LOSSES

The Company maintains an allowance for credit losses to cover anticipated losses for contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the contracts held on balance sheet or by the reduction of contracts held on balance sheet. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet, pending sales of contracts and historical loss trends. When WFS sells contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculation of gain on sale. WFS believes that the allowance for credit losses is currently adequate to absorb potential losses in the owned portfolio. The provision for credit losses totalled $1.2 million and $4.5 million for the three and six months ended June 30, 1997 compared to $0.8 million and $6.0 million for the same periods in 1996. The decline for the six months ended June 30, 1997, compared to the same period last year, is the result of a decline in the on balance sheet contract loss experience. The allowance for loan losses as a percent of total on balance sheet contracts decreased to 2.9% from 3.3% a year earlier.

OPERATING EXPENSES

Total operating expenses were $44.4 million and $84.9 million for the three and six months ended June 30, 1997 compared to $32.3 million and $58.5 million for the same periods in 1996. Except where otherwise noted, the increase in total operating expenses is primarily attributable to an increase in the number of contracts serviced, automation and centralization programs and expansion into additional states. At June 30, 1997, WFS purchased contracts in 35 states from 143 office locations compared to 21 states and 103 offices at June 30, 1996.

Salaries and employee benefits expense increased to $26.4 million and $50.2 million for the three and six months ended June 30, 1997 compared to $18.6 million and $33.2 million for the same periods in 1996. This increase is mainly attributable to the increase in the number of employees due to the Company's expansion. Occupancy expense increased to $3.2 million and $6.3 million for the three and six months ended June 30, 1997 compared to $1.7 million and $3.4 million for the same periods in 1996.

The general and administrative costs paid to parent are based upon the actual costs incurred and estimates of actual usage. WFS believes that these costs approximate the cost to perform these services on its own behalf or acquire them from third parties. WFS has the option, under management agreements, to procure these services on its own should it be more economically beneficial for WFS to do so. On January 1, 1997, various administrative departments of Westcorp, the holding company parent of the Bank, were transferred to the Bank and WFS as part of a restructuring plan to provide greater focus and specialization within each company. As part of this plan, WFS retained all administrative operations except for payroll, human resources and certain treasury functions. Because of this transfer, items that had previously been reported as general and administrative costs paid to parent and data processing are now included in other operating expense line items. In 1997, the general and administrative costs paid to parent were $1.1 million and $2.0 million for the three and six months ended June 30, 1997 compared to $2.4 million and $4.5 million for the same periods in 1996. Data processing expense was $2.5 million and $3.9 million for the three and six months ended June 30, 1997 compared to $2.5 million and $4.8 million for the same periods in 1996.

Other operating expenses include credit and collections costs, telephone and other miscellaneous expenses. Credit and collections expense increased to $3.6 million and $6.6 million for the three and six months ended June 30, 1997 compared to $2.2 million and $4.1 million for the same periods in 1996. Telephone expense totalled $1.8 million and $3.7 million for the three and six months ended June 30, 1997 compared to $0.9 million and $1.7 million for the same periods in 1996. Miscellaneous expenses, which include travel, marketing, stationery, supplies, postage, legal, professional fees and other ancillary costs, increased to $5.8 million and $12.2 million for the three and six months ended June 30, 1997 compared to $4.0 million and $6.7 million for the same periods in 1996.

INCOME TAXES

WFS files federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. Other state tax returns are filed by WFS as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement that is based on the relative income or loss of each entity on a stand-alone basis. The effective tax rates for the six months ended June 30, 1997 and 1996 were 42.5% and 42.1%, respectively.

                               FINANCIAL CONDITION

CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE

WFS holds a portfolio of contracts on balance sheet for investment that totalled $37.4 million at June 30, 1997 and $53.3 million at December 31, 1996. Contracts held for sale totalled $230 million at June 30, 1997 compared to $186 million at December 31, 1996. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of contracts. WFS completed securitization transactions of $1.1 billion during the first six months of 1997. WFS plans to continue to securitize contracts on a regular basis.

The following tables present information on the volume of contracts secured by new and used autos as well as growth in volume by states for the periods indicated below:


                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                  JUNE 30,                            JUNE 30,
                     --------------------------------    --------------------------------
                           1997             1996              1997              1996
                     --------------    --------------    --------------    --------------
New vehicles         $  108,665,234    $  104,624,636    $  209,348,444    $  218,279,901
Used vehicles           504,623,293       419,253,599       956,245,966       809,720,790
                     --------------    --------------    --------------    --------------
     Total volume    $  613,288,527    $  523,878,235    $1,165,594,410    $1,028,000,691
                     ==============    ==============    ==============    ==============

                                                              CONTRACTS ORIGINATED
                                          -------------------------------------------------------------
                                                SIX MONTHS ENDED                SIX MONTHS ENDED
                                                  JUNE 30, 1997                   JUNE 30, 1996
                                          -----------------------------  ------------------------------
                      # OF       YEAR                         % OF                            % OF
STATE               OFFICES      BEGUN        DOLLARS      ORIGINATIONS      DOLLARS       ORIGINATIONS
-----               -------      -----    --------------   ------------  --------------    ------------
California             41        1972     $  524,305,463       45.0%     $  582,616,818       56.8%
Oregon                  5        1992         60,156,818        5.1%         59,415,138        5.8%
Arizona                 4        1993         65,342,684        5.5%         59,924,434        5.8%
Nevada                  3        1993         51,844,895        4.4%         56,237,529        5.5%
Washington              4        1994         55,866,480        4.7%         40,347,996        3.9%
Texas                  16        1994         53,256,023        4.5%         98,044,762        9.5%
New Mexico              1        1994         18,049,000        1.6%         13,226,558        1.3%
Idaho                   1        1994         16,102,758        1.4%         10,323,897        1.0%
Missouri                4        1995         35,991,568        3.1%         19,777,575        1.9%
Colorado                4        1995         35,379,704        3.0%         25,458,941        2.5%
Florida                 6        1995         20,922,885        1.8%         13,799,619        1.3%
North Carolina          3        1995         15,909,419        1.4%          8,003,410        0.8%
Utah                    2        1995         15,263,476        1.3%          8,274,727        0.8%
Oklahoma                2        1995          9,556,172        0.8%          5,244,933        0.5%
Kansas                  1        1995          9,069,938        0.8%          4,392,075        0.4%
Georgia                 1        1995          8,483,821        0.7%          7,391,349        0.7%
Ohio                    7        1996         31,170,993        2.7%
Illinois                6        1996         20,904,882        1.8%          7,658,768        0.8%
Tennessee               4        1996         16,701,622        1.4%
Pennsylvania            4        1996         15,368,045        1.3%
Virginia                3        1996         12,658,222        1.1%
Indiana                 4        1996         12,202,444        1.1%          3,140,507        0.3%
South Carolina          3        1996         11,206,150        1.0%
Wisconsin               3        1996          8,815,356        0.8%            993,048        0.1%
Maryland                1        1996          6,576,211        0.6%
Kentucky                2        1996          6,460,538        0.6%
Iowa                    1        1996          6,410,049        0.6%          1,467,665        0.1%
New Jersey              1        1996          5,513,910        0.5%
Seven other states      6     1996-97         16,104,884        1.4%          2,260,942        0.2%
                      ---                 --------------      -----      --------------      -----
     Total            143                 $1,165,594,410      100.0%     $1,028,000,691      100.0%
                      ===                 ==============      =====      ==============      =====


WFS expands its operations to meet the needs of dealers in the auto finance market. WFS is dedicated to developing and maintaining strong relationships with its network of dealers. During the last twelve months, WFS increased its network of dealers from 6,508 to over 11,000, a 69% increase.

AMOUNTS DUE FROM TRUSTS

The excess cash flow generated by contracts sold to trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, WFS advances additional monies to initially fund these spread accounts. These funds, as well as the excess spread, are released to WFS after the spread accounts reach a predetermined funding level. Amounts due from trusts represent funds due to WFS not yet disbursed from the spread accounts. The amounts due from trusts at June 30, 1997 were $255 million as compared with $191 million at year-end 1996. The increase is a result of the increase in total contracts securitized and outstanding.

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

If satisfactory arrangements are not made to cure the past due account, the automobile is generally repossessed within 45 to 90 days of the date of delinquency. WFS writes down the value of the vehicle to fair value and reclassifies the loan as a repossessed asset. WFS sells substantially all of its repossessed automobiles through wholesale auto auctions. WFS has centralized its remarketing functions into a single department which is responsible for transportation of the vehicle to wholesale auction houses, reconditioning and repairs, when necessary, and tracking vehicles until they are sold. Once the vehicle is sold, any deficiency balance is charged off.

After chargeoff, WFS will seek to collect on deficiency balances through its centralized asset recovery center ("ARC"). The ARC will first attempt to collect directly from the obligor with its in-house collection staff. If efforts are not successful, the ARC will seek a deficiency judgment through a small claims court procedure, where available, or an attorney retained by WFS will take more formal judicial action against customers with deficiency balances in excess of that which may be brought in small claims court proceedings.

WFS has completed its nationwide expansion plan. In order to insure consistency throughout the larger organization, WFS has begun the centralization of its credit risk management functions. This centralized area will be responsible for setting and monitoring credit policy for the entire organization and will oversee the development and implementation of an enhanced computerized credit scoring tool. This system will aid underwriters in making contract decisions so that rate, term and loan to value ratio can be adequately balanced against the assessed credit risk.

The following tables reflect the delinquency, repossession and loss experience of WFS for the periods indicated.

                                                  JUNE 30, 1997                      DECEMBER 31, 1996
                                          ------------------------------      ------------------------------
                                            NUMBER                             NUMBER
                                              OF                                 OF
                                          CONTRACTS           AMOUNT          CONTRACTS           AMOUNT
                                          ----------      --------------      ----------      --------------
Contracts serviced(1)                        378,610      $3,421,213,459         341,486      $3,046,584,858
                                          ==========      ==============      ==========      ==============
Period of delinquency(2)
   31-59 days                                  4,125      $   35,179,485           4,511      $   38,173,395
   60-89 days                                  1,390          12,555,957           1,305          11,469,637
   90 days or more                               631           5,421,157             567           5,144,451
                                          ----------      --------------      ----------      --------------
Total contracts delinquent                     6,146      $   53,156,599           6,383      $   54,787,483
                                          ==========      ==============      ==========      ==============
Delinquencies as a percentage of
   number and amount of contracts
   outstanding                                  1.62%               1.55%           1.87%               1.80%
                                          ==========      ==============      ==========      ==============

-------------

(1) Includes delinquency information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

(2) The period of delinquency is based on the number of days payments are contractually past due.



                                                  JUNE 30, 1997                      DECEMBER 31, 1996
                                          ------------------------------      ------------------------------
                                            NUMBER            AMOUNT            NUMBER           AMOUNT
                                          ----------      --------------      ----------      --------------
SERVICING PORTFOLIO(1)                       378,610      $3,421,213,459         341,486      $3,046,584,858
                                          ==========      ==============      ==========      ==============

Repossessed Assets                               945      $    5,185,501           1,133      $    6,135,120
                                          ==========      ==============      ==========      ==============

Repossessed assets as a percentage
   of number and amount of
   contracts outstanding                       0.25%               0.15%           0.33%               0.20%
                                          ==========      ==============      ==========      ==============

-------------------

(1) Includes repossession information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   JUNE 30,                             JUNE 30,
                                     ---------------------------------     ---------------------------------
                                          1997               1996               1997               1996
                                     --------------     --------------     --------------     --------------

Contracts serviced
   at end of period(1)               $3,421,213,459     $2,631,851,454     $3,421,213,459     $2,631,851,454
                                     ==============     ==============     ==============     ==============

Average during period                $3,303,619,391     $2,518,379,322     $3,207,650,853     $2,407,984,806
                                     ==============     ==============     ==============     ==============

Gross chargeoffs of contracts
   during period                     $   30,486,400     $   16,980,925     $   61,908,363     $   35,405,591
Recoveries of contracts charged
   off in prior periods                   8,481,798          6,416,707         16,279,964         12,359,479
                                     --------------     --------------     --------------     --------------
Net chargeoffs                       $   22,004,602     $   10,564,218     $   45,628,399     $   23,046,112
                                     ==============     ==============     ==============     ==============

Net chargeoffs as a percentage of
   contracts outstanding during
   period(2)                                   2.66%              1.68%              2.84%              1.91%

--------------

(1) Includes loan loss information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS, and is net of unearned add-on interest.

(2) Annualized based on net chargeoffs as a percentage of average contracts outstanding during the three and six months ended June 30, 1997 and 1996.


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

FORWARD-LOOKING STATEMENTS

The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for these types of statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect WFS' current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The forward-looking terminology such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "estimate," "continue," and/or the negative thereof or other comparable expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. WFS undertakes no obligation to publicly update or revise any forward- looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for auto contracts, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by the consumer and demographics of WFS' lending markets; (2) continued dealer relationships; (3) fluctuations between auto interest rates and the cost of funds; (4) federal and state regulation of WFS' auto lending operations; (5) competition within the auto lending industry and (6) the availability and cost of securitization transactions.

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

                  A report on Form 8-K was filed July 15, 1997 announcing the second quarter earnings of WFS Financial Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WFS FINANCIAL INC
--------------------------------------------------------------------------------
                                  (Registrant)






 Date:  August 12, 1997        By: /s/ JOY SCHAEFER
        -------------------       --------------------------------------------
                                  Joy Schaefer
                                  Vice Chairman, President
                                  and Chief Operating Officer


 Date:  August 12, 1997        By: /s/ LEE A. WHATCOTT
        -------------------       --------------------------------------------
                                  Lee A. Whatcott
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)