Form 10-Q
period 1997-09-30
WFS FINANCIAL INC
filed 1997-11-14
CIK 946343

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_______________to______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 1997, the registrant had 25,708,611 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 22.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                                      Page No.
                                                                                      --------
  PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Statements of Financial Condition at
             September 30, 1997 and December 31, 1996                                     3

             Consolidated Statements of Income for the
             Three and Nine Months Ended September 30, 1997 and 1996                      4

             Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 1997 and 1996                                5

             Notes to Unaudited Consolidated Financial Statements                         6

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                         11

 PART II.    OTHER INFORMATION

  Item 1.    Legal Proceedings                                                           21

  Item 2.    Changes in Securities                                                       21

  Item 3.    Defaults Upon Senior Securities                                             21

  Item 4.    Submission of Matters to a Vote of Security Holders                         21

  Item 5.    Other Information                                                           21

  Item 6.    Exhibits and Reports on Form 8-K                                            21

SIGNATURES                                                                               22

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                SEPTEMBER 30,    December 31,
                                                                    1997             1996
                                                                -------------    -------------
ASSETS
  Short term investments                                        $ 208,616,541    $ 109,237,133
  Contracts receivable (1)                                         50,797,748       53,287,645
  Contracts held for sale (1)                                     183,445,113      186,302,823
  Allowance for credit losses                                      (6,602,841)      (7,647,986)
                                                                -------------    -------------
    Contracts receivable, net                                     227,640,020      231,942,482
  Amounts due from trusts                                         259,098,777      191,469,153
  Retained interest in securitized assets                         172,335,346      121,597,461
  Property, plant and equipment, net                               19,407,809       16,904,239
  Accrued interest receivable                                       1,407,368        1,517,682
  Other assets                                                      4,433,198        2,903,507
                                                                -------------    -------------
                                                                $ 892,939,059    $ 675,571,657
                                                                =============    =============

LIABILITIES
  Notes payable - parent                                        $ 175,000,000    $ 125,000,000
  Amounts held on behalf of trustee                               513,867,863      393,449,007
  Other liabilities                                                30,765,288        9,431,124
                                                                -------------    -------------
                                                                  719,633,151      527,880,131

SHAREHOLDERS' EQUITY
  Common stock, no par value; authorized 50,000,000 shares;
    issued and outstanding 25,706,411 shares in 1997 and
    25,684,168 shares in 1996                                      73,469,248       73,123,054
  Additional paid-in capital                                        4,000,000        4,000,000
  Retained earnings                                                95,520,926       70,568,472
  Unrealized gain on retained interest in securitized assets,
    net of tax                                                        315,734               --
                                                                -------------    -------------
                                                                  173,305,908      147,691,526
                                                                -------------    -------------
                                                                $ 892,939,059    $ 675,571,657
                                                                =============    =============

(1) Net of unearned discount

--------
     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                            ---------------------------   ---------------------------
                                                1997          1996            1997          1996
                                            ------------   ------------   ------------   ------------
REVENUES
  Interest income                           $ 17,044,494   $ 16,152,610   $ 47,635,553   $ 46,816,091
  Interest expense - parent                    2,502,470      1,911,450      6,398,866      7,100,503
                                            ------------   ------------   ------------   ------------
  Net interest income                         14,542,024     14,241,160     41,236,687     39,715,588
  Servicing income                            29,119,758     29,260,941    110,349,059     79,505,315
  Gain on sale of contracts                   11,593,764      9,421,196     25,428,762     31,125,381
                                            ------------   ------------   ------------   ------------
TOTAL REVENUES                                55,255,546     52,923,297    177,014,508    150,346,284

EXPENSES
  Provision for credit losses                  1,210,890      1,918,481      5,748,269      7,933,103
  Operating expenses:
    Salaries and employee benefits            25,215,502     17,590,073     75,392,344     50,824,316
    Occupancy                                  3,195,379      1,942,712      9,536,526      5,354,256
    Credit and collections                     3,568,569      2,082,327     10,217,552      6,210,913
    Telephone                                  1,972,461      1,048,660      5,670,704      2,746,901
    Data processing                            2,487,862      2,736,656      6,361,333      7,529,428
    General and administrative costs paid
      to parent                                  817,593      2,584,169      2,767,958      7,116,703
    Other operating expenses                   6,046,985      5,203,232     18,255,965     11,918,736
                                            ------------   ------------   ------------   ------------
TOTAL OPERATING EXPENSES                      43,304,351     33,187,829    128,202,382     91,701,253
                                            ------------   ------------   ------------   ------------
TOTAL EXPENSES                                44,515,241     35,106,310    133,950,651     99,634,356
                                            ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                    10,740,305     17,816,987     43,063,857     50,711,928
  Income taxes                                 4,369,507      7,623,793     18,111,403     21,486,089
                                            ------------   ------------   ------------   ------------
NET INCOME                                  $  6,370,798   $ 10,193,194   $ 24,952,454   $ 29,225,839
                                            ============   ============   ============   ============

NET INCOME PER COMMON SHARE                 $       0.25   $       0.40   $       0.97   $       1.14
                                            ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                          25,729,858     25,684,168     25,686,491     25,684,168
                                            ============   ============   ============   ============

--------

     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                 -----------------------------------
                                                                     1997                 1996
                                                                 ---------------     ---------------
OPERATING ACTIVITIES
  Net income                                                     $    24,952,454     $    29,225,839
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for credit losses                                      5,748,269           7,933,103
      Depreciation                                                     6,946,277             508,659
      Amortization of deferred fees                                     (147,696)           (190,484)
      Amortization of retained interest in securitized assets         33,164,930          50,783,060
      Decrease in interest receivable                                    110,314             627,548
  Net change in other assets                                          (1,529,691)          3,986,000
  Net change in other liabilities                                     21,105,530             707,572
  Origination of contracts                                        (1,762,339,741)     (1,587,231,601)
  Proceeds from sale of contracts                                  1,690,000,000       1,545,000,000
  Other change in contracts                                           71,041,630          81,937,291
                                                                 ---------------     ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             89,052,276         133,286,987

INVESTING ACTIVITIES
  (Purchase) sale of property, plant and equipment                    (9,449,847)            884,491
  Increase in trust receivable                                       (67,629,624)        (60,229,642)
  Increase in retained interest in securitized asset                 (83,358,447)        (75,191,092)
                                                                 ---------------     ---------------

NET CASH USED IN INVESTING ACTIVITIES                               (160,437,918)       (134,536,243)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                 346,194
  Increase in borrowings from parent                                  50,000,000
  Increase in trustee accounts                                       120,418,856          52,577,470
                                                                 ---------------     ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            170,765,050          52,577,470

INCREASE IN CASH AND CASH EQUIVALENTS                                 99,379,408          51,328,214
Cash and cash equivalents at beginning of period                     109,237,133          65,019,858
                                                                 ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   208,616,541     $   116,348,072
                                                                 ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
Cash paid for:
    Interest                                                     $     6,386,236     $     7,778,744
    Income taxes                                                       4,387,943          16,612,259

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the WFS Financial Inc ("WFS" or the "Company") Form 10-K.

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

The Company has entered into or committed to two year Treasury securities forward agreements as hedges against market value changes in designated portions of its contract portfolios. Recognition of unrealized gains or losses is deferred until the sale of contracts. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the consolidated statement of income as a component of net gains or losses on sales of contracts.


NOTE B - NET CONTRACTS RECEIVABLE

Net contracts receivable consisted of the following:


                                                       SEPTEMBER 30,     DECEMBER 31,
                                                           1997              1996
                                                       -------------     -------------
Consumer:
  Indirect contracts                                   $ 242,852,715     $ 252,598,389
  Direct contracts                                        13,979,584        15,117,565
  Less unearned discounts                                 27,636,171        33,768,190
                                                       -------------     -------------
                                                         229,196,128       233,947,764
Allowance for credit losses                               (6,602,841)       (7,647,986)
Dealer participation, net of deferred contract fees        5,046,733         5,642,704
                                                       -------------     -------------
  Net contracts receivable                             $ 227,640,020     $ 231,942,482
                                                       =============     =============

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the changes in amounts deferred and carried as adjustments to the contract balance including contract fees and dealer participation.


                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                  -----------------------------     -----------------------------
                                      1997             1996            1997              1996
                                  ------------     ------------     ------------     ------------
Balance at beginning of period    $  6,204,622     $  6,692,271     $  5,642,704     $  7,401,146
New deferrals                       15,871,631       15,883,766       49,187,792       46,857,971
Amortization                        (1,030,388)      (1,126,737)      (3,197,077)      (3,475,936)
Sales                              (15,999,132)     (15,014,993)     (46,586,686)     (44,348,874)
                                  ------------     ------------     ------------     ------------
Balance at end of period          $  5,046,733     $  6,434,307     $  5,046,733     $  6,434,307
                                  ============     ============     ============     ============


WFS uses two-year Treasury securities forward agreements to minimize its exposure to interest rate risk. The fair value of these instruments may vary with changes in interest rates. At September 30, 1997, WFS had forward agreements with a notional face amount outstanding of $70 million. The fair value of these forward agreements was a loss of $11 thousand.

Contracts serviced by WFS for the benefit of others totaled approximately $3.4 billion at September 30, 1997 and $2.8 billion at December 31, 1996.


NOTE C - ALLOWANCE FOR CREDIT LOSSES
Changes in the allowance for credit losses for owned contracts were as follows:


                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                  -----------------------------     -----------------------------
                                      1997            1996              1997           1996
                                  ------------     ------------     ------------     ------------
Balance at beginning of period    $  7,512,675     $  8,575,489     $  7,647,986     $  7,794,974
Provision for credit losses          1,210,890        1,918,481        5,748,269        7,933,103
Charged off contracts               (3,138,259)      (3,292,373)      (9,946,738)     (11,321,779)
Recoveries                           1,017,535        1,186,685        3,153,324        3,981,984
                                  ------------     ------------     ------------     ------------
Balance at end of period          $  6,602,841     $  8,388,282     $  6,602,841     $  8,388,282
                                  ============     ============     ============     ============


NOTE D- SECURITIZED ASSETS
SFAS 125 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished. For securitization transactions, SFAS 125 defines two separate financial assets retained at the time of securitization, a retained interest in securitized

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


assets, which represents the excess spread created from securitization, and a servicing rights asset which represents the benefit derived from retaining the rights to service the contracts securitized. Previous accounting guidance did not separately distinguish these rights.

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

WFS retains the rights to service all contracts it securitizes. Consumer servicing rights assets ("CSRA") which can be capitalized upon securitization, represent the present value of the estimated future earnings to be received from servicing securitized contracts. These earnings are calculated by estimating future servicing revenues, including contractually specified servicing fee, late charges, other ancillary income, and float benefit and netting them against the actual cost to service contracts. WFS has not capitalized any servicing rights as of September 30, 1997.

The following table presents the activity of the RISA.


                                                                               THREE MONTHS      NINE MONTHS
                                                                                  ENDED              ENDED
                                                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                                                   1997               1997
                                                                               -------------     -------------
Beginning balance                                                              $ 159,487,367     $ 121,597,461
Additions                                                                         31,976,865        83,358,447
Amortization                                                                     (19,734,161)      (33,164,930)
Change in unrealized gain/(loss) on retained interest in securitized assets          605,275           544,368
                                                                               -------------     -------------
Ending balance                                                                 $ 172,335,346     $ 172,335,346
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


                                                                         SEPTEMBER 30,
                                                                              1997
                                                                         ---------------
Estimated net undiscounted RISA earnings                                 $   429,432,501
Off balance sheet allowance for  losses                                     (240,280,454)
Discount to present value                                                    (16,816,701)
                                                                         ---------------
Retained interest in securitized assets                                  $   172,335,346
                                                                         ===============

Outstanding balance of contracts sold through securitizations            $ 3,359,466,584

Off balance sheet allowance for losses as a percent of contracts sold
  through securitizations                                                           7.15%


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


NOTE E - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following at:

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                  SEPTEMBER 30, DECEMBER 31,
                                                     1997           1996
                                                  -----------    -----------
Land                                              $ 1,666,932
Computers and software                             27,970,714    $22,432,667
Furniture, fixtures and leasehold improvements      4,541,098      2,951,804
Equipment                                           2,378,321      2,082,573
Automobiles                                           212,294        209,399
                                                  -----------    -----------
                                                   36,769,359     27,676,443
Less accumulated depreciation                      17,361,550     10,772,204
                                                  -----------    -----------
                                                  $19,407,809    $16,904,239
                                                  ===========    ===========

Depreciation expense was $6,946,277 and $508,659 for the nine months ended September 30, 1997 and 1996, respectively. The increase in depreciation expense was due to the purchase of property, plant and equipment at December 31, 1996. See "Operating Expenses" in Management's Discussion and Analysis of Financial Condition and Results of Operations.


NOTE F - INTERCOMPANY AGREEMENTS
WFS receives advances in the form of a warehouse line of credit ("Line of Credit"), a senior note payable ("Senior Note") and an additional note payable ("Promissory Note") from its parent, Western Financial Bank (the "Bank") to fund its operations.

The Line of Credit agreement permits WFS to draw up to $400 million to be used in its operations. The interest rate was 5.66% and 5.51% for the nine months ended September 30, 1997 and 1996, respectively. Interest payments are calculated based on the average amount outstanding. At September 30, 1997, WFS did not have any draws outstanding on the Line of Credit.

WFS also borrowed $125 million from the Bank under the terms of the Senior Note, which is still outstanding. Interest is calculated at the rate of 7.25% per annum.

Additionally, WFS borrowed $50 million from the Bank under the terms of the Promissory Note dated August 1, 1997. The Promissory Note provides for principal payments in two equal annual installments of $25 million per year, commencing on July 31, 2001. Interest payments on the Promissory Note are due quarterly, in arrears, calculated at the rate of 9.42% per annum. Pursuant to the terms of the Promissory Note, WFS may not incur any other indebtedness which is senior to the obligations evidenced by the Promissory Note except for (i) indebtedness under the Senior Note (ii) indebtedness collateralized or secured under the Line of Credit and (iii) indebtedness for similar types of warehouse lines of credit.

WFS also invests its excess cash at the Bank under an Investment Agreement. The Bank pays WFS an interest rate equal to the federal composite commercial paper rate on this excess cash. The weighted average interest rate was 5.57% and 5.42% for the nine months ended September 30, 1997 and 1996, respectively. At September 30, 1997, WFS held $202 million of excess cash with the Bank under the Investment Agreement.

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

WFS originated $597 million and $1.8 billion of contracts for the three and nine months ended September 30, 1997 compared to $559 million and $1.6 billion of contracts for the same periods in 1996. This represents a 7% and 11% increase in production for the respective periods. WFS securitized $600 million and $1.7 billion of contracts for the three and nine months ended September 30, 1997 compared with $535 million and $1.5 billion for the same periods in 1996.

The following table sets forth the loan origination, sale and principal reduction activity of WFS for the periods indicated.


                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                       SEPTEMBER 30,                       SEPTEMBER 30,
                            --------------------------------    --------------------------------
                                 1997              1996              1997             1996
                            --------------    --------------    --------------    --------------
Beginning balance           $  261,219,593    $  268,362,419    $  233,947,764    $  316,430,020
Originations                   596,745,331       559,230,911     1,762,339,741     1,587,231,601
Sales                          600,000,000       535,000,000     1,690,000,000     1,545,000,000
Principal reductions (1)        28,768,696        22,051,472        77,091,277        88,119,763
                            --------------    --------------    --------------    --------------
  Ending balance            $  229,196,228    $  270,541,858    $  229,196,228    $  270,541,858
                            ==============    ==============    ==============    ==============

(1) Includes scheduled payments, prepayments and charge offs.

                              RESULTS OF OPERATIONS

SERVICING INCOME

Total servicing income was $29.1 million and $110 million for the three and nine months ended September 30, 1997 compared to $29.3 million and $79.5 million for the same periods in 1996. WFS' serviced portfolio, including contracts held on balance sheet, increased to $3.6 billion at September 30, 1997 from $3.0 billion at December 31, 1996.

Retained interest income represents excess spread earned on securitized loans less any losses not absorbed by the off balance sheet allowance for losses. Changes in the amount of prepayments may also affect the amount and timing of retained interest income. Retained interest income is dependent upon the average excess spread on the contracts sold and the size of the serviced portfolio. Retained interest income declined in the third quarter of 1997 compared with the same quarter a year earlier due to increased losses which impacted the amount of income realized. Contractual servicing income is earned at a rate of 1% per annum on the outstanding balance of contracts securitized. Other fee income, consisting primarily of documentation fees, late charges and deferment fees also increased as a direct result of the increase in the number of contracts originated and outstanding. Increased competition may also affect the amount of other fee income that WFS may earn when originating or servicing contracts.

Servicing income consists of the following components:


                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                ----------------------------    ----------------------------
                                    1997           1996             1997           1996
                                ------------    ------------    ------------    ------------
Retained interest income        $ 11,594,521    $ 14,461,972    $ 59,934,872    $ 39,171,356
Contractual servicing income       7,953,029       6,498,338      22,457,557      17,520,965
Other fee income                   9,572,208       8,300,631      27,956,629      22,812,994
                                ------------    ------------    ------------    ------------
  Total servicing income        $ 29,119,758    $ 29,260,941    $110,349,058    $ 79,505,315
                                ============    ============    ============    ============


NET INTEREST INCOME

Net interest income is the difference between the rate earned on contracts held on balance sheet and the interest costs associated with WFS' borrowings. Net interest income totaled $14.5 million and $41.2 million for the three and nine months ended September 30, 1997 compared to $14.2 million and $39.7 million for the same periods in 1996. The increase for the nine months ended September 30, 1997 compared to the same period in 1996 is due to an increase in the average interest earning assets. The following table shows the average rate earned on contracts and the average rate paid on borrowings, consisting primarily of advances from the Bank, together with the corresponding net interest rate spread for the periods indicated.

                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                        SEPTEMBER 30,       SEPTEMBER 30,
                                       ---------------     ---------------
                                        1997     1996       1997     1996
                                       -----     -----     -----     -----
Yield on interest earning assets       13.76%    15.43%    14.09%    14.77%
Cost of borrowings                      8.67      6.03      7.80      6.25
                                       -----     -----     -----     -----
Net interest rate spread                5.09%     9.40%     6.29%     8.52%
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

WFS' borrowings from the Bank consist of a $125 million unsecured Senior Note with a fixed interest rate of 7.25% and maturing in 2003, a $50 million Promissory Note with a fixed interest rate of 9.42% and maturing in 2002, and a Line of Credit agreement at a variable rate of interest based upon the Federal composite commercial paper rate. WFS is not aware of any facts which would preclude it from continuing to borrow from the Bank.

GAIN ON SALE OF CONTRACTS

WFS recorded a gain on sale of contracts of $11.6 million and $25.4 million for the three and nine months ended September 30, 1997 compared to $9.4 million and $31.1 million for the same periods of 1996. The decrease in the overall gain on sale reported in 1997 is primarily the result of a narrowing interest rate spread for contracts sold which was slightly offset by the increase in contracts sold. The increase in the gain on sale for the third quarter of 1997 compared with the same quarter a year earlier is primarily the result of wider interest rate spreads and an increase in contracts sold during the respective periods. Contracts sold during the third quarter of 1997 totaled $600 million compared to $535 million during the same period of 1996. Gross interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuation are substantially reduced through hedging activities.

PROVISION FOR CREDIT LOSSES

The Company maintains an allowance for credit losses to cover anticipated losses for contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the contracts held on balance sheet or by the reduction of the amount of contracts held on balance sheet. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet, pending sales of contracts and historical loss trends. When WFS sells contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculation of gain on sale. WFS believes that the allowance for credit losses is currently adequate to absorb potential losses in the on balance sheet portfolio. The provision for credit losses totalled $1.2 million and $5.7 million for the three and nine months ended September 30, 1997 compared to $1.9 million and $7.9 million for the same periods in 1996. The decline for the nine months ended September 30, 1997, compared to the same period last year, is the result of a decline in the on balance sheet contract loss experience. The allowance for loan losses as a percent of total on balance sheet contracts decreased to 2.9% from 3.3% a year earlier.

OPERATING EXPENSES

Total operating expenses were $43.3 million and $128 million for the three and nine months ended September 30, 1997 compared to $33.2 million and $91.7 million for the same periods in 1996. Except where otherwise noted, the increase in total operating expenses is primarily attributable to an increase in the number of contracts serviced, automation and centralization programs and expansion into additional states. At September 30, 1997, WFS purchased contracts in 36 states from 143 office locations compared to 27 states and 125 offices at September 30, 1996.

Salaries and employee benefits expense increased to $25.2 million and $75.4 million for the three and nine months ended September 30, 1997 compared to $17.6 million and $50.8 million for the same periods in 1996. This increase is mainly attributable to the increase in the number of employees due to the Company's expansion. Occupancy expense increased to $3.2 million and $9.5 million for the three and nine months ended September 30, 1997 compared to $1.9 million and $5.4 million for the same periods in 1996.

The general and administrative costs paid to parent are based upon the actual costs incurred and estimates of actual usage. WFS believes that these costs approximate the cost to perform these services on its own behalf or acquire them from third parties. WFS has the option, under management agreements, to procure these services on its own should it be more economically beneficial for WFS to do so. On January 1, 1997, various administrative departments of Westcorp, the holding company parent of the Bank, were transferred to the Bank and WFS as part of a restructuring plan to provide greater focus and specialization within each company. As part of this plan, WFS retained all administrative operations except for payroll, human resources and certain treasury functions. Because of this transfer, items that had previously been reported as general and administrative costs paid to parent and data processing are now included in other operating expense line items. This transfer did not have a material effect on the financial results of WFS. In 1997, the general and administrative costs paid to parent were $0.8 million and $2.8 million for the three and nine months ended September 30, 1997 compared to $2.6 million and $7.1 million for the same periods in 1996. Data processing expense was $2.5 million and $6.4 million for the three and nine months ended September 30, 1997 compared to $2.7 million and $7.5 million for the same periods in 1996.

Other operating expenses include credit and collections costs, telephone and other miscellaneous expenses. Credit and collections expense increased to $3.6 million and $10.2 million for the three and nine months ended September 30, 1997 compared to $2.1 million and $6.2 million for the same periods in 1996. Telephone expense totalled $2.0 million and $5.7 million for the three and nine months ended September 30, 1997 compared to $1.0 million and $2.7 million for the same periods in 1996. Miscellaneous expenses, which include travel, marketing, stationery, supplies, postage, legal, professional fees and other ancillary costs, increased to $6.0 million and $18.3 million for the three and nine months ended September 30, 1997 compared to $5.2 million and $11.9 million for the same periods in 1996.

INCOME TAXES

WFS files federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. Other state tax returns are filed by WFS as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement that is based on the relative income or loss of each entity on a stand-alone basis. The effective tax rates for the nine months ended September 30, 1997 and 1996 were 42.1% and 42.4%, respectively.


                               FINANCIAL CONDITION

CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE

WFS holds a portfolio of contracts on balance sheet for investment that totalled $50.8 million at September 30, 1997 and $53.3 million at December 31, 1996. Contracts held for sale totalled $183 million at September 30, 1997 compared to $186 million at December 31, 1996. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of contracts. WFS completed securitization transactions of $1.7 billion during the first nine months of 1997. WFS plans to continue to securitize contracts on a regular basis.

The following tables present information on the volume of contracts secured by new and used autos for the periods indicated below:


                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                              SEPTEMBER 30,                       SEPTEMBER 30,
                    --------------------------------    --------------------------------
                         1997              1996              1997              1996
                    --------------    --------------    --------------    --------------
New vehicles        $  113,562,717    $  116,053,005    $  322,911,161    $  334,332,906
Used vehicles          483,182,614       443,177,906     1,439,428,580     1,252,898,695
                    --------------    --------------    --------------    --------------
    Total volume    $  596,745,331    $  559,230,911    $1,762,339,741    $1,587,231,601
                    ==============    ==============    ==============    ==============


AMOUNTS DUE FROM TRUSTS

The excess cash flow generated by contracts sold to trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, WFS advances additional monies to initially fund these spread accounts. These funds, as well as the excess spread, are released to WFS after the spread accounts reach a predetermined funding level. Amounts due from trusts represent funds due to WFS not yet disbursed from the spread accounts. The amounts due from trusts at September 30, 1997 were $259 million as compared with $191 million at year-end 1996. The increase is a result of the increase in total contracts securitized and outstanding.

ASSET QUALITY

WFS has automated and centralized several processes related to asset quality which continues to be an area of significant focus. WFS utilizes an automated telephone dialing system ("predictive dialer") to aid in the service and collection process. The predictive dialer automatically dials the delinquent obligor and transfers the call to an available collector located at one of the two regional service centers. If the collection effort does not result in satisfactory resolution, then the call is forwarded to a collection specialist located in the appropriate dealer center or branch office.

If satisfactory arrangements are not made to cure the past due account, the automobile is generally repossessed within 60 to 90 days of the date of delinquency. WFS writes down the value of the vehicle to fair value and reclassifies the contract as a repossessed asset. WFS sells substantially all of its repossessed automobiles through wholesale auto auctions and rarely provides the financing for repossessions sold. WFS has centralized its remarketing functions into a single department which is responsible for transportation of the vehicle to wholesale auction houses, reconditioning and repairs, when necessary, and tracking vehicles until they are sold. Once the vehicle is sold, any deficiency balance is charged off.

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

The following tables reflect the delinquency, repossession and loss experience.

                                             SEPTEMBER 30, 1997                   DECEMBER 31, 1996
                                    ---------------------------------     ---------------------------------
                                       NUMBER                                NUMBER
                                         OF                                   OF
                                      CONTRACTS            AMOUNT           CONTRACTS            AMOUNT
                                    --------------     --------------     --------------     --------------
Contracts serviced (1)                     396,623     $3,588,658,806            341,486     $3,046,584,858
                                    ==============     ==============     ==============     ==============
Period of delinquency (2)
  31-59 days                                 4,579     $   38,948,868              4,511     $   38,173,395
  60-89 days                                 1,768         15,872,248              1,305         11,469,637
  90 days or more                              792          7,165,165                567          5,144,451
                                    --------------     --------------     --------------     --------------
Total contracts delinquent                   7,139     $   61,986,281              6,383     $   54,787,483
                                    ==============     ==============     ==============     ==============
Delinquencies as a percentage of
  number and amount of contracts
  outstanding                                 1.80%              1.73%              1.87%              1.80%
                                    ==============     ==============     ==============     ==============

(1) Includes delinquency information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

(2) The period of delinquency is based on the number of days payments are contractually past due.


                                          SEPTEMBER 30, 1997              DECEMBER 31, 1996
                                      --------------------------     --------------------------
                                       NUMBER         AMOUNT          NUMBER        AMOUNT
                                      -------     --------------     -------     --------------
SERVICING PORTFOLIO (1)               396,623     $3,588,658,806     341,486     $3,046,584,858
                                      =======     ==============     =======     ==============

Repossessed Assets                      1,165     $    6,869,074       1,133     $    6,135,120
                                      =======     ==============     =======     ==============

Repossessed assets as a percentage
  of number and amount of
  contracts outstanding                  0.29%              0.19%       0.33%              0.20%
                                      =======     ==============     =======     ==============

(1) Includes repossession information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                               SEPTEMBER 30,                          SEPTEMBER 30,
                                     ---------------------------------     ---------------------------------
                                          1997              1996                1997               1996
                                     --------------     --------------     --------------     --------------
Contracts serviced
  at end of period (1)               $3,588,658,806     $2,864,494,190     $3,588,658,806     $2,864,494,190
                                     ==============     ==============     ==============     ==============

Average during period                $3,490,019,033     $2,734,349,797     $3,301,773,580     $2,516,773,136
                                     ==============     ==============     ==============     ==============

Gross chargeoffs of contracts
  during period                      $   34,779,738     $   19,905,395     $   96,688,101     $   55,310,985
Recoveries of contracts charged
  off in prior periods                    8,864,361          6,473,967         25,144,325         18,833,445
                                     --------------     --------------     --------------     --------------
Net chargeoffs                       $   25,915,377     $   13,431,428     $   71,543,776     $   36,477,540
                                     ==============     ==============     ==============     ==============

Net chargeoffs as a percentage of
  contracts outstanding during
  period (2)                                   2.97%              1.96%              2.89%              1.93%

-----------------

(1) Includes loan loss information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS, and is net of unearned add-on interest.

(2) Annualized based on net chargeoffs as a percentage of average contracts outstanding during the three and nine months ended September 30, 1997 and 1996.

Loss experience was impacted by slower loan growth, the transitory effect of moving post repo collection efforts to the asset recovery and remarketing centers and higher than expected bankruptcies.

CAPITAL RESOURCES AND LIQUIDITY

WFS requires substantial capital resources to operate its business. The resources available to WFS include contract securitizations, collections of principal and interest from contracts and borrowings from its parent. These sources provide capital to fund expanding purchases of contracts. It is anticipated that the purchase of contracts will continue to be the major use of cash for WFS.

The cash flows from operating activities of WFS primarily relates to the purchase, securitization and principal receipts of contracts. The major components of cash flows related to operating activities are cash needed to purchase contracts which totaled $1.7 billion for the nine months ended September 30, 1997, compared to $1.5 billion for the same period in 1996. Operating activities also generated cash flows through securitizations and principal receipts on contracts. WFS securitized $1.7 billion and $1.5 billion for the nine months ended September 30, 1997 and 1996 respectively.

The cash flows from investing activities of WFS primarily relates to amounts due from trusts and retained interest in securitized asset accounts. At the time a securitization transaction closes, WFS is required to advance monies to initially fund spread accounts. The Company funds these spread accounts by foregoing receipt of excess cash flow until these accounts exceed predetermined levels. The amounts due from trusts represent funds due to WFS which have not yet been disbursed from the spread accounts. Retained interest in securitized assets represents the present value of the estimated future cash flows to be received by WFS from the excess spread created in securitizations. Excess spread is calculated by taking the difference between the coupon rate of the contract sold and the certificate rate paid to investors less contractually specified servicing and guarantor fees.

The cash flows from financing activities primarily relates to amounts held on behalf of trustee and borrowings from parent. These cash flows historically have provided a consistent source of cash for WFS. Pursuant to the reinvestment contract with the Bank, WFS is able to utilize principal and interest collections on contracts sold in its day to day operations until payments are due to the investors. These principal and interest collections represent amounts held on behalf of trustee. As the Company continues to increase the size of its servicing portfolio, WFS expects such amounts to increase. Additional financing sources include a $125 million Senior Note, a $50 million Promissory Note and a $400 million Line of Credit. The Senior Note is unsecured and has a fixed interest rate of 7.25% and a final maturity in 2003. The Promissory Note has a fixed interest rate of 9.42% and a final maturity in 2007. The Line of Credit had interest rates of 5.66% and 5.51% for the nine months ended September 30, 1997 and 1996, respectively. At September 30, 1997, WFS did not have any draws outstanding on the Line of Credit.

These financing sources are expected to provide adequate funding of the Company's operations and the Company believes that its sources of liquidity are sufficient to meet its short and long term cash requirements.

ASSET/LIABILITY MANAGEMENT

Asset/liability management is the process of measuring and controlling interest rate risk through matching the maturity and repricing characteristics of interest earning assets with those of interest bearing liabilities.

The contracts originated and held by WFS are all fixed rate and accordingly WFS has exposure to changes in interest rates. WFS' prepayment experience on contracts has not been historically sensitive to changes in interest rates and WFS therefore believes it is not expected to be exposed to significant prepayment risk relative to changes in interest rates. As a result of this approach to interest rate management, combined with the Company's hedging strategies, WFS does not anticipate that changes in interest rates will materially affect the Company's results of operations or liquidity, although no assurance can be given in this regard.

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

FORWARD-LOOKING STATEMENTS

The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for these types of statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect WFS' current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The forward- looking terminology such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "estimate," "continue," and/or the negative thereof or other comparable expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. WFS undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for auto contracts, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by the consumer and demographics of WFS' lending markets; (2) continued dealer relationships; (3) fluctuations between auto interest rates and the cost of funds; (4) federal and state regulation of WFS' auto lending operations; (5) competition within the auto lending industry and (6) the availability and cost of securitization transactions.

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

                          None

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

                          None

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                          None

ITEM 5.                   OTHER INFORMATION

                          The Board of Directors of WFS has elected Joy Schaefer to Chief Executive Officer; this is in addition to her title of Vice Chairman, President and Chief Operating Officer.

                          The Board of Directors of WFS adopted a resolution amending and restating the 1996 Incentive Stock Option Plan (the "Plan") to provide for an additional 550,000 shares of common stock to be made available for issuance upon exercise of options granted under the Plan. The Amended and Restated Plan will be submitted for the vote of the shareholders at the next annual meeting.

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


                                WFS FINANCIAL INC
                                  (Registrant)



 Date: November 12, 1997        By:/s/JOY SCHAEFER
       ---------------------       ---------------------------------------------
                                   Joy Schaefer
                                   Vice Chairman, President, Chief Executive
                                   Officer and Chief Operating Officer


 Date: November 12, 1997        By:/s/LEE A. WHATCOTT
       ---------------------       ---------------------------------------------
                                   Lee A. Whatcott
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)