Form 10-K405
period 1997-12-31
WFS FINANCIAL INC
filed 1998-03-18
CIK 946343

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                    TO

                        COMMISSION FILE NUMBER 33-93068

                               WFS FINANCIAL INC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                       33-0291646
        (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)
        23 PASTEUR, IRVINE, CALIFORNIA                             92618-3816
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (714) 727-1000

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

              TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE
          Common Stock, no par value                           ON WHICH REGISTERED
                                                             Nasdaq National Market

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998:

                   COMMON STOCK, NO PAR VALUE -- $49,610,172

     The number of shares outstanding of the issuer's class of common stock as of February 28, 1998:

                    COMMON STOCK, NO PAR VALUE -- 25,708,611

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 1997 Annual Meeting of Shareholders to be held April 29, 1998, are incorporated by reference into Part III.
================================================================================

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   13

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   13
Item 6.   Selected Financial Data.....................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation....................................   15
Item 8.   Financial Statements and Supplementary Data.................   24
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   24

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   25
Item 11.  Executive Compensation......................................   25
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   25
Item 13.  Certain Relationships and Related Transactions..............   25

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   25

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     For twenty-five years, WFS Financial Inc, a California corporation ("WFS" or the "Company"), and its predecessors, has been in the business of purchasing fixed rate consumer auto loans ("contracts") from its network of new and used car dealers ("Dealers"). WFS then securitizes these contracts through underwritten public sales of AAA/Aaa rated securities and retains the rights to service them. As of February 28, 1998, WFS purchased contracts in California and 39 other states. Over the past five years, WFS has increased its volume of contracts purchased from $820 million in 1993 to $2.3 billion in 1997, representing a 23% compounded annual growth rate. WFS serviced a total of $3.7 billion, $3.0 billion and $2.2 billion of contracts at December 31, 1997, 1996 and 1995, respectively.

     The following is a rollforward of serviced contract activity for the last three years:

                                               FOR THE YEAR ENDED DECEMBER 31,
                                             ------------------------------------
                                                1997         1996         1995
                                             ----------   ----------   ----------
                                                    (DOLLARS IN THOUSANDS)
Beginning Balance..........................  $3,046,585   $2,209,594   $1,633,177
Originations...............................   2,285,279    2,121,689    1,527,649
Principal reductions(1)....................   1,651,047    1,284,698      951,232
                                             ----------   ----------   ----------
Ending Balance.............................  $3,680,817   $3,046,585   $2,209,594
                                             ==========   ==========   ==========

---------------
(1) Includes scheduled payments, prepayments and chargeoffs.

     Based upon published data, the auto finance industry exceeded $470 billion in 1997, and is the second largest consumer finance market in the United States. The Company's contract purchase and securitization activities have made it one of the largest sellers, in aggregate dollar amount, of auto receivable backed securities in the United States after the captive auto finance companies, Chrysler Credit Corporation ("Chrysler Credit"), General Motors Acceptance Corporation ("GMAC") and Ford Motor Credit Company ("Ford Credit"). Aside from these and other captive auto finance companies, the balance of the market is highly fragmented among banks, credit unions, savings associations and independent auto finance companies.

     WFS competes in both the prime and non-prime segments of the auto finance industry. During 1997, WFS purchased approximately 65% of its contracts from franchised new car Dealers, 30% from independent used car Dealers and originated 5% directly from consumers. During that same period, contracts for new and used autos represented 18% and 82%, respectively, of the Company's volume of contracts purchased. References herein to "purchase" and "contracts" refer to both the purchase of contracts by WFS from new and used car Dealers and the origination of auto loans directly from consumers.

     The following table presents a summary of the Company's production volumes.

                                               FOR THE YEAR ENDED DECEMBER 31,
                                             ------------------------------------
                                                1997         1996         1995
                                             ----------   ----------   ----------
                                                    (DOLLARS IN THOUSANDS)
New autos..................................  $  417,075   $  441,529   $  367,638
Used autos.................................   1,868,204    1,680,160    1,160,011
                                             ----------   ----------   ----------
          Total volume.....................  $2,285,279   $2,121,689   $1,527,649
                                             ==========   ==========   ==========
Prime......................................  $1,245,027   $1,129,314   $  936,429
Non-Prime..................................   1,040,252      992,375      591,220
                                             ----------   ----------   ----------
          Total volume.....................  $2,285,279   $2,121,689   $1,527,649
                                             ==========   ==========   ==========

     As reflected in the table above, the mix of new and used cars financed by WFS has changed over the past three years as WFS expands its niche of used car financing. It is WFS' overall strategy to reach a 50%-50% product mix of prime versus non-prime paper. This shift in product mix to higher yielding contracts is providing WFS with higher returns as well as higher default rates.

THE HISTORY OF WFS

     Westcorp, the ultimate parent of WFS, was formed in 1974 as the holding company for Western Thrift and Loan Association ("Western Thrift"), a California licensed thrift and loan association founded in 1972. Western Thrift was involved in auto finance activities from its incorporation until its merger with Western Financial Bank ("the Bank") in 1982, at which time the auto finance activities of Western Thrift were continued by the Bank. In 1988, Westcorp Financial Services, Inc. ("Westcorp Financial") was incorporated as a wholly-owned consumer finance subsidiary of the Bank to provide auto finance services to a market not serviced by the Bank's auto finance division.

     On May 1, 1995, the Bank transferred its auto finance division to Westcorp Financial and changed the name of Westcorp Financial to WFS Financial Inc. In connection with that acquisition, the Bank transferred to WFS all assets relating to its auto finance division including the contracts held on balance sheet and all interests of the Bank in the excess spread payable from outstanding securitization transactions. The Bank also transferred all of the outstanding stock of WFS Financial Auto Loans, Inc. ("WFAL") and WFS Financial Auto Loans 2, Inc. ("WFAL2"), the securitization entities of the Bank, thereby making these companies subsidiaries of WFS. In August 1995, WFS sold approximately 20% of its shares in a public offering.

BUSINESS STRATEGIES

     WFS pursues its business objective of maximizing earnings through the profitable purchase, securitization and servicing of contracts using four strategies: (i) provide a consistent source of prime and non-prime financing to its nationwide network of Dealers, (ii) maintain solid asset quality, (iii) improve operating efficiencies and (iv) hedge and securitize all contracts purchased.

  Prime and Non-Prime Financing

     WFS has provided a consistent source of auto financing since 1972 and is dedicated to continuing to provide a consistent source of prime and non-prime financing to its growing network of approximately 12,000 Dealers. While other lenders have retreated from time to time, WFS has consistently and continuously expanded its operations in the auto finance market. WFS' focus is to provide each dealer maximum service by providing a single source of contact to meet the Dealer's prime and non-prime financing needs. In order to react to changes in its markets and to more effectively serve its Dealers, WFS emphasizes the need for its personnel to have frequent and substantial personal interaction with the Dealers within their markets. As a result, WFS can readily identify the needs of its Dealers and design programs which meet those needs without sacrificing the integrity of the Company's credit underwriting standards.

     Substantially all contracts are purchased without recourse to the Dealer. WFS pays an upfront dealer participation to the originating Dealer for each contract purchased which typically remains between 1.2% to 1.4% of the overall yield on contracts purchased. In the case of contracts secured by new autos, the original amount of the contract generally does not exceed the sum of the Dealer's cost, taxes, license fees, service warranty cost and, if applicable, premium for credit life or credit disability insurance, and in some cases, miscellaneous costs. Any additional costs are considered over-advances which may be made under certain circumstances to assist a Dealer in selling an auto by permitting a lower down payment, and in some circumstances no down payment, based on the creditworthiness of the applicant. Over-advances are included as a part of the contract balance and are subject to various limitations depending on the creditworthiness of the applicant. For used autos, the original contract generally does not exceed the wholesale value of the auto plus the related expenses and over-advances.

     While WFS also enters into contracts directly with consumers, those contracts are not currently a primary focus of its business. Direct contracts accounted for only 5% of total 1997 contract purchases. The characteristics of such contracts and the underwriting standards are consistent with those of the contracts purchased from Dealers.

  Maintain Solid Asset Quality

     Consistent and Expeditious Underwriting -- WFS purchases loans across the full spectrum of prime and non-prime credit quality contracts and offers competitive rates commensurate with the risks inherent in its obligors' ability to make payments under their contracts. In order to make timely credit decisions, WFS personnel are trained to obtain, examine and verify all relevant underwriting information quickly.

     The Company relies primarily on the judgment of its trained credit analysts who evaluate the applicant's credit and stability, including income, employment and housing, within the context of the Company's underwriting guidelines. The Company's credit analysts are closely monitored by management and internal quality control professionals to insure adherence to the Company's underwriting guidelines. During 1997, WFS implemented a credit scoring matrix to be used as an additional tool in conjunction with the underwriting process of its credit analysts. The goal in underwriting contracts is to correctly determine whether an applicant has the ability and intention to perform on his or her obligations under the contract. It is expected that WFS will complete the implementation of a credit scoring system by the fourth quarter of 1998.

     The formal underwriting process for either prime or non-prime paper begins when an application is received. Applications are faxed to one of two processing centers where the system will collect credit data on applicants and other information used in the underwriting process. The front-end application processing system will arrange that information for review and analysis by either a prime or non-prime credit analyst to whom the information will be automatically queued.

     Due to the credit history of some applicants, the credit analyst may request that the data verification department verify information or seek clarification of information learned during the review of the applicant's credit history. Often, items in a credit history which may seem significant to another financing source will not, upon investigation, preclude the applicant from possessing the requisite ability and intent to perform on his or her obligations. The application, credit history, and other relevant information are then reviewed by the credit analyst for approval or denial. If the contract amount or terms exceeds the credit analyst's approval authority, a senior official with the requisite credit approval authority then reviews the application. When an application is approved, the submitting Dealer is notified. Upon the Dealer's acceptance of WFS' approval, the contract is purchased.

     A significant percentage of all contracts purchased are reviewed and quality graded by WFS' quality control or reunderwriting departments to insure adherence to established guidelines and compliance with proper documentation requirements.

     Collection Activities -- WFS services all of the contracts it purchases, both those held by the Company and those sold in securitization transactions. The servicing process includes the routine collection and allocation of payments to WFS or to the appropriate securitization transaction into which the contract has been sold. During 1997, WFS substantially increased its servicing and collections staff in response to the increased number of contracts serviced from the non-prime segment of the credit quality market, which requires more attention, and to the overall increase in the servicing portfolio.

     WFS has developed procedures for the early identification and cure of delinquent contracts. During the early stages of delinquency, WFS utilizes an automated telephone dialing system ("autodialer") to aid in the servicing and collection process. WFS substantially increased the capacity of its autodialers during 1997. WFS utilizes the autodialer to initiate contact with delinquent obligors. If the early collection efforts do not result in a satisfactory resolution of the delinquent account, then the account is forwarded to the appropriate collection specialist. In addition, if contact is not made with the customer within 48 hours of the initial autodialer effort, the account is automatically sent to a collection specialist for review.

     If satisfactory payment arrangements are not made, the automobile is generally repossessed within 60 to 90 days of the date of delinquency, subject to compliance with applicable law. WFS uses independent contractors to perform repossessions. The automobile remains in the custody of WFS for 15 days (or longer if required by local law) to provide the obligor the opportunity to redeem the contract. If after the redemption period the delinquency is not cured, WFS writes down the vehicle to fair value. After the redemption period expires, WFS prepares the automobile for sale. WFS sells substantially all repossessed automobiles through wholesale auto auctions at the best price possible, subject to applicable law. WFS rarely provides the financing on repossessions sold. WFS uses centralized remarketing departments to sell its repossessed vehicles. The remarketing departments are responsible for transportation of the vehicle to wholesale auction houses, reconditioning and repairs when necessary and tracking vehicles until they are sold. Once the vehicle is sold, any deficiency balances are then charged off. At December 31, 1997, the total amount of repossessed autos managed by WFS was $9.7 million or 0.26% of the total serviced portfolio compared with $6.1 million or 0.20% of the total serviced portfolio at December 31, 1996.

     After chargeoff, WFS will seek to collect on deficient balances through its centralized asset recovery center ("ARC"). The ARC will first attempt to collect directly from the obligor with its in-house collection staff. If efforts are not successful, the ARC will seek a deficiency judgment through a small claims court procedure, where available, or an attorney employed by WFS takes more formal judicial action against customers with deficiency balances in excess of that which may be brought in a small claims court proceeding. In some cases, particularly when the likelihood of recovery is believed to be remote, the account is assigned to a collection agency for final resolution. The ARC will attempt to obtain vehicles that could not be found for repossession by skip tracing to locate the vehicle. The ARC also monitors payment plans on those obligors who have filed for bankruptcy. If the obligor is not following the payment plan stipulated by the courts, then the ARC will seek a judgement for dismissal or discharge from the bankruptcy court, or will seek to repossess the vehicle.

     The following tables reflect the delinquency, repossession and loss experience that WFS has achieved as a result of its collection efforts. It is the Company's policy to charge off all contracts once they become 120 days past due, including those that are not in compliance with the court ordered bankruptcy plan and whether or not the automobile has been repossessed or sold by that date. WFS continues to accrue interest on a contract until it is charged off. At the time a contract is charged off, all accrued but unpaid interest which has been previously included as income is reversed by charging the allowance for credit losses. No assurance can be given that the future performance of the contracts purchased by the Company will be similar to the delinquency, repossession and loss rates disclosed in the following tables.

     The following table sets forth information with respect to the delinquency of WFS' portfolio of contracts serviced.

                                 DECEMBER 31, 1997         DECEMBER 31, 1996         DECEMBER 31, 1995
                               ----------------------    ----------------------    ----------------------
                                NUMBER                    NUMBER                    NUMBER
                                  OF                        OF                        OF
                               CONTRACTS     AMOUNT      CONTRACTS     AMOUNT      CONTRACTS     AMOUNT
                               ---------   ----------    ---------   ----------    ---------   ----------
                                                         (DOLLARS IN THOUSANDS)
Contracts serviced(1)........   408,958    $3,680,817     341,486    $3,046,585     258,665    $2,209,594
                                =======    ==========     =======    ==========     =======    ==========
Period of delinquency(2)
  31-59 days.................     6,605    $   54,450       4,511    $   38,173       2,180    $   18,557
  60-89 days.................     2,161        18,652       1,305        11,470         690         6,143
  90 days or more............       918         7,762         567         5,144         308         2,701
                                -------    ----------     -------    ----------     -------    ----------
Total contracts delinquent...     9,684    $   80,864       6,383    $   54,787       3,178    $   27,401
                                =======    ==========     =======    ==========     =======    ==========
Delinquencies as a percentage
  of number and amount of
  contracts outstanding......      2.37%         2.20%       1.87%         1.80%       1.23%         1.24%

---------------
(1) Includes delinquency information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

(2) The period of delinquency is based on the number of days payments are contractually past due.

     The following table sets forth information with respect to repossessions in WFS' portfolio of serviced contracts.

                                 DECEMBER 31, 1997         DECEMBER 31, 1996         DECEMBER 31, 1995
                               ----------------------    ----------------------    ----------------------
                                NUMBER                    NUMBER                    NUMBER
                                  OF                        OF                        OF
                               CONTRACTS     AMOUNT      CONTRACTS     AMOUNT      CONTRACTS     AMOUNT
                               ---------   ----------    ---------   ----------    ---------   ----------
                                                         (DOLLARS IN THOUSANDS)
Servicing portfolio(1).......   408,958    $3,680,817     341,486    $3,046,585     258,665    $2,209,594
                                =======    ==========     =======    ==========     =======    ==========
Repossessed autos............     1,554    $    9,672       1,133    $    6,135         462    $    2,356
                                =======    ==========     =======    ==========     =======    ==========
Repossessed autos as a
  percentage of number and
  amount of contracts
  outstanding................      0.38%         0.26%       0.33%         0.20%       0.18%         0.11%

---------------
(1) Includes delinquency information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

     The following table sets forth information with respect to actual loss experience of WFS' portfolio of contracts serviced and includes contract loss information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Contracts serviced.....................................  $3,680,817    $3,046,585    $2,209,594
                                                         ==========    ==========    ==========
Average serviced portfolio during the period...........  $3,383,570    $2,627,622    $1,886,359
                                                         ==========    ==========    ==========
Gross chargeoffs of contracts during the period........  $  136,773    $   86,464    $   48,999
Recoveries of contracts charged off in prior periods...      34,634        25,946        18,715
                                                         ----------    ----------    ----------
Net chargeoffs.........................................  $  102,139    $   60,518    $   30,284
                                                         ==========    ==========    ==========
Net chargeoffs as a percentage of average contracts
  outstanding during period............................        3.02%         2.30%         1.61%

     The increase in loss experience in 1997 is primarily due to a shift in product mix from prime to non-prime contracts. Other factors that management believes has also affected losses include increased competition and increased personal bankruptcies.

  Improve Operating Efficiencies

     In 1996, WFS began implementing cost saving initiatives through the automation and centralization of its front-end application processing system and back office activities. These initiatives were taken to give the Company the necessary tools for profitable future growth and were completed in 1997. The front-end application processing system provides WFS with the ability to route applications to the appropriate prime or non-prime credit analyst. It also insures adherence to the Company's established underwriting guidelines through concurrence at the appropriate level. The front-end application system has increased the efficiency in processing and approving applications at a lower cost.

     Additionally, WFS has completed the centralization of its back office activities which include customer service, records management, asset recovery and remarketing. By removing these functions from the field offices, production personnel are better able to focus on origination activities. These initiatives are also designed to reduce the Company's overall operating costs.

     To continue to improve operational efficiencies, the Company announced a restructuring plan on February 10, 1998 which consolidated offices and reduced staff. In the first quarter, the Company consolidated 15 prime lending dealer centers and 44 non-prime lending branch offices in the western United States into 12 regional business centers and 15 satellite offices. Each location will buy the full spectrum of prime and non-prime credit from Dealers through a single sales and marketing approach which will provide enhanced service and is designed to increase volume. The restructuring plan will result in a one-time pre-tax accounting charge for the first quarter ended March 31, 1998 of approximately $9.0 million or $0.20 per diluted share. The plan, once fully implemented, is designed to save up to $12.0 million or $0.27 per diluted share annually in expenses.

  Hedging and Securitization

     The Company employs a hedging and securitization strategy to leverage its capital efficiently, lock in interest rate spreads and materially reduce its interest rate risk while also limiting its credit loss exposure on contracts sold. Securitizations enable the Company to sell contracts on a regular basis while continuing to receive servicing fees and to use the proceeds from such sales to purchase additional contracts.

     Between December 1985 and December 1997, WFS sold, in 40 transactions, approximately $10.0 billion of contracts in publicly underwritten securitization transactions. The first issue was rated AA by Standard & Poor's Rating Service, a division of McGraw-Hill, Inc. ("S&P") and Aa by Moody's Investor Service, Inc. ("Moody's") and all 39 issues since that time were rated AAA by S&P and Aaa by Moody's, their highest rating categories, as a result of the structure of the transactions and the quality of the contracts securitized or the credit enhancement provided by Financial Security Assurance Inc. ("FSA"). In all of its securitization transactions, WFS continues to service the contracts sold. Each transaction is independent of all others, with no cross-collateralization or cross-default provisions applicable. Each securitization transaction with a maturity date prior to the date hereof has been paid in full on or before its contracted final maturity date and no recourse has been made to FSA on any transaction.

     In 1990, WFS began to securitize its contracts using an off balance sheet structure which utilizes a separate grantor trust for each transaction. These securitizations were structured to be treated as sales without recourse, thereby removing the contracts sold from the balance sheet. WFS retained a residual interest in the excess interest which represented the excess amount of the underlying interest on the pool of contracts sold over the amount of interest payable on the securities and the amount of credit losses, administrative expenses and contractual servicing fees. WFS securitized $1.5 billion and $842 million of contracts using this structure during 1995 and 1994, respectively.

     In 1996, WFS began using an owner trust structure, issuing both collateralized notes and pass-through certificates. Securitizations using the owner trust structure are also treated as sales without recourse. WFS retains the servicing of the contracts sold to the owner trust and receives excess interest from the contracts sold. The owner trust structure enables WFS to maximize the residual return from a securitization transaction by more closely matching the yield paid to the investor to the yield curve existing at the time the securitization transaction is consummated. WFS securitized $2.2 billion and $2.1 billion of contracts using this structure during 1997 and 1996, respectively.

     WFS derives multiple benefits from the securitization of contracts, including a stable source of low cost funding, reduction of interest rate and credit risk for sold contracts, enhanced return on assets and regulatory compliance.

     Low Cost of Funds -- Other than the first transaction, all of the securitization transactions completed by WFS to date hereof have been rated in the highest credit categories by both S&P and Moody's. Accordingly, WFS has been able to sell these securities at attractive yields relative to its cost of alternative funding sources at the time of pricing.

     Reduction of Interest Rate Risk -- Since these transactions are structured as asset sales, interest rate risk is largely transferred to the third party buyers of the related asset backed securities. The interest rate and maturity of the pool of contracts have durations that are matched with the securities, thereby locking-in the excess spread of the contracts securitized.

     Enhanced Return on Assets -- These securitizations reduce the level of average assets on balance sheet while providing WFS with ongoing retained interest income and contractual servicing fee income.

     Regulatory Compliance -- As a Federal savings bank, the Bank may not have more than 35% of its consolidated assets invested in consumer loans, including contracts, purchased from Dealers. Contracts securitized are not included in the calculation of consolidated assets.

SUBSIDIARIES

  WFS Financial Auto Loans, Inc.

     WFAL is a wholly-owned, limited purpose subsidiary of WFS. WFAL was organized primarily for the purpose of purchasing contracts, originated by WFS, and securitizing such contracts in the asset-backed market. A total of four securitization transactions totalling $2.2 billion were completed during 1997.

  WFS Financial Auto Loans 2, Inc.

     WFAL2 is a wholly-owned, limited purpose subsidiary of WFS. WFAL2 was organized primarily for the purpose of purchasing contracts, originated by WFS, and securitizing such contracts in the asset-backed market and engaging in other asset-backed financing transactions. WFAL2 did not engage in any such activities in 1997.

  WFS Investments, Inc.

     WFS Investments, Inc. ("WFSII") is a wholly-owned, limited purpose subsidiary of WFS. WFSII was incorporated for the purpose of purchasing a limited ownership interest in owner trusts in connection with securitization transactions. WFSII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose.

TRANSACTIONS WITH AFFILIATES

  Senior Note

     The principal amount due under the Senior Note payable to the Bank is $125 million. The Senior Note provides for principal payments of $25 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. Interest payments on the Senior Note are due quarterly, in arrears, calculated at the rate of 7.25% per annum. The Senior Note is not secured. Pursuant to the terms of the Senior Note, WFS agreed that until the Senior Note is paid in full, WFS will not incur any other indebtedness which is senior to the obligations evidenced by the Senior Note except for (i) indebtedness collateralized or secured under the Line of Credit described below and (ii) indebtedness for similar types of warehouse lines of credit.

  Promissory Note

     WFS borrowed $50 million from the bank under the terms of the Promissory Note dated August 1, 1997. The Promissory Note provides for principal payments in two equal annual installments of $25 million per year, commencing on July 31, 2001. Interest payments on the Promissory Note are due quarterly, in arrears, calculated at the rate of 9.42% per annum. Pursuant to the terms of the Promissory Note, WFS may not incur any other indebtedness which is senior to the obligations evidenced by the Promissory Note except for (i) indebtedness under the Senior Note (ii) indebtedness collateralized or secured under the Line of Credit and (iii) indebtedness for similar types of warehouse lines of credit. The Promissory Note had interest expense of $2.0 million for 1997.

  Line of Credit

     The Line of Credit extended by the Bank permits WFS to draw up to $600 million as needed to be used in its operations. WFS does not pay a commitment fee for the Line of Credit. The term of the Line of Credit commenced on May 1, 1995 and terminates on December 31, 1999 except that such term may be extended by WFS for additional periods up to 56 months under certain conditions. When secured, the Line of Credit carries an interest rate equal to the Federal composite commercial paper rate plus 10 basis points, with the margin increasing to 50 basis points to the extent the obligation is not secured. Interest on the amount outstanding under the Line of Credit is paid monthly, in arrears, and is calculated on the average amount outstanding that month. The Bank has the right under the Line of Credit to refuse to permit additional amounts to be drawn on the Line of Credit if, in the Bank's discretion, the amount sought to be drawn will not be used to finance the Company's purchase of contracts or other working capital requirements. At December 31, 1997, no amounts were outstanding on the Line of Credit. The average amount outstanding during 1997 was $107 million.

  Short Term Investments-Parent

     WFS also invests its excess cash at the Bank under an Investment Agreement. The Bank pays WFS an interest rate equal to the Federal composite commercial paper rate on this excess cash. The weighted average interest rate was 5.78% and 5.53% for 1997 and 1996, respectively. The average balance of the excess cash was $30.0 million and the interest income earned was $1.7 million during 1997. At December 31, 1997, WFS held $135 million of excess cash with the Bank under the Investment Agreement.

  WFS Reinvestment Contract

     The Bank has entered into the WFS Reinvestment Contract ("RIC") pursuant to which WFS receives all of the cash flows from the trusts of the securitization transactions undertaken by WFS and the cash in each spread account for such transactions to further invest as WFS determines, including to use in its business activities. Under the terms of the RIC, WFS is obligated to pay to the Bank all sums due from the Bank, when due by the Bank, under the terms of the various reinvestment contracts to which the Bank is a party as to each securitization transaction. The Bank is obligated pursuant to an agreement between the Bank and FSA to provide collateral as a condition of the various reinvestment contracts of the Bank being deemed eligible investments for the trusts' cash flows and the spread account funds. As consideration to the Bank for providing that collateral, WFS pays to the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank. During 1997, WFS paid to the Bank $0.7 million for its use of collateral. Unless earlier terminated, the term of the RIC is perpetual for so long as the RIC constitutes an eligible investment as defined in any agreement related to each of the securitization trusts. During 1997, the average amount outstanding on the RIC was $501 million. At December 31, 1997, the outstanding balance was $612 million.

  Tax Sharing Agreement

     WFS and its subsidiaries (WFAL, WFAL2 and WFSII) are parties to a tax sharing agreement with Westcorp, the Bank and other subsidiaries of Westcorp, pursuant to which a consolidated federal tax return is filed for all of the parties to the agreement. Under the agreement, the tax due by the group is allocated to each member based upon the relative percentage of each member's taxable income to that of all members. Each member pays to Westcorp its estimated share of that tax liability when otherwise due, but in no event may the amount paid exceed the amount of tax which would have been due if a member were to file a separate return. A similar process is used with respect to state income taxes, for those states which permit the filing of a consolidated or combined return. Tax liabilities to states which require the filing of separate tax returns for each company are paid by each company. The term of the tax sharing agreement commenced on the first day of the consolidated return year beginning January 1, 1994 and continues in effect until the parties to the tax sharing agreement agree in writing to terminate it. See "Note K -- Income Taxes" to WFS' Consolidated Financial Statements.

  Management Agreements

     WFS has entered into certain management agreements with the Bank and Westcorp pursuant to which WFS pays its allocated portion of certain costs and expenses incurred by the Bank and Westcorp with respect to services or facilities of the Bank and Westcorp used by WFS or its subsidiaries, including their principal office facilities, field offices of WFS and overhead and employee benefits pertaining to Bank and Westcorp employees who also provide services to WFS or its subsidiaries. Additionally, as part of these management agreements, the Bank and Westcorp have agreed to reimburse WFS for similar costs incurred. The management agreements may be terminated by any party upon 5 days prior written notice without cause, or immediately in the event of the other party's breach of any covenant, obligation, or duty contained in the applicable management agreement or for violation of law, ordinance, statute, rule or regulation governing either party to the applicable management agreement.

     WFS has entered into an agreement with Westran Services Corp ("Westran"), which is a subsidiary of Westcorp, to receive travel related services. WFS believes that the services rendered by Westran are reasonable and representative of what such costs would have been had WFS used an unaffiliated entity for such services.

TRANSACTIONS WITH MANAGEMENT

     WFS leases office space for its Encino, California office from Insurance Company of the West ("ICW"), an affiliate of Mr. Rady, Chairman of WFS, the Bank and Westcorp. The basic annual rent is adjusted annually and includes a portion of direct operating expenses. The Encino lease arrangement expires in 2001. The Company paid $169,148 in rent to ICW in 1997.

     The Kearny Mesa Business Center is landlord to WFS' office in San Diego. Kearny Mesa Business Center is an affiliate of Mr. Rady. The total amount paid in 1997 pursuant to this lease, which expires in 2001, was $47,334.

RELATIONSHIP WITH THE BANK AND ITS AFFILIATES

     In the opinion of the Company, the transactions described herein under the caption "Transactions with Affiliates" have been on terms no less favorable to WFS than could be obtained from unaffiliated parties, notwithstanding that the transactions were not negotiated at arm's length. However, the transactions were approved by the entire Boards of Directors of WFS, the Bank and Westcorp, including all of their respective independent directors. Furthermore, any future transactions with the Bank or affiliated persons will continue to be approved by a majority of disinterested directors of the Company. See "Supervision and Regulation -- Westcorp".

                           SUPERVISION AND REGULATION

THE COMPANY

     The Company is an operating subsidiary of the Bank and a second tier subsidiary of Westcorp. The Company is also licensed in each state in which it operates as a consumer finance lender by a state licensing agency in each such state. As of February 28, 1998, WFS is licensed to do business in 40 states. As such the Company is subject to audit and examination by the applicable state agencies for these states, as well as being subject to examination and supervision by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"), the Federal entity which provides insurance of deposits to the Bank. WFS engages local counsel familiar with the applicable consumer finance and auto finance, licensing and titling laws and regulations of each of the states in which it has offices and from which it purchases contracts to the extent it purchases contracts out of states in which it has no office. At December 31, 1997, and as of the date hereof, WFS believes that it is in compliance with the licensing and operation laws and regulations applicable to each of its offices in these states.

     Numerous federal and state consumer protection laws and regulations impose requirements applicable to the contracts originated and serviced by WFS. Among these enactments are the federal Truth-in-Lending Act, the Federal Trade Commission Act, the Fair Credit Billing Act, The Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act and the California Rees-Levering Act and similar retail installment sales laws and similar laws of other states in which WFS originates contracts. Most of the states in which WFS is originating contracts have statutes or regulations pertaining to the repossession and sale process the Company must follow when seeking to recover on defaulted contracts. Generally, the Company must follow those requirements with precision to ensure its ability to maximize its recovery on a defaulted contract. In addition, some states, such as Texas and Washington, have consumer protection laws which limit the assets WFS may seize in order to recover on any deficiency following repossession and sale of the vehicle which secures a defaulted contract.

     As an operating subsidiary of the Bank, WFS is precluded by regulations of the OTS from engaging in any business activity which the Bank could not itself undertake. All of its current business activities are permitted activities for the Bank. Also, as WFS is an operating subsidiary of the Bank, the Bank is required to retain ownership of at least a majority of the voting stock of WFS. WFS may not engage in any new business activity nor may it acquire a business from a third party, even if such business activities are permitted to the Bank and thereby to WFS, until the Bank has first given notice thereof to the FDIC and to the OTS.

WESTCORP

     Westcorp, by virtue of its ownership of the Bank, is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"). Savings and loan holding companies, their savings association subsidiaries and subsidiaries thereof are extensively regulated under federal laws.

     Under the HOLA, the OTS is permitted to take substantive action when it determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of any particular activity constitutes a serious risk to the financial safety, soundness or stability of that holding company's subsidiary savings association. Specifically, the OTS may, as necessary: (i) limit the payment of dividends by the Bank; (ii) limit transactions between the Bank, Westcorp and the subsidiaries or affiliates of either; and (iii) limit any activities of Westcorp that might create a serious risk that the liabilities of Westcorp and its affiliates may be imposed on the Bank or subsidiaries of the Bank. Any such limits may be issued in the form of regulations, or a directive having the effect of a cease and desist order.

     Savings association subsidiaries of a savings and loan holding company, and subsidiaries of such savings associations, are limited by HOLA in the type of activities and investments in which they may participate if the investment and/or activity involves an affiliate. In general, savings association subsidiaries of a savings and loan holding company, and the subsidiaries of such savings association, are subject to Sections 23A and 23B of the Federal Reserve Act ("FRA") in the same manner and to the same extent as if the savings association or its subsidiary were a member bank of the Federal Reserve System, as well as being subject to similar regulations adopted by the OTS. Section 23A of the FRA puts certain quantitative limitations, based upon a percentage of a bank's capital stock and surplus, on certain transactions between a bank or its subsidiary and an affiliate, including transactions involving (i) loans or extensions of credit to the affiliate; (ii) the purchase of or investment in securities issued by an affiliate; (iii) purchase of certain assets from an affiliate; (iv) the acceptance of securities issued by an affiliate as security for a loan or extension of credit to any person; or (v) the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. The Board of Governors of the Federal Reserve System (the "Board") has revised the definition of capital stock and surplus for purposes of Section 23A to conform that definition to that used by the Board in calculating the limits in Regulation O for insider lending and by the Office of the Comptroller of the Currency ("OCC") in calculating the limit on loans by a national bank to a single borrower. The revised definition will permit subordinated debt that qualifies for inclusion in Tier 2 capital to be included.

     In addition, under Section 23B, transactions between a bank or its subsidiary and an affiliate must meet certain qualitative limitations. Such transactions must be on terms at least as favorable to the bank or its subsidiary as transactions with unaffiliated companies.

     Section 11 of the HOLA also specifically prohibits a savings association subsidiary of the savings and loan holding company, or a subsidiary of that savings association, from making a loan or extension of credit to an affiliate unless that affiliate is engaged only in activities permitted to bank holding companies under Section 4(c) of the Bank Holding Company Act or from purchasing or investing in the securities of any affiliate (other than a subsidiary of the savings association). The OTS regulations, consistent with the provisions of Sections 23A and 23B, exclude transactions between a savings association and its subsidiaries from the limitations of those sections, but those regulations also define certain subsidiaries to be affiliates and subject to the requirements of those sections. At the present time, neither WFS nor any of its subsidiaries are within the definition of an affiliate of the Bank for purposes of those regulations.

THE BANK

     The Bank, as the parent of WFS, is extensively regulated in its activities by the OTS and the FDIC. Were the Bank to become insolvent or otherwise become subject to being placed in conservatorship or receivership by the OTS, the FDIC is required to be appointed as the conservator or receiver of the Bank. As conservator or receiver, the FDIC would not have the authority to treat the assets of WFS as the assets of the Bank, and the assets of WFS would not be subject to the authority of the FDIC as conservator or receiver. However, as conservator or receiver of the Bank, the FDIC, through control of the majority of shares of the Common Stock of WFS, would be permitted to exercise control over those shares to the same extent as the Bank prior to that conservatorship or receivership. In addition, the FDIC as receiver or conservator would have the right to preclude the Bank from making further advances under the Line of Credit.

     An operating subsidiary, such as WFS, is permitted by the applicable regulations of the OTS to only engage in such business activities as the Bank itself is permitted to engage in for its own account. The investments of operating subsidiaries are required to be consolidated with those of its parent Federal savings bank for purposes of determining whether the parent Federal savings bank, on a consolidated basis, is in full compliance with those regulations limiting its activities to a percentage of its total consolidated assets. In that regard, the Bank is permitted by the HOLA to invest up to 35% of its consolidated assets in consumer loans, commercial paper and qualifying corporate debt instruments; provided however, that all consumer loans in excess of 30% of the Bank's consolidated assets must be made directly to the consumer. Accordingly, not more than 30% of the Bank's consolidated assets may be invested in contracts purchased from new and used car Dealers. At December 31, 1997 WFS held $216 million of contracts, which represents 6.2% of the Bank's consolidated assets, purchased from Dealers and was purchasing contracts at the average rate of $190 million per month for the year then ended. However, WFS also securitized $2.2 billion of such contracts in 1997, and intends to regularly securitize contracts purchased from Dealers to insure that the Bank will remain in compliance with this regulatory limitation on its consolidated activities.

     In addition, the regulations governing operating subsidiaries also require that operating subsidiaries be subject to examination and supervision by the OTS to the same extent as their parent Federal savings bank. The OTS may, following such an examination, direct the parent savings association to take remedial action to cure any violation of law, regulation or OTS policy, including disposing of all or part of the subsidiary. In addition, the OTS may at any time limit a savings association's investment in an operating subsidiary, limit any operating subsidiary's activities or refuse to permit activities, for supervisory, legal or safety and soundness reasons. WFS is not aware of any actions it has taken or is planning to take which it believes would be deemed by the OTS to be unsafe or unsound.

COMPETITION

     The auto finance business is highly competitive. With the successful implementation of its business strategies, the Company believes it is competitive with other auto finance providers. WFS strives to consistently apply established and time proven underwriting standards, thus providing new and used car Dealers a dependable source of auto financing for contracts falling within the full spectrum of prime and non-prime credit quality contracts. WFS then securitizes contracts to lock in excess spread and enhance liquidity.

     Strong competition in the purchase of contracts is provided by Chrysler Credit, GMAC, Ford Credit and other captive auto finance companies, commercial banks, other consumer auto finance companies and credit unions. WFS competes for the purchase of contracts on the basis of price and the level of service provided to the Dealers. The entity financing a Dealer's inventory is ordinarily that Dealer's primary source of financing for auto sales. WFS does not finance Dealers' inventories. WFS depends on its share of a particular Dealer's contracts through the Company's strong personal relationship with that Dealer. That relationship is fostered by the promptness with which WFS can process and approve an application submitted by a Dealer and by the Company's expressed willingness to work with its network of Dealers and its flexibility in programs offered.

     WFS must also compete with Dealer interest rate subsidy programs offered by the captive auto finance companies. However, frequently those programs are limited to certain models or to certain loan terms which may not be attractive to many new auto purchasers. WFS is more flexible in that it may offer longer terms or be willing to accept a lower down payment than the captive auto finance companies require.

     The competition for contracts available within the prime and non-prime credit quality contract spectrum is more intense when the rate of sales of autos declines. While WFS has experienced consistent growth for five years, it can give no assurance that it will be able to continue to do so. While auto leasing has increased significantly in recent years, WFS has no present intention of offering leases. WFS believes that many of such leases are for relatively short terms of two or three years; therefore, the number of used auto contracts available will continue to increase as these leases terminate. WFS believes that this will continue to provide opportunities to purchase used auto contracts.

EMPLOYEES

     At December 31, 1997, WFS had 1,936 full-time and 26 part-time employees. None of these employees is represented by a collective bargaining unit or union, and WFS and its subsidiaries believe they have good relations with their personnel.

FORWARD LOOKING STATEMENTS

     The preceding Business section contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for these types of statements. This Annual Report on Form 10-K contains forward-looking statements which reflect WFS' current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The forward-looking terminology such as "believe", "expect", "design", "anticipate", "intend", "may", "will", "should", "estimate", "continue" and/or the negative thereof or other comparable expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. WFS undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for auto contracts, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by the consumer and demographics of WFS' lending markets; (2) continued dealer relationships; (3) fluctuations between auto interest rates and the cost of funds; (4) federal and state regulation of WFS' auto lending operations; (5) competition within the auto lending industry; (6) the availability and cost of securitization transactions and (7) the impact of the restructuring to WFS' operations.

ITEM 2. PROPERTIES

     At December 31, 1997, WFS was in the process of constructing a building in Dallas, Texas. Additionally, WFS leased 164 properties at various locations in numerous states.

     The executive offices of WFS are located at 23 Pasteur, Irvine, California and are leased from the Bank. The remaining leased properties are used as production offices. At December 31, 1997, the net book value of leasehold improvements was approximately $1.8 million. WFS leases space at two locations from companies controlled by the Chairman of the Company. For further information see "Transactions with Management".

ITEM 3. LEGAL PROCEEDINGS

     WFS is involved as a party in certain legal proceedings incidental to its business. Management of WFS believes that the outcome of such proceedings will not have a material effect upon its business or combined financial condition. See "Note G -- Commitments and Contingencies" to WFS' Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE BY QUARTER

     The common stock of WFS Financial Inc has been publicly traded since August 8, 1995 on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") identified by the symbol, WFSI. The following table illustrates the high and low sale prices by quarter in 1997 and 1996, as reported by NASDAQ, which prices are believed to represent actual transactions.

                                                1997                1996
                                          ----------------    ----------------
                                           HIGH      LOW       HIGH      LOW
                                          ------    ------    ------    ------
First Quarter...........................  $23.25    $10.75    $17.84    $14.55
Second Quarter..........................   16.75      8.69     20.69     16.81
Third Quarter...........................   22.50     16.31     22.50     17.39
Fourth Quarter..........................   22.13      8.63     24.75     19.38

     There were approximately 790 shareholders of WFS Financial Inc common stock at December 31, 1997. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

DIVIDENDS

     WFS did not have public shareholders prior to August 8, 1995 and has not declared or paid cash dividends to the Bank as its parent corporation since 1989. WFS has no current plan to declare or pay any dividends on its Common Stock. WFS is not currently under any regulatory or contractual limitation on its ability to declare or pay any dividends. WFS declared a 10% stock dividend in 1996. There is no assurance that WFS will declare or pay any dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

     The balance sheet data at December 31, 1997, 1996, 1995, 1994 and 1993, and statement of operations data for all years have been derived from the Company's audited consolidated financial statements. The operating data and servicing data have been derived from other unaudited financial information of the Company. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1997         1996         1995       1994(1)      1993(1)
                                       ----------   ----------   ----------   ----------   ----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Servicing income...................  $  137,753   $  111,969   $   71,824   $   67,683   $   46,546
  Net interest income................      52,657       53,533       44,248       24,104       21,308
  Gain on sale of contracts..........      39,399       41,518       18,856        1,321        9,685
                                       ----------   ----------   ----------   ----------   ----------
          Total revenues.............     229,809      207,020      134,928       93,108       77,539
  Provision for credit losses........       8,248       10,275        6,483        8,037        4,669
  Operating expenses.................     167,418      130,325       77,315       52,627       41,970
                                       ----------   ----------   ----------   ----------   ----------
          Total expenses.............     175,666      140,600       83,798       60,664       46,639
                                       ----------   ----------   ----------   ----------   ----------
  Income before income taxes.........      54,143       66,420       51,130       32,444       30,900
  Income taxes.......................      22,829       27,779       20,963       13,951       13,287
                                       ----------   ----------   ----------   ----------   ----------
  Net income.........................  $   31,314   $   38,641   $   30,167   $   18,493   $   17,613
                                       ==========   ==========   ==========   ==========   ==========
  Net income per common share(3) --
     Diluted.........................  $     1.22   $     1.50   $     1.33   $     0.90
                                       ==========   ==========   ==========   ==========
OPERATING DATA:
  Prime contract purchases...........  $1,245,027   $1,129,314   $  936,429   $  848,486   $  621,951
  Non-prime contract purchases.......   1,040,252      992,375      591,220      328,545      198,267
                                       ----------   ----------   ----------   ----------   ----------
          Total contract purchases...  $2,285,279   $2,121,689   $1,527,649   $1,177,031   $  820,218
                                       ==========   ==========   ==========   ==========   ==========
  Contract securitizations...........  $2,190,000   $2,090,000   $1,480,000   $  842,000   $  777,500
  Number of states in which contracts
     were purchased..................          37           31           16            7            4
  Number of dealers from which
     contracts were acquired.........      11,978        9,372        6,247        4,491        3,470
SERVICING DATA:
  Servicing portfolio at end of
     period..........................  $3,680,817   $3,046,585   $2,209,594   $1,633,177   $1,233,732
  Average servicing portfolio during
     the period......................   3,383,570    2,627,622    1,886,359    1,438,582    1,132,538
  Delinquencies as a percentage of
     amount of contracts outstanding
     at end of period (2)............        2.20%        1.80%        1.24%        0.74%        0.65%
  Net chargeoffs as a percentage of
     the average amount of contracts
     outstanding during the period
     (2).............................        3.02%        2.30%        1.61%        1.09%        1.53%

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                                1997        1996         1995      1994(1)    1993(1)
                                              --------   ----------   ----------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Contracts receivable, net.................  $229,338    $231,942     $316,036    $426,467   $223,199
  Total assets..............................   878,160     675,572      583,588     547,961    329,271
  Notes payable.............................   175,000     125,000      125,000          --         --
  Bonds payable.............................        --          --           --          --     22,074
  Intercompany advances.....................        --          --           --     320,792    120,407

---------------

(1) The data presented reflect the combined operations of both the auto finance division of the Bank and its wholly-owned operating subsidiaries, WFS, WFAL and WFAL2. See "Note A -- Summary of Significant Accounting Policies" to WFS' Consolidated Financial Statements.

(2) Includes delinquency and loss information relating to contracts that were sold, but which were originated and serviced by WFS. See
    "Business -- Maintain Solid Asset Quality".

(3) Restated to reflect a 10% stock dividend in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The primary sources of revenue for WFS are servicing income, net interest income and gain on sale of contracts. During 1997, WFS purchased $2.3 billion of contracts compared to $2.1 billion in 1996, an increase of 7.7%. After purchasing contracts, WFS generally securitizes its contracts and earns servicing income. Servicing income is primarily generated following the securitization of contracts purchased by WFS and consists of: (i) contractual servicing fees, (ii) retained interest income and (iii) other fee income such as late charges and documentation fees which are earned regardless of whether or not a securitization has occurred. Contractual servicing is the servicing fee contractually due from a trust for servicing contracts which have been securitized. Retained interest is the cash flow derived from the excess spread remaining on contracts sold after contractual servicing fees have been paid. Late charges, deferment fees, documentation fees and other fees are also collected on contracts serviced and are retained by the Company. While contracts are held on balance sheet, WFS earns net interest income. Net interest income is the difference between the interest earned on contracts not yet sold in securitization transactions and the interest paid on the liabilities used to fund such contracts. Gain on sale of contracts is recognized based on the estimated present value of the estimated future earnings to be received from the excess spread on securitized contracts at the time of sale.

     The Company's securitization transactions involved the sale of contracts to a trust in exchange for asset-backed securities issued by the trust which WFS sells to investors. See "Business -- Hedging and Securitization." WFS continues to service the contracts following their securitization and receives a contractual servicing fee for such activities. In connection with the securitization of contracts, WFS retains the right to receive excess spread which is equal to the difference between the stated interest rate on the contracts securitized and the interest rate on the asset-backed securities, before adjustments for credit losses, administrative expenses and contractual servicing fees. WFS securitized $2.2 billion, $2.1 billion and $1.5 billion of contracts during 1997, 1996 and 1995, respectively.

     The following table lists each of the Company's outstanding securitization transactions. Each of these transactions was rated AAA by S&P, and Aaa by Moody's, their respective highest ratings. All earlier securitization transactions were timely paid off in full prior to December 31, 1997.

                                                                   REMAINING                      ORIGINAL
                                                    REMAINING     BALANCE AS A                    WEIGHTED
                                                    BALANCE AT     PERCENT OF     ORIGINAL        AVERAGE       GROSS INTEREST
 ISSUE                                 ORIGINAL    DECEMBER 31,     ORIGINAL      WEIGHTED     SECURITIZATION    RATE SPREAD
NUMBER           CLOSE DATE            BALANCE         1997         BALANCE      AVERAGE APR        RATE             (1)
-------          ----------           ----------   ------------   ------------   -----------   --------------   --------------
                                                    (DOLLARS IN THOUSANDS)
1993-1   March, 1993                  $  250,000    $    1,046        0.42%         13.90%          4.45%            9.45%
1993-2   June, 1993                      175,000         2,882        1.65%         13.90%          4.70%            9.20%
1993-3   September, 1993                 187,500         5,906        3.15%         13.77%          4.25%            9.52%
1993-4   December, 1993                  165,000         8,119        4.92%         13.97%          4.60%            9.37%
1994-1   March, 1994                     200,000        12,696        6.35%         12.90%          5.10%            7.80%
1994-2   June, 1994                      230,000        19,901        8.65%         13.67%          6.38%            7.29%
1994-3   August, 1994                    200,000        25,054       12.53%         14.04%          6.65%            7.39%
1994-4   October, 1994                   212,000        30,618       14.44%         14.59%          7.10%            7.49%
1995-1   January, 1995                   190,000        31,302       16.47%         15.58%          8.05%            7.53%
1995-2   April, 1995                     190,000        36,933       19.44%         15.71%          7.10%            8.61%
1995-3   June, 1995                      300,000        68,842       22.95%         16.36%          6.05%           10.31%
1995-4   September, 1995                 375,000       113,834       30.36%         15.05%          6.20%            8.85%
1995-5   December, 1995                  425,000       150,452       35.40%         15.04%          5.88%            9.17%
1996-A   March, 1996                     485,000       195,614       40.33%         15.35%          6.13%            9.22%
1996-B   June, 1996                      525,000       251,264       47.86%         15.46%          6.75%            8.71%
1996-C   September, 1996                 535,000       298,196       55.74%         15.74%          6.66%            9.08%
1996-D   December, 1996                  545,000       342,896       62.92%         15.83%          6.17%            9.66%
1997-A   March, 1997                     500,000       356,137       71.23%         15.43%          6.60%            8.83%
1997-B   June, 1997                      590,000       474,865       80.49%         15.33%          6.37%            8.96%
1997-C   September, 1997                 600,000       538,857       89.81%         15.36%          6.17%            9.19%
1997-D   December, 1997                  500,000       484,176       96.84%         15.43%          6.34%            9.09%
                                      ----------    ----------
         Total                        $7,379,500    $3,449,590
                                      ==========    ==========

---------------

(1) Represents the difference between the original weighted average annual percentage rate ("APR") and the weighted average securitization rate at the close date.

     WFS computes a gain on sale with respect to contracts securitized based on the present value of the estimated future excess earnings to be received from such contracts using a market discount rate. Gain on sale is recorded as retained interest in securitized assets on the balance sheet and is amortized against servicing income over the life of the contracts. The gain recorded in the income statement is adjusted for prepaid dealer participations, issuance costs and the effect of hedging activities. See "Note A -- Summary of Significant Accounting Policies" to WFS' Consolidated Financial Statements.

RESULTS OF OPERATIONS

  Servicing Income

     Servicing income increased to $138 million during 1997 compared to $112 million during 1996 and $71.8 million during 1995, representing increases of 23% and 56%, respectively. The increase in servicing income is the result of an increase in contracts serviced by WFS.

     Contractual servicing is earned at a rate of 1.0% per annum on the outstanding balance of contracts securitized and is consistent with industry standards. Retained interest income is dependent upon the average excess spread on the contracts sold and the performance of the contracts. Servicing fee income is related to the size of the serviced portfolio. During the past three years, WFS increased its average serviced portfolio to $3.4 billion in 1997 from $2.6 billion and $1.9 billion in 1996 and 1995, respectively. Other fee income, consisting primarily of documentation fees, late charges and deferment fees, increased to $37.1 million during

1997 compared to $32.3 million and $21.3 million in 1996 and 1995, respectively, representing increases of 15% and 52%, respectively. These increases in other fee income are related to the increase in the number of contracts purchased and serviced.

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                    1997        1996        1995
                                                  ---------   ---------   --------
                                                       (DOLLARS IN THOUSANDS)
Retained interest income........................  $ 69,844    $ 55,219    $34,165
Contractual servicing income....................    30,803      24,404     16,313
Other fee income................................    37,106      32,346     21,346
                                                  --------    --------    -------
          Total servicing income................  $137,753    $111,969    $71,824
                                                  ========    ========    =======

     Servicing income may be impacted by changes in the amount of losses and amount and timing of prepayments. Increased credit losses reduce the amount of retained interest income earned by WFS, although the extent of such losses is dependent upon the timing as well as the amount of the increases of such losses, if any. Furthermore, changes in the amount and timing of prepayments may also affect the amount and timing of retained interest income. The Company believes that prepayments have not historically been affected by changes in interest rates or general economic conditions. Increased competition may also affect the amount of other fee income that WFS may earn when originating or servicing contracts.

     WFS has completed 40 securitization transactions to date since its first transaction in December 1985. Eleven of these transactions were on balance sheet collateralized bond offerings and the remaining 29 were off balance sheet trusts. Nineteen transactions have been paid in full and all were paid on or before their contractual maturity dates.

  Net Interest Income

     Net interest income is the difference between the rate earned on contracts held on balance sheet and the interest costs associated with the Company's borrowings. Net interest income totaled $52.7 million in 1997 compared to $53.5 million and $44.2 million in 1996 and 1995, respectively. The following table shows the average rate earned on contracts and the average rate paid on borrowings, consisting primarily of advances from the Bank, together with the corresponding net interest rate spread for years ended 1997, 1996 and 1995.

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                      -----------------------
                                                      1997     1996     1995
                                                      -----    -----    -----
Yield on contracts..................................  13.81%   14.83%   14.05%
Cost of borrowings..................................   8.16     6.44     6.30
                                                      -----    -----    -----
Net interest rate spread............................   5.65%    8.39%    7.75%
                                                      =====    =====    =====

     The decline in the net interest rate spread in 1997 was primarily due to the promissory note of $50 million which was entered into in 1997. See "Note F -- Intercompany Agreements" to WFS' Consolidated Financial Statements.

     As WFS securitizes its on balance sheet contracts, revenue previously recognized as net interest income will, upon such securitization, be recognized as servicing income. Prior to securitizing contracts, WFS earns interest income on its contracts, pays interest expense to fund the contracts and absorbs any credit losses. After securitization, the net cash flows are recorded as servicing income. To protect against changes in interest rates, WFS hedges contracts prior to their securitization with forward agreements. The gain or loss on these forward agreements is deferred and included as part of the basis of the underlying contracts and recognized when the contracts are securitized. See "Capital Resources and Liquidity."

     The Company's primary source of borrowings has been advances from its parent. These advances were provided on an as-needed basis at a weighted average rate equal to 8.16% in 1997, 6.44% in 1996 and 6.30% in 1995. For 1997, 1996 and
1995, the cost of borrowings represents the average combined rate of the Senior

Note, Promissory Note and the Line of Credit. See "Capital Resources and Liquidity" and "Transactions with Affiliates."

  Gain on Sale of Contracts

     WFS recorded gain on sale of contracts of $39.4 million, $41.5 million and $18.9 million in 1997, 1996 and 1995, respectively. Gain on sale of contracts has fluctuated as a result of changes in the gross interest rate spread of contracts securitized (see the table under "Overview"), the amount of dealer participation paid, changes in credit loss assumptions, and the effect of hedging activities. Gross interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuation are substantially reduced through hedging activities.

  Provision for Credit Losses

     The Company maintains an allowance for credit losses to cover anticipated losses on the contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the contracts held on balance sheet or by the reduction of contracts held on balance sheet. The level of the allowance is determined based principally on the outstanding balance of contracts held on balance sheet, pending sales of contracts and historical loss trends. When WFS sells contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculation of gain on sale. WFS believes that the allowance for credit losses is currently adequate to absorb potential losses in the owned portfolio. See "Note A -- Summary of Significant Accounting Policies" to WFS' Consolidated Financial Statements.

     During 1997, the provision for credit losses totaled $8.2 million compared to $10.3 million and $6.5 million in 1996 and 1995, respectively. The decrease in provision for credit losses in 1997 was due to lower loss experience contracts, and fewer loans held on balance sheet, which thereby resulted in a decrease in the level of allowance for credit losses.

  Operating Expenses

     Operating expenses consist of salaries and employee benefits, occupancy expense, credit and collections expense, telephone expense and other miscellaneous costs. Over the past three years, these expenses have increased as WFS' operations have expanded. At the end of 1994, WFS operated in seven states. Since 1994, WFS has expanded its operations to include thirty seven states. As the servicing portfolio increases, costs related to credit, collection, telephone and other related expenses increase as well.

     Total operating expenses in 1997 were $167 million, up 28% from $130 million in 1996. Total operating expenses in 1996 increased 69% from $77.3 million in 1995. The increases in total operating expenses are primarily attributable to WFS' increased originations, servicing portfolio and geographic presence. Salaries and employee benefits expense increased to $95.7 million in 1997 from $71.9 million and $43.4 million in 1996 and 1995, respectively. This increase is largely due to an increase in the number of employees necessary to originate and service the increased number of contracts purchased. As a result of expanded operations, occupancy expense, increased to $12.7 million in 1997 from $7.6 million and $4.6 million in 1996 and 1995, respectively.

     Other operating expenses include credit and collections costs, telephone and miscellaneous other expenses. Credit and collections expense increased to $14.5 million in 1997 compared to $9.1 million and $5.6 million in 1996 and 1995, respectively. Telephone expense totaled $7.8 million in 1997 compared to $4.3 million in 1996 and $2.2 million in 1995. Miscellaneous expenses, which include travel, marketing, stationery, supplies, postage, legal and professional fees and other ancillary costs, totaled to $36.7 million in 1997 compared to $37.5 million and $21.4 million for 1996 and 1995, respectively.

     The Company announced a restructuring plan on February 10, 1998 which consolidated offices and reduced staff. In the first quarter, the Company consolidated 15 prime lending dealer centers and 44 non-prime lending branch offices in the western United States into 12 regional business centers and 15 satellite offices.

Each location will buy the full spectrum of prime and non-prime credit from Dealers through a single sales and marketing approach which will provide enhanced service and is expected to increase volume. As a result, 150 positions were eliminated. The restructuring plan will result in a one-time pre-tax accounting charge for the first quarter ended March 31, 1998 of approximately $9.0 million or $0.20 per diluted share. The plan, once fully implemented, is expected to save up to $12.0 million or $0.27 per diluted share annually in expenses.

     WFS pays a monthly management fee to the Bank and Westcorp which covers various expenses, including accounting, legal, tax, cash management, purchasing and auditing services. Additionally, the Bank and Westcorp pay fees to WFS for information services. The management fee is based upon the actual costs incurred and estimates of actual usage. WFS believes that the management fee approximates the cost to perform these services on its own behalf or to acquire them from third parties. WFS has the option, under the management agreements, to procure these services on its own should it be more economically beneficial to WFS to do so. See "Transactions with Affiliates -- Management Agreements".

  Income Taxes

     WFS files federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp, the holding company parent of the Bank. Other state tax returns are filed by WFS as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for WFS was 42% for 1997 compared to 42% and 41% for 1996 and 1995, respectively. See "Transactions with
Affiliates -- Tax Sharing Agreement".

FINANCIAL CONDITION

  Contracts Receivable and Contracts Held for Sale

     WFS holds a portfolio of contracts on balance sheet for investment that totaled $52.6 million at December 31, 1997 and $53.3 million at December 31, 1996. Contracts held for sale totaled $184 million at December 31, 1997 compared to $186 million at December 31, 1996. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of contracts. WFS completed securitization transactions of $2.2 billion during 1997. WFS plans to continue to securitize contracts on a regular basis. See "Note A -- Summary of Significant Accounting Policies" to WFS' Consolidated Financial Statements.

  Amounts Due From Trusts

     The excess cash flow generated by contracts sold to trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, WFS advances additional monies to initially fund these spread accounts. These funds, as well as the excess spread, are paid to WFS after the spread accounts reach a predetermined funding level. Amounts due from trusts represent funds due to WFS not yet disbursed from the spread accounts. The amounts due from trusts at December 31, 1997 was $295 million compared with $191 million at December 31, 1996. The increase is a result of the increase in total contracts securitized and outstanding.

  Retained Interest in Securitized Assets

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 requires that, following a transfer of financial assets, the transferor recognizes the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished. For securitization transactions, SFAS 125 defines two separate financial assets retained at the time of securitization, a retained interest in securitized assets, which represents the excess spread created from securitization, and a servicing rights asset which represents the benefit derived from retaining the rights to service the contracts securitized. Previous accounting guidance did not separately distinguish these rights.

     Retained interests in securitized assets ("RISA") capitalized upon securitization of contracts represent the present value of the estimated future earnings to be received by WFS from the excess spread created in securitization transactions. Excess spread is the difference between the coupon rate of the contracts sold and the interest rate paid to the investors less contractually specified servicing and guarantor fees.

     Prepayment and credit loss assumptions are utilized to project future excess spread and are based upon historical experience. Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of asset impairment. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the contracts.

     Future earnings are discounted at a rate management believes to be representative of the market at the time of securitization. The balance of the RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. Similar to available for sale securities, RISAs are marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of shareholders' equity as an unrealized gain or loss, net of applicable taxes.

     WFS retains the rights to service all contracts it securitizes. Consumer servicing rights assets ("CSRA") represent the present value of the estimated future earnings to be received from servicing securitized contracts. These earnings are calculated by estimating future servicing revenues, including contractually specified servicing fees, late charges, other ancillary income, and float benefit and netting them against the actual cost to service contracts. WFS has not capitalized any servicing rights as of December 31, 1997.

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                 ---------------------------------
                                                   1997        1996        1995
                                                 ---------   ---------   ---------
                                                      (DOLLARS IN THOUSANDS)
Beginning balance..............................  $121,597    $ 78,045    $ 43,426
Additions......................................   112,230     104,071      78,506
Amortization...................................   (53,421)    (60,519)    (43,887)
Change in unrealized gain on securities
  available for sale...........................       771          --          --
                                                 --------    --------    --------
Ending balance.................................  $181,177    $121,597    $ 78,045
                                                 ========    ========    ========

     In initially valuing the RISA, WFS establishes an off balance sheet allowance for expected future credit losses. The allowance is based upon historical experience and management's estimate of future performance regarding credit losses and includes an unallocated amount to reduce the likelihood of impairment of the RISA. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior expectations.

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

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
                                                              (DOLLARS IN
                                                               THOUSANDS)
Estimated net undiscounted cash flows.......................   $  438,190
Off balance sheet allowance for losses......................     (236,796)
Discount to present value...................................      (20,217)
                                                               ----------
Retained interest in securitized assets.....................   $  181,177
                                                               ==========
Outstanding balance of contracts sold through
  securitizations...........................................   $3,449,590
Off balance sheet allowance for losses as a percent of
  contracts sold through securitizations....................         6.86%

     WFS believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio. Had SFAS 125 been in effect at December 31, 1996, the off balance sheet allowance for losses as a percent of contracts sold through securitizations would have been 8.03%.

  Asset Quality

     Servicing income is affected by the quality of the underlying contracts purchased and securitized by WFS. Servicing contracts includes managing delinquent contracts, repossessing and selling autos, securing defaulted contracts and recovering deficiency balances. At December 31, 1997, delinquencies for the serviced portfolio was 2.20% based on the dollar amount of contracts outstanding compared to 1.80% and 1.24% at December 31, 1996 and 1995. Net chargeoffs on average contracts outstanding during the period totaled 3.02% at December 31, 1997 compared to 2.30% and 1.61% at December 31, 1996 and 1995, respectively. WFS believes the increase is primarily due to a shift in product mix from prime to non-prime contracts. Other factors that management believes have also affected losses include increased competition and increased personal bankruptcies. See "Business -- Maintain Solid Asset Quality".

CAPITAL RESOURCES AND LIQUIDITY

     WFS requires substantial capital resources to support its business. The primary cash requirements related to operating activities include (i) amounts needed to purchase contracts, (ii) dealer participation, (iii) securitization costs including spread account advances, and (iv) interest advances to trusts. WFS also uses significant amounts of cash for operating. Sources of cash available to WFS include contract securitizations, borrowings under the Line of Credit and Notes payable and collections of principal and interest from contracts. These sources provide capital to fund the purchase of contracts. It is anticipated that the purchase of contracts will continue to be the major use of cash for WFS.

PRINCIPAL USES OF CASH

  Purchase of Contracts

     The most significant cash flow requirement is for the purchase of contracts. WFS primarily uses the Line of Credit to fund its purchase of contracts from Dealers and consumers, which are held for sale until securitized. WFS purchased $2.3 billion of contracts during 1997 compared to $2.1 billion in 1996 and $1.5 billion in 1995.

  Dealer Participation

     Consistent with industry practice, WFS pays an up-front dealer participation to the originating Dealer for each contract purchased. Participation paid by the Company to dealers during 1997 was $68.0 million compared to $68.6 million in 1996 and $49.6 million in 1995.

  Contract Securitizations

     WFS is required to fund spread accounts related to contract securitizations. At the time a securitization transaction closes, WFS advances monies to initially fund these spread accounts. These spread accounts are fully funded by the Company foregoing receipt of excess cash flow until these spread accounts reach predetermined levels. Amounts due from trusts represent funds due to WFS which have not yet been disbursed from the spread accounts. The amounts due from trusts at December 31, 1997, including initial advances not yet returned, was $295 million compared to $191 million at December 31, 1996.

  Advances Due to Servicer

     As the servicer of contracts sold in securitizations, WFS periodically makes advances to the securitization trusts to provide for temporary delays in the receipt of required payments by borrowers in accordance with servicing agreements. WFS receives reimbursement of these advances through payments from the obligor on the contracts or from the trustee at the time a contract liquidates.

PRINCIPAL SOURCES OF CASH

  Contract Securitizations

     The primary source of funds for WFS is the securitization of contracts. WFS has regularly securitized contracts through underwritten public sales of AAA/Aaa rated securities since 1986. Although the underlying interest costs associated with securitizations fluctuate, they are primarily market driven and not necessarily related to the operations of WFS. WFS expects to continue to utilize securitization transactions as part of its liquidity strategy, although no assurance can be given due to changing market conditions.

  Intercompany Line of Credit

     WFS uses the Line of Credit primarily to fund its purchase of contracts from Dealers and from consumers, which are held for sale until securitized. WFS does not pay a commitment fee to the Bank for the Line of Credit. When WFS consummates a securitization, it uses the proceeds to pay down its warehouse line with the Bank, making the warehouse line available to purchase new contracts. The rate of interest on the line is based upon a margin over the federal composite commercial paper rate, with the margin increasing from 10 to 50 basis points to the extent the borrowings are not secured. WFS has the option of determining whether and to what extent the line will be secured. For 1997, the warehouse line was secured. It is anticipated that the line will generally be paid down following each securitization transaction, although WFS is not required to do so. WFS believes that the cost of the warehouse line with the Bank approximates the cost of warehouse lines from third parties. See
"Business -- Transactions with Affiliates".

  Senior Note and Promissory Note

     WFS' also receives long-term financing from the Bank under the terms of its $125 million Senior Note and its $50 million Promissory Note. The Senior Note is unsecured and has a fixed interest rate of 7.25% and a final maturity in 2003. The Promissory Note is unsecured and has a fixed rate of 9.42% and a final maturity in 2002.

  Reinvestment Contract

     WFS receives principal and interest collections from contracts securitized. WFS may use these collections without limitations in its operations until payments are due to investors as long as they are deposited into a RIC at the Bank. See "Business -- Transactions with Affiliates".

     These financing sources are expected to provide adequate funding of the Company's operations. The Company believes that its sources of liquidity are sufficient to meet its long and short term cash requirements.

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

     The Company's hedging strategy includes the use of two-year Treasury securities forward agreements. These agreements are entered into by the Company in numbers and amounts which generally correspond to the principal amount of the securitization transactions. The market value of these forward agreements responds inversely to the market value changes of the underlying contracts. Because of this inverse relationship, WFS can effectively lock in its gross interest rate spread at the time of the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts. WFS uses only highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. See "Note M -- Financial Instrument Agreements" to WFS' Consolidated Financial Statements.

     Management monitors the Company's hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The amount and timing of hedging transactions are determined by senior management of WFS based upon the monitoring activities of the Company. WFS hedges substantially all of its contracts pending securitization either through outside parties or affiliated entities.

YEAR 2000

     Many computer systems process transactions based on two digits representing the year of transaction (i.e., "97" for 1997), rather than the full four digits. These computer systems may not operate properly when the last two digits become "00", as will occur on January 1, 2000. In some cases a date after December 31, 1999 will cause a computer to stop operating, while in other cases incorrect output may result. This could affect a wide variety of automated information systems, such as mainframe applications, personal computers, communications systems, and other information systems utilized by the Company.

     WFS initiated the process of preparing its computer systems and applications for the year 2000 in July 1997. This process involves modifying or replacing certain hardware and software maintained by the Company as well as communicating with external service providers to ensure that they are taking the appropriate action to remedy their year 2000 issues. Management expects to have modified substantially all of the systems and applications by the end of 1998 and completed testing by the third quarter of 1999 and believes its level of preparedness is appropriate.

     Based on currently available information, management does not anticipate that the cost to address the Year 2000 issues will have a material adverse impact on the Company's financial condition, results of operations or cash flows.

EFFECT OF INFLATION AND CHANGING PRICES

     Unlike many industrial companies, substantially all of the assets and liabilities of WFS are monetary in nature. As a result, interest rates have a more significant effect on WFS' performance than the general level of inflation. See "Asset/Liability Management".

CURRENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", ("SFAS 125") was issued by the Financial Accounting Standards Board in June 1996. SFAS 125 established standards for the recognition and measurement of transactions involving transfers of financial assets. SFAS 125 adopts a financial components approach which, after a transfer of financial assets, requires recognition of assets which continue to be controlled by the transferor and derecognition of assets for which control has been surrendered. The provisions of SFAS 125 were adopted by the Company prospectively for transactions occurring after January 1, 1997.

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128") was issued by the Financial Accounting Standards Board in February 1997 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires WFS to change the method currently used to compute earnings per share ("EPS") and to restate all prior periods. Primary and Fully Diluted EPS calculations were replaced with Basic and Diluted EPS calculations, respectively. The impact of SFAS 128 on the calculation of Basic and Diluted EPS calculations was not material.

FORWARD-LOOKING STATEMENTS

     The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for these types of statements. This Annual Report on Form 10-K contains forward-looking statements which reflect WFS' current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The forward-looking terminology such as "believe", "expect", "design", "anticipate", "intend", "may", "will", "should", "estimate", "continue" and/or the negative thereof or other comparable expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. WFS undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for auto contracts, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by the consumer and demographics of WFS' lending markets; (2) continued dealer relationships; (3) fluctuations between auto interest rates and the cost of funds; (4) federal and state regulation of the WFS' auto lending operations; (5) competition within the auto lending industry; (6) the availability and cost of securitization transactions and (7) the impact of the restructuring to WFS' operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     WFS Consolidated Financial Statements begin on page F-3 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Certain information required by Part III is omitted from this report, as WFS will file a definitive proxy statement (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its Annual Meeting of Stockholders to be held April 29, 1998 and the information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors appears under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers appears under the caption "Executive Officers Who Are Not Directors" in the Proxy Statement and is incorporated herein by reference. Information regarding Section 16(a) Beneficial Ownership Reporting Compliance appears under that caption in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation appears under the caption "Executive Compensation Summary" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management appears under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions appears under the caption "Item 1. Business -- Transactions with Affiliates".

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

        (1) FINANCIAL STATEMENTS

           The following consolidated financial statements and report of independent auditors of WFS Financial Inc and Subsidiaries are included in this Report commencing on page F-2.

           Report of Independent Auditors

           Consolidated Statements of Financial Condition at the years ended December 31, 1997 and 1996.

           Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995.

           Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996, and 1995.

           Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

           Notes to Consolidated Financial Statements

        (2)FINANCIAL STATEMENT SCHEDULES

           Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in WFS' consolidated financial statements or related notes.

        (3) EXHIBITS

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
    1         Underwriting Agreement(1)
    3.1       Articles of Incorporation(1)
    3.2       Bylaws(1)
    4         Specimen WFS Financial Inc Common Stock Certificate(5)
   10.1       Westcorp Incentive Stock Option Plan(2)
   10.2       Westcorp, Inc. Employee Stock Ownership and Salary Savings
              Plan(3)
   10.3       Westcorp 1991 Stock Option Plan(4)
   10.4       1985 Executive Deferral Plan(1)
   10.5       1988 Executive Deferral Plan II(1)
   10.6       1992 Executive Deferral Plan III(1)
   10.7       Transfer Agreement between WFS Financial Inc and Western
              Financial Bank, F.S.B., dated May 1, 1995(1)
   10.8       Promissory Note of WFS Financial Inc in favor of Western
              Financial Bank, F.S.B., dated May 1, 1995(1)
   10.9       Line of Credit Agreement between WFS Financial Inc and
              Western Financial Bank, F.S.B., dated May 1, 1995(1)
   10.10      Tax Sharing Agreement between WFS Financial Inc and Western
              Financial Bank, F.S.B., dated January 1, 1994(1)
   10.11      Master Reinvestment Contract between WFS Financial Inc and
              Western Financial Bank, F.S.B., dated May 1, 1995(1)
   10.12      Management Agreement between WFS Financial Inc and Western
              Financial Bank, F.S.B., dated May 1, 1995(1)
   10.13      Management Agreement among WFS Financial Inc, Western
              Financial Bank, F.S.B., WFS Financial Auto Loans, Inc. and
              WFS Financial Auto Loans 2, Inc. dated May 1, 1995(1)
   10.14      Form of WFS Financial Inc Dealer Agreement(5)
   10.15      Form of WFS Financial Inc Loan Application(5)
   10.16      WFS 1996 Incentive Stock Option Plan(6)
   10.17      Westcorp Employee Stock Ownership and Salary Savings Plan(7)
   10.18      Promissory Note of WFS Financial Inc in favor of Western
              Financial Bank, F.S.B., dated August 1, 1997
   10.19      Investment Agreement between WFS Financial Inc and Western
              Financial Bank, F.S.B., dated January 1, 1996
   10.20      Management Services Agreement between WFS Financial Inc and
              Western Financial Bank, F.S.B., dated January 1, 1997
   10.21      Employment Agreement(8)(9)(10)
   21.1       Subsidiaries of WFS Financial Inc
   23.1       Consent of Ernst & Young LLP
   24         Power of Attorney(1)
   27         Financial Data Schedule

---------------
 (1) Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

 (2) Exhibits previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-4295), filed May 2, 1986 incorporated herein by reference under Exhibit Number indicated.

 (3) Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Number indicated.

 (4) Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991 incorporated herein by reference under Exhibit Number indicated.

 (5) Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc Registration statement on Form S-1 (File No. 33-93068) incorporated herein by reference under Exhibit Number indicated.

 (6) Exhibit previously filed with WFS Registration Statement on Form S-8 (File No. 33-7485), filed July 3, 1996 incorporated by reference under the Exhibit Number indicated. Amendment No. 1 dated as of November 13, 1997 filed with the WFS Registration Statement on Form S-8 (File no. 333-40121) incorporated herein by reference under Exhibit Number indicated.

 (7) Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039), filed August 29, 1996 incorporated herein by reference under Exhibit Number indicated.

 (8) Employment Agreement, in letter form, dated March 11, 1997 between Westcorp and Andrey R. Kosovych (will be provided to the SEC upon request).

 (9) Employment Agreement dated February 27, 1998 between the registrant and Joy Schaefer (will be provided to the SEC upon request).

(10) Employment Agreement dated February 27, 1998 between the registrant, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

     (b) REPORT ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WFS FINANCIAL INC

                                          By:       /s/ JOY SCHAEFER
                                            ------------------------------------
                                            Joy Schaefer
                                            Vice Chairman, Director, President,
                                            Chief Executive Officer and Chief
                                            Operating Officer

Dated: March 11, 1998

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                   /s/ ERNEST S. RADY                         Chairman of the Board      March 11, 1998
--------------------------------------------------------
                     Ernest S. Rady

                    /s/ JOY SCHAEFER                        Vice Chairman, Director,     March 11, 1998
--------------------------------------------------------   President, Chief Executive
                      Joy Schaefer                         Officer and Chief Operating
                                                                     Officer

                  /s/ JAMES R. DOWLAN                      Vice Chairman, Director and   March 11, 1998
--------------------------------------------------------      Senior Executive Vice
                    James R. Dowlan                                 President

                  /s/ HOWARD C. REESE                      Vice Chairman and Director    March 11, 1998
--------------------------------------------------------
                    Howard C. Reese

                 /s/ ANDREY R. KOSOVYCH                    Vice Chairman and Director    March 11, 1998
--------------------------------------------------------
                   Andrey R. Kosovych

                  /s/ BERNARD E. FIPP                               Director             March 11, 1998
--------------------------------------------------------
                    Bernard E. Fipp

                  /s/ DUANE A. NELLES                               Director             March 11, 1998
--------------------------------------------------------
                    Duane A. Nelles

--------------------------------------------------------            Director
                   Robert S. Waligore

                  /s/ LEE A. WHATCOTT                       Executive Vice President     March 11, 1998
--------------------------------------------------------    (Principal Financial and
                    Lee A. Whatcott                       Accounting Officer) and Chief
                                                                Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                               WFS FINANCIAL INC
                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORT OF INDEPENDENT AUDITORS

                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT AUDITORS..............................  F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statements of Financial Condition at the years
  ended December 31, 1997 and 1996..........................  F-3
Consolidated Statements of Income for the years ended
  December 31, 1997, 1996 and 1995..........................  F-4
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1997, 1996
  and 1995..................................................  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
WFS Financial Inc

     We have audited the accompanying consolidated statements of financial condition of WFS Financial Inc and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of WFS Financial Inc's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WFS Financial Inc and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Los Angeles, California
February 9, 1998

                       WFS FINANCIAL INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Short term investments -- parent............................  $146,820     $109,237
Contracts receivable........................................    52,596       53,288
Contracts held for sale.....................................   183,529      186,302
Allowance for credit losses.................................    (6,787)      (7,648)
                                                              --------     --------
     Contracts receivable, net..............................   229,338      231,942
Amounts due from trusts.....................................   295,123      191,469
Retained interest in securitized assets.....................   181,177      121,597
Property, plant and equipment...............................    21,406       16,904
Accrued interest receivable.................................     1,867        1,518
Other assets................................................     2,429        2,905
                                                              --------     --------
                                                              $878,160     $675,572
                                                              ========     ========

LIABILITIES
Notes payable -- parent.....................................  $175,000     $125,000
Amounts held on behalf of trustee...........................   488,654      393,449
Other liabilities...........................................    34,613        9,431
                                                              --------     --------
                                                               698,267      527,880

SHAREHOLDERS' EQUITY
Common stock, no par value; authorized 50,000,000 shares;
  issued and outstanding 25,708,611 shares in 1997 and
  25,684,168 in 1996........................................    73,564       73,124
Additional paid-in capital..................................     4,000        4,000
Retained earnings...........................................   101,882       70,568
Unrealized gain on retained interest in securitized assets,
  net of tax................................................       447           --
                                                              --------     --------
                                                               179,893      147,692
                                                              --------     --------
                                                              $878,160     $675,572
                                                              ========     ========

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
                                                               (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Interest income...................................  $    62,988    $    63,300    $    61,105
  Interest expense -- parent........................       10,331          9,767         16,857
                                                      -----------    -----------    -----------
Net interest income.................................       52,657         53,533         44,248
Servicing income....................................      137,753        111,969         71,824
Gain on sale of contracts...........................       39,399         41,518         18,856
                                                      -----------    -----------    -----------
          TOTAL REVENUES............................      229,809        207,020        134,928
EXPENSES:
  Provision for credit losses.......................        8,248         10,275          6,483
  Operating expenses:
     Salaries and employee benefits.................       95,731         71,897         43,436
     Occupancy......................................       12,654          7,631          4,635
     Credit and collections.........................       14,522          9,065          5,598
     Telephone......................................        7,786          4,266          2,201
     Miscellaneous..................................       36,725         37,466         21,445
                                                      -----------    -----------    -----------
          TOTAL OPERATING EXPENSES..................      167,418        130,325         77,315
                                                      -----------    -----------    -----------
          TOTAL EXPENSES............................      175,666        140,600         83,798
                                                      -----------    -----------    -----------
INCOME BEFORE INCOME TAXES..........................       54,143         66,420         51,130
  Income taxes......................................       22,829         27,779         20,963
                                                      -----------    -----------    -----------
          NET INCOME................................  $    31,314    $    38,641    $    30,167
                                                      ===========    ===========    ===========
Net income per common share -- Basic................  $      1.22    $      1.50    $      1.33
                                                      ===========    ===========    ===========
Net income per common share -- Diluted..............  $      1.22    $      1.50    $      1.33
                                                      ===========    ===========    ===========
Weighted average number of shares
  outstanding -- Basic..............................   25,691,892     25,684,175     22,732,509
                                                      ===========    ===========    ===========
Weighted average number of shares
  outstanding -- Diluted............................   25,696,513     25,723,378     22,732,509
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                         WFS FINANCIAL AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                   UNREALIZED
                                                                                    GAIN ON
                                                                                    RETAINED
                                                                                  INTEREST IN
                                                         ADDITIONAL               SECURITIZED
                                               COMMON     PAID-IN     RETAINED   ASSETS, NET OF
                                    SHARES      STOCK     CAPITAL     EARNINGS        TAX          TOTAL
                                  ----------   -------   ----------   --------   --------------   --------
                                                           (DOLLARS IN THOUSANDS)
Balance, January 1, 1995........  18,749,250   $ 3,014     $4,000     $  1,760                    $  8,774
Net income......................                                        30,167                      30,167
Sale of 4,600,000 shares of no
  par value common stock........   4,600,000    70,110                                              70,110
                                  ----------   -------     ------     --------        ----        --------
Balance, December 31, 1995......  23,349,250    73,124      4,000       31,927                     109,051
Net income......................                                        38,641                      38,641
10% stock dividend..............   2,334,918
                                  ----------   -------     ------     --------        ----        --------
Balance, December 31, 1996......  25,684,168    73,124      4,000       70,568                     147,692
Stock options exercised.........      24,443       440                                                 440
Net income......................                                        31,314                      31,314
Change in unrealized gain on
  retained interest in
  securitized assets, net of
  tax...........................                                                      $447             447
                                  ----------   -------     ------     --------        ----        --------
Balance, December 31, 1997......  25,708,611   $73,564     $4,000     $101,882        $447        $179,893
                                  ==========   =======     ======     ========        ====        ========

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1997          1996          1995
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income............................................  $    31,314   $    38,641   $    30,167
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for credit losses.........................        8,248        10,275         6,483
  Depreciation........................................        9,731           739         1,342
  Amortization of deferred fees.......................         (190)         (249)         (286)
  (Increase) decrease in assets:
     Automobile contracts:
       Purchase of contracts..........................   (2,285,279)   (2,121,689)   (1,527,649)
       Proceeds from sale of contracts................    2,190,000     2,090,000     1,480,000
       Other change in contracts......................       89,826       105,757       151,883
     Retained interest in securitized assets, net.....      (58,808)      (43,552)      (34,619)
     Interest receivable..............................         (349)          410          (650)
     Other assets.....................................          474       (14,382)        1,463
  Increase (decrease) in liabilities:
     Deferred income tax expense (benefit)............       16,021        19,524        (4,711)
     Other liabilities................................        8,836         1,585         5,655
                                                        -----------   -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............        9,824        87,059       109,078
INVESTING ACTIVITIES
Purchase of property, plant and equipment.............      (14,233)      (13,361)       (2,763)
Increase in trust receivable..........................     (103,653)      (81,238)      (41,101)
                                                        -----------   -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES.................     (117,886)      (94,599)      (43,864)
FINANCING ACTIVITIES
Proceeds from issuance of common stock................          440            --        70,110
Net increase (decrease) in borrowings from parent.....       50,000            --      (195,792)
Increase in trustee accounts..........................       95,205        51,757       125,488
                                                        -----------   -----------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...      145,645        51,757          (194)
                                                        -----------   -----------   -----------
INCREASE IN CASH AND CASH EQUIVALENTS.................       37,583        44,217        65,020
Cash and cash equivalents at beginning of period......      109,237        65,020            --
                                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............  $   146,820   $   109,237   $    65,020
                                                        ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
  Interest............................................  $    10,746   $     9,542   $    18,773
  Income taxes........................................        5,397        17,294        18,643

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying consolidated financial statements include the accounts of WFS Financial Inc ("WFS") and its subsidiaries, WFS Financial Auto Loans, Inc. ("WFAL"), WFS Financial Auto Loans 2, Inc. ("WFAL2") and WFS Investments, Inc. ("WFSII"). All significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts have been reclassified to conform to the 1996 presentation. After the initial public offering on August 8, 1995, WFS became a majority owned subsidiary of Western Financial Bank ("the Bank"), which is a wholly owned subsidiary of Westcorp.

     WFS pays a monthly management fee to the Bank and Westcorp which covers various expenses, including accounting, legal, tax, cash management, purchasing and auditing services. Additionally, the Bank and Westcorp pay a fee to WFS for information services. The management fee is based upon the actual costs incurred and estimates of actual usage. WFS believes that the management fee approximates the cost to perform these services on its own behalf or to acquire them from third parties. WFS has the option, under the management agreements, to procure these services on its own should it be more economically beneficial to WFS to do so.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Nature of Operations: WFS is a consumer finance company that specializes in the purchase, securitization and service of fixed rate consumer auto loans ("contracts"). WFS purchases contracts from Dealers on a nonrecourse basis and originates loans directly with the consumer which are collectively known as contracts. WFS purchased contracts in 37 states from approximately 12,000 dealers.

     Cash and Cash Equivalents: Cash and cash equivalents includes short term investments with the Bank. There are no material restrictions as to the withdrawal or usage of this amount.

     Allowance for Credit Losses: The allowance for credit losses is maintained at a level believed adequate by management to absorb potential losses in the on balance sheet contract portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past contract loss experience, current economic conditions, volume, pending contract sales, growth and composition of the contract portfolio, and other relevant factors. The allowance is increased by provisions for credit losses charged against income.

     Sales of Contracts: Contracts are originated and sold to investors with servicing rights retained by WFS. WFS does not retain any recourse with respect to the contracts securitized. As part of the sale, the trustee reimburses the Company for borrowing costs incurred between the cut-off date of the loans and the closing date of the sale.

     Gain on sale of contracts represents the present value of the estimated future earnings to be received from the excess spread created in the securitization transactions less prepaid dealer participations, issuance costs, and the effect of hedging activities. These retained interest in securitized assets ("RISA") are capitalized and amortized over the expected repayment life of the underlying contracts.

     WFS evaluates quarterly the carrying value of its RISA in light of the actual repayment experience of the underlying contracts and makes adjustments to reduce the carrying value, if appropriate. Servicing income and amortization of RISA are included in servicing income in the Consolidated Statements of Income.

     As servicer of these contracts, WFS holds and remits funds collected from the borrowers on behalf of the trustee pursuant to a reinvestment contract that WFS has entered into with the Bank. These amounts are

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1997

reported as amounts held on behalf of trustee. WFS retains servicing rights and is entitled to servicing income. Amounts due from trusts represents servicing income earned by WFS for which WFS has not yet received repayment from the trust.

     Nonaccrual Contracts: WFS continues to accrue interest income on contracts until the contract is charged off, which occurs automatically after the contract is past due 120 days. At the time that the contract is charged off, all accrued interest is also charged off.

     Contracts Held for Sale: Contracts held for sale are stated at the lower of aggregate amortized cost or market. The carrying amount of the specific contract pool sold is used to compute gains or losses. Market value is based on discounted cash flow calculations, which approximates the amounts realized upon securitization of the contracts.

     WFS' hedging strategy includes the use of two-year Treasury securities forward agreements. These agreements are entered into by the Company in numbers and amounts which generally correspond to the principal amount of the securitization transactions. The market value of these forward agreements responds inversely to the market value changes of the underlying contracts. Because of this inverse relationship, WFS can effectively lock in its gross interest rate spread at the time of the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts. WFS uses only highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value.

     Property, Plant and Equipment: Property, plant and equipment are recorded at cost less accumulated depreciation and amortization and are depreciated over their estimated useful lives principally using the straight line method for financial reporting and accelerated methods for tax purposes. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. As part of Westcorp's efforts to more closely align administrative services with those operations they support, Westcorp transferred computers and software to WFS during 1996.

     Interest Income and Fee Income: Interest income is earned in accordance with the terms of the contracts. For precomputed contracts, interest is earned monthly and for simple interest contracts, interest is earned daily. Interest income on certain contracts is earned using the effective yield method and classified on the balance sheet as interest receivable to the extent not collected. Other contracts use the sum of the months digits method, which approximates the effective yield method.

     WFS defers contract origination fees and premiums paid to dealers. The net amount is amortized as an adjustment to the related contract's yield, over the contractual life of the related contract or until the contract is sold at which time any remaining amounts are included as part of the gain on sale of contracts. Fees for other services are recorded as income when earned.

     Stock Options: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS No. 123 allows companies to continue to measure compensation costs prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue accounting for stock-based compensation plans under APB 25 must make pro forma disclosures of net income and earnings per share as if SFAS 123 has been adopted if the fair value of the options has material impact on earnings. WFS has continued to account for stock-based compensation plans under APB 25. The impact of applying SFAS 123 in 1997, 1996 and 1995 is immaterial to the financial statements of WFS.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1997

     Income Taxes: WFS files consolidated federal and state tax returns as part of a consolidated group that includes the Bank and Westcorp. WFS taxes are paid in accordance with a tax sharing agreement that allocates taxes based on the relative income or loss of each entity on a stand-alone basis.

     Fair Value of Financial Instruments: Fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate that value, are reported using quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value of amounts presented do not represent the underlying value of WFS.

     WFS' financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," including short term investments, retained interest in securitized assets and amounts held on behalf of trustee are accounted for on a historical cost basis which, due to the nature of these financial instruments, approximates fair value. The fair value for contracts receivable is based on quoted market prices of similar contracts sold in conjunction with securitization transactions, adjusted for differences in contract characteristics. The fair value of forward agreements is estimated by obtaining market quotes from brokers. The fair value of notes payable -- parent is estimated using discounted cash flow analysis, based on current borrowing rates for similar instruments.

     Current Accounting Pronouncements: Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", ("SFAS 125") was issued by the Financial Accounting Standards Board in June 1996. SFAS 125 established standards for the recognition and measurement of transactions involving transfers of financial assets. SFAS 125 adopts a financial components approach which, after a transfer of financial assets, requires recognition of assets which continue to be controlled by the transferor and derecognition of assets for which control has been surrendered. The provisions of SFAS 125 were adopted by the Company prospectively for transactions occurring after January 1, 1997.

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128") was issued by the Financial Accounting Standards Board in February 1997 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires WFS to change the method used to compute earnings per share ("EPS") and to restate all prior periods. Primary and Fully Diluted EPS calculations were replaced with Basic and Diluted EPS calculations, respectively. The impact of SFAS 128 on the calculation of Basic and Diluted EPS calculations was not material.

NOTE B -- NET CONTRACTS RECEIVABLE

     WFS' contract portfolio consists of contracts purchased from new and used automobile Dealers ("Indirect contracts") on a nonrecourse basis and contracts financed directly with the consumer ("Direct contracts"). If precomputed finance charges are added to an Indirect contract, they are added to the contract balance and carried as an offset against the contract balance as unearned discounts. Amounts paid to dealers are capitalized as dealer participation and amortized over the life of the contract.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1997

     Net contracts receivable consisted of the following:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Consumer:

  Indirect contracts...................................  $238,640     $252,598
  Direct contracts.....................................    14,815       15,118
  Less unearned discounts..............................    22,226       33,768
                                                         --------     --------
                                                          231,229      233,948
Allowance for credit losses............................    (6,787)      (7,648)
Dealer participation, net of deferred contract fees....     4,896        5,642
                                                         --------     --------
                                                         $229,338     $231,942
                                                         ========     ========

     The following table presents the changes in amounts deferred and carried as adjustments to the contract balance including deferred contract fees and dealer participation.

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Balance at beginning of period.............  $  5,642    $  7,401    $ 10,086
New deferrals..............................    62,662      62,585      44,280
Amortization...............................    (4,107)     (4,618)     (4,319)
Sales......................................   (59,301)    (59,726)    (42,646)
                                             --------    --------    --------
Balance at end of period...................  $  4,896    $  5,642    $  7,401
                                             ========    ========    ========

     Contracts serviced by WFS for the benefit of others totaled approximately $3.4 billion at December 31, 1997 and $2.8 billion at December 31, 1996.

NOTE C -- ALLOWANCE FOR CREDIT LOSSES

     Changes in the allowance for credit losses were as follows:

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                 ---------------------------------
                                                   1997        1996        1995
                                                 ---------   ---------   ---------
                                                      (DOLLARS IN THOUSANDS)
Balance at beginning of period.................  $  7,648    $  7,795    $  9,576
Provision for credit losses....................     8,248      10,275       6,483
Charged off contracts..........................   (13,412)    (15,580)    (12,829)
Recoveries.....................................     4,303       5,158       4,565
                                                 --------    --------    --------
Balance at end of period.......................  $  6,787    $  7,648    $  7,795
                                                 ========    ========    ========

NOTE D -- RETAINED INTEREST IN SECURITIZED ASSETS

     SFAS 125 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished. For securitization transactions, SFAS 125 defines two separate financial assets retained at the time of securitization, a retained interest in securitized assets, which represents the excess spread created from securitization, and a servicing rights asset which represents the benefit derived from retaining the rights to service the contracts securitized. Previous accounting guidance did not separately distinguish these rights.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1997

     Retained interests in securitized assets capitalized upon securitization of contracts represent the present value of the estimated future earnings to be received by WFS from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the contracts sold and the certificate rate paid to the investors less contractually specified servicing and guarantor fees.

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

     WFS retains the rights to service all contracts it securitizes. Consumer servicing rights assets ("CSRA") represent the present value of the estimated future earnings to be received from servicing securitized contracts. These earnings are calculated by estimating future servicing revenues, including contractually specified servicing fee, late charges, other ancillary income, and float benefit and netting them against the actual cost to service contracts. WFS has not capitalized any servicing rights as of December 31, 1997.

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Beginning balance..........................  $121,597    $ 78,045    $ 43,426
Additions..................................   112,230     104,071      78,506
Amortization...............................   (53,421)    (60,519)    (43,887)
Change in unrealized gain on securities
  available for sale.......................       771          --          --
                                             --------    --------    --------
Ending balance.............................  $181,177    $121,597    $ 78,045
                                             ========    ========    ========

     In initially valuing the RISA, WFS establishes an off balance sheet allowance for expected future credit losses. The allowance is based upon historical experience and management's estimate of future performance regarding credit losses and includes an unallocated amount to reduce the likelihood of impairment of the RISA. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior expectations.

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

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1997

WFS reduced excess spread by the actual cost to service contracts instead of the contractually specified servicing fee. The actual cost to service contracts is now included in the computation of the CSRA.

                                                              DECEMBER 31, 1997
                                                            ----------------------
                                                            (DOLLARS IN THOUSANDS)
Estimated net undiscounted cash flows.....................        $  438,190
Off balance sheet allowance for losses....................          (236,796)
Discount to present value.................................           (20,217)
                                                                  ----------
Retained interest in securitized assets...................        $  181,177
                                                                  ==========
Outstanding balance of contracts sold through
  securitizations.........................................        $3,449,590
Off balance sheet allowance for losses as a percent of
  contracts sold through securitizations..................              6.86%

     WFS believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio. Had SFAS 125 had been in effect at December 31, 1996, the off balance sheet allowance for losses as a percent of contracts sold through securitizations would have been 8.03%.

NOTE E -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1997         1996
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Land.....................................................   $ 2,017
Computers and software...................................    29,446      $22,432
Furniture, fixtures and leasehold improvements...........     6,742        2,952
Equipment................................................     3,617        2,083
Automobiles..............................................       214          209
                                                            -------      -------
                                                             42,036       27,676
Less: accumulated depreciation...........................    20,630       10,772
                                                            -------      -------
                                                            $21,406      $16,904
                                                            =======      =======

     Depreciation expense was $9.7 million, $0.7 million and $1.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in depreciation expense is due to the transfer of computers and software from Westcorp to WFS during 1996.

NOTE F -- INTERCOMPANY AGREEMENTS

     In 1995, WFS entered into a Line of Credit agreement and a Senior Note with the Bank. The Line of Credit agreement permits WFS to draw up to $600 million to be used in its operations. The Line of Credit terminates on December 31, 1999 although the term may be extended by WFS for additional periods up to 56 months. When secured by contracts, the Line of Credit carries an interest rate equal to the Federal composite commercial paper rate plus 10 basis points, with the margin increasing to 50 basis points to the extent the obligation is not secured. The average balance of the Line of Credit was $107 million and $146 million for 1997 and 1996, respectively. The weighted average interest rate was 5.70% and 5.56% and the interest expense was $6.1 million and $8.1 million for 1997 and 1996, respectively. No amount was outstanding at December 31, 1997.

     WFS also borrowed $125 million from the Bank under the terms of the Senior Note. The Senior Note provides for principal payments of $25 million per year, commencing on April 30, 1999 and continuing

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1997

through its final maturity, April 30, 2003. Interest payments on the Senior Note are due quarterly, in arrears, calculated at the rate of 7.25% per annum. The Senior Note is not secured. Pursuant to the terms of the Senior Note, WFS may not incur any other indebtedness which is senior to the obligations evidenced by the Senior Note except for (i) indebtedness collateralized or secured under the Line of Credit and (ii) indebtedness for similar types of warehouse lines of credit. The Senior Note had interest expense of $9.1 million for 1997 and 1996, respectively.

     Additionally, WFS borrowed $50 million from the Bank under the terms of the Promissory Note dated August 1, 1997. The Promissory Note provides for principal payments in two equal annual installments of $25 million per year, commencing on July 31, 2001. Interest payments on the Promissory Note are due quarterly, in arrears, calculated at the rate of 9.42% per annum. Pursuant to the terms of the Promissory Note, WFS may not incur any other indebtedness which is senior to the obligations evidenced by the Promissory Note except for (i) indebtedness under the Senior Note (ii) indebtedness collateralized or secured under the Line of Credit and (iii) indebtedness for similar types of warehouse lines of credit. The Promissory Note had interest expense of $2.0 million for 1997.

     WFS also invests its excess cash at the Bank under an Investment Agreement. The Bank pays WFS an interest rate equal to the Federal composite commercial paper rate on this excess cash. The weighted average interest rate was 5.78% and 5.53% for 1997 and 1996, respectively. The average balance of the excess cash was $30.0 million and $14.5 million, and the interest income earned was $1.7 million and $0.8 million during 1997 and 1996, respectively. At December 31, 1997, WFS held $135 million of excess cash with the Bank under the Investment Agreement.

     WFS has entered into certain management agreements with the Bank and Westcorp pursuant to which WFS pays its allocated portion of certain costs and expenses incurred by the Bank and Westcorp with respect to services or facilities of the Bank and Westcorp used by WFS or its subsidiaries, including their principal office facilities, field offices of WFS and overhead and employee benefits pertaining to Bank and Westcorp employees who also provide services to WFS or its subsidiaries. Additionally, as part of these management agreements, the Bank and Westcorp have agreed to reimburse WFS for similar costs incurred. The management agreements may be terminated by any party upon 5 days prior written notice without cause, or immediately in the event of the other party's breach of any covenant, obligation, or duty contained in the applicable management agreement or for violation of law, ordinance, statute, rule or regulation governing either party to the applicable management agreement.

     The Bank has entered into the WFS Reinvestment Contract ("RIC") pursuant to which WFS receives all of the cash flows from the trusts of the securitization transactions undertaken by WFS and holds the cash in a spread account for each of the securitization transactions to further invest as WFS determines, including to use in its business activities. Under the terms of the RIC, the Company is obligated to pay to the Bank all sums due from the Bank, when due by the Bank, under the terms of the various reinvestment contracts to which the Bank is a party as to each securitization transaction. The Bank is obligated pursuant to an agreement between the Bank and FSA to provide collateral as a condition of the various reinvestment contracts of the Bank being deemed eligible investments for the trusts' cash flows and the spread account funds. As consideration to the Bank for providing that collateral, WFS pays to the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank. During 1997, WFS paid to the Bank $0.7 million for its use of collateral. Unless earlier terminated, the term of the RIC is perpetual for so long as the RIC constitutes an eligible investment as defined in any pooling and servicing agreement or similar agreement related to the securitization trusts. During 1997, the average amount outstanding on the RIC was $501 million. At December 31, 1997, the outstanding balance was $612 million.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1997

     WFS has entered into an agreement with Westran Services Corp. ("Westran"), which is a subsidiary of Westcorp to receive travel related services. WFS believes that the services rendered by Westran are reasonable and representative of what such costs would have been had WFS used an unaffiliated entity.

NOTE G -- COMMITMENTS AND CONTINGENCIES

     Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more as of December 31 are as follows:

                                                       1997
                                                    -----------
                                                    (DOLLARS IN
                                                    THOUSANDS)
1998..............................................    $ 6,055
1999..............................................      5,098
2000..............................................      4,024
2001..............................................      2,461
2002..............................................        640
Thereafter........................................        797
                                                      -------
                                                      $19,075
                                                      =======

     These agreements include, in certain cases, various renewal options and contingent rental agreements. Rental expense for premises and equipment amounted to $9.0 million, $5.3 million and $3.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     WFS is involved as a party to certain legal proceedings incidental to its business. Management of WFS believes that the outcome of such proceedings will not have a material effect upon its business or financial condition.

NOTE H -- SERVICING INCOME

     Servicing income consists of the following components:

                                              FOR THE YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                                1997        1996       1995
                                              --------    --------    -------
                                                  (DOLLARS IN THOUSANDS)
Retained interest income....................  $ 69,844    $ 55,219    $34,165
Contractual servicing income................    30,803      24,404     16,313
Other fee income............................    37,106      32,346     21,346
                                              --------    --------    -------
          Total servicing income............  $137,753    $111,969    $71,824
                                              ========    ========    =======

NOTE I -- PENSION PLAN

     WFS participates in the Westcorp Employee Stock Ownership and Salary Savings Plan ("the Plan"), which covers essentially all full-time employees who have completed one year of service. Contributions to the Plan are discretionary and determined by the Board of Directors of Westcorp within limits set forth under the Employee Retirement Income Security Act of 1974. Contributions to the Plan are fully expensed in the year in which the contribution is made.

     Westcorp's contributions to the Plan for all Westcorp employees amounted to $2.4 million, $3.4 million and $2.4 million in 1997, 1996 and 1995, respectively.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE J -- STOCK OPTIONS

     In 1996, WFS reserved 550,000 shares of common stock for future issuance to certain employees under an incentive stock option plan ("the Plan"). In 1997, WFS reserved an additional 550,000 shares of common stock for future issuance under the Plan which is currently subject to shareholder approval. There were 320,675 shares available for future grants at December 31, 1997. The options may be exercised within five to seven years after the date of grant. Additionally, the weighted average life of the options at December 31, 1997 was 5.0 years and the exercise price of the options outstanding at December 31, 1997 ranged from $13.00 to $18.00 per share.

     At December 31, 1997, there were 325,215 exercisable stock options under the Plan. Stock option activity is summarized as follows:

                                                                     WEIGHTED
                                                                       AVG.
                                                       SHARES     EXERCISE PRICE
                                                       -------    --------------
Outstanding at January 1, 1996.......................       --            --
  Issued.............................................  519,569        $18.00
  Exercised..........................................       --            --
  Cancelled..........................................       --            --
                                                       -------        ------
Outstanding at December 31, 1996.....................  519,569         18.00
  Issued.............................................  343,498         13.14
  Exercised..........................................  (24,443)        18.00
  Cancelled..........................................  (83,742)        17.58
                                                       -------        ------
Outstanding at December 31, 1997.....................  754,882        $15.83

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because WFS' employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The fair value of options granted in 1997, 1996 and 1995 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                   1997       1996       1995
                                                  -------    -------    -------
Risk-free interest rate.........................   5.7%       6.2%       6.2%
Volatility factor...............................    .57        .30        .30
Expected option life............................  7 years    5 years    5 years

     The weighted average fair value of options per share granted during 1997, 1996 and 1995 was $8.26, $6.82 and $6.82.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE K -- INCOME TAXES

     Income tax expense consisted of the following:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1997        1996        1995
                                                --------    --------    --------
                                                     (DOLLARS IN THOUSANDS)
Current:
  Federal.....................................  $ 4,967     $ 6,612     $18,475
  State franchise.............................    1,841       1,643       7,199
                                                -------     -------     -------
                                                  6,808       8,255      25,674

Deferred:
  Federal.....................................   11,913      14,880      (3,377)
  State franchise.............................    4,108       4,644      (1,334)
                                                -------     -------     -------
                                                 16,021      19,524      (4,711)
                                                -------     -------     -------
                                                $22,829     $27,779     $20,963
                                                =======     =======     =======

     The difference between total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes is due to:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1997        1996        1995
                                                --------    --------    --------
                                                     (DOLLARS IN THOUSANDS)
Tax at statutory rate.........................  $18,950     $23,247     $17,896
California franchise tax (net of Federal tax
  benefit)....................................    3,867       4,087       3,067
Other.........................................       12         445
                                                -------     -------     -------
                                                $22,829     $27,779     $20,963
                                                =======     =======     =======

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Amounts previously reported as current and deferred income tax expense have been restated. Such changes to the components of the expense occur because all tax alternatives available to WFS are not known for a number of months subsequent to year end.

     Significant components of WFS' deferred tax liabilities and assets are as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Loan loss reserves...................................  $  2,990     $  3,373
  State tax deferred benefit...........................     3,219        2,038
  Other assets.........................................     1,127          878
                                                         --------     --------
Total deferred tax assets..............................     7,336        6,289
Deferred tax liabilities:
  Accelerated depreciation for tax purposes............    (1,738)      (2,625)
  Asset securitization income recognized for book
     purposes..........................................   (28,662)     (10,700)
  Other liabilities....................................    (3,284)      (2,967)
                                                         --------     --------
Total deferred tax liabilities.........................   (33,684)     (16,292)
                                                         --------     --------
Net deferred tax liability.............................  $(26,348)    $(10,003)
                                                         ========     ========

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE L -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of WFS' financial instruments are as follows at December 31:

                                                       1997                  1996
                                                -------------------   -------------------
                                                CARRYING     FAIR     CARRYING     FAIR
                                                AMOUNTS     VALUE     AMOUNTS     VALUE
                                                --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
FINANCIAL ASSETS:
Short term investments -- parent..............  $146,820   $146,820   $109,237   $109,237
Contracts receivable..........................   236,125    251,131    239,590    250,365
Retained interest in securitized assets.......   181,177    181,177    121,597    121,597

FINANCIAL INSTRUMENT AGREEMENTS HELD FOR
  PURPOSES OTHER THAN TRADING:
Forward agreements............................        --        (55)        --         56

FINANCIAL LIABILITIES:
Notes payable -- parent.......................   175,000    179,238    125,000    125,154
Amounts held on behalf of trustee.............   488,654    488,654    393,449    393,449

NOTE M -- FINANCIAL INSTRUMENT AGREEMENTS

     WFS Financial uses Forward Agreements to minimize its exposure to interest rate risk. The fair value of these instruments may vary with changes in interest rates. At December 31, 1997, WFS' portfolio consisted of Forward Agreements with a notional amount of $70 million.

     Notional amounts do not represent amounts exchanged with other parties and, thus are not a measure of WFS' exposure to loss through its use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

NOTE N -- EARNINGS PER SHARE

     SFAS 128, "Earnings Per Share", was issued by the Financial Accounting Standards Board in February 1997 and is effective for financial statements issued for periods ending after December 15, 1997. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is similar to the previously required fully diluted earnings per share method and is arrived at by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. For purposes of comparability, all prior period earnings per share data has been restated.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1997

     The calculation of net income per common share follows:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                           1997              1996              1995
                                                      --------------    --------------    --------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC

Net income..........................................   $    31,314       $    38,641       $    30,167
Average common shares outstanding...................    25,691,892        25,684,175        22,732,509
Net income per common share -- basic................   $      1.22       $      1.50       $      1.33
DILUTED
Net income..........................................   $    31,314       $    38,641       $    30,167
Average common shares outstanding...................    25,691,892        25,684,175        22,732,509
Stock option adjustment.............................         4,621            39,203                --
Average common shares outstanding...................    25,696,513        25,723,378        22,732,509
Net income per common share -- diluted..............   $      1.22       $      1.50       $      1.33

     Options to purchase 469,980 shares of common stock at $18 per share were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. There were no antidilutive options for 1996 and 1995.

NOTE O -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997 and 1996. Certain quarterly amounts have been adjusted to conform with the year end presentation.

                                                                        THREE MONTHS ENDED
                                                        ---------------------------------------------------
                                                         MARCH 31      JUNE 30      SEPT. 30      DEC. 31
                                                        -----------   ----------   -----------   ----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
Interest income.......................................    $14,292      $16,299       $17,044      $15,353
Interest expense......................................      1,608        2,602         2,678        3,443
Net interest income...................................     12,684       13,697        14,366       11,910
Provision for credit losses...........................      3,304        1,233         1,211        2,500
Income before income taxes............................     15,010       17,314        10,741       11,078
Income taxes..........................................      6,378        7,364         4,370        4,717
Net income............................................      8,632        9,950         6,371        6,361
Net income per common share -- basic..................    $  0.34      $  0.39       $  0.25      $  0.25
Net income per common share -- diluted................       0.34         0.39          0.25         0.25
1996
Interest income.......................................    $14,337      $16,327       $16,153      $16,483
Interest expense......................................      2,804        2,615         2,035        2,313
Net interest income...................................     11,533       13,712        14,118       14,170
Provision for credit losses...........................      5,187          828         1,918        2,342
Income before income taxes............................     16,156       16,740        17,817       15,707
Income taxes..........................................      6,836        7,027         7,624        6,292
Net income............................................      9,320        9,713        10,193        9,415
Net income per common share -- basic..................    $  0.36      $  0.38       $  0.40      $  0.37
Net income per common share -- diluted................       0.36         0.38          0.40         0.37

                                 EXHIBIT INDEX

  EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
  -----------                       ----------------------
      1          Underwriting Agreement (1)
      3.1        Articles of Incorporation (1)
      3.2        Bylaws (1)
      4          Specimen WFS Financial Inc Common Stock Certificate (5)
     10.1        Westcorp Incentive Stock Option Plan (2)
     10.2        Westcorp, Inc. Employee Stock Ownership and Salary Savings
                 Plan (3)
     10.3        Westcorp 1991 Stock Option Plan (4)
     10.4        1985 Executive Deferral Plan (1)
     10.5        1988 Executive Deferral Plan II (1)
     10.6        1992 Executive Deferral Plan III (1)
     10.7        Transfer Agreement between WFS Financial Inc and Western
                 Financial Bank, F.S.B., dated May 1, 1995 (1)
     10.8        Promissory Note of WFS Financial Inc in favor of Western
                 Financial Bank, F.S.B., dated May 1, 1995 (1)
     10.9        Line of Credit Agreement between WFS Financial Inc and
                 Western Financial Bank, F.S.B., dated May 1, 1995 (1)
     10.10       Tax Sharing Agreement between WFS Financial Inc and Western
                 Financial Bank, F.S.B., dated January 1, 1994 (1)
     10.11       Master Reinvestment Contract between WFS Financial Inc and
                 Western Financial Bank, F.S.B., dated May 1, 1995 (1)
     10.12       Management Agreement between WFS Financial Inc and Western
                 Financial Bank, F.S.B., dated May 1, 1995 (1)
     10.13       Management Agreement among WFS Financial Inc, Western
                 Financial Bank, F.S.B., WFS Financial Auto Loans, Inc. and
                 WFS Financial Auto Loans 2, Inc. dated May 1, 1995 (1)
     10.14       Form of WFS Financial Inc Dealer Agreement (5)
     10.15       Form of WFS Financial Inc Loan Application (5)
     10.16       WFS 1996 Incentive Stock Option Plan (6)
     10.17       Westcorp Employee Stock Ownership and Salary Savings Plan
                 (7)
     10.18       Promissory Note of WFS Financial Inc in favor of Western
                 Financial Bank, F.S.B., dated August 1, 1997
     10.19       Investment Agreement between WFS Financial Inc and Western
                 Financial Bank, F.S.B., dated January 1, 1996
     10.20       Management Services Agreement between WFS Financial Inc and
                 Western Financial Bank, F.S.B., dated January 1, 1997
     10.21       Employment Agreement (8)(9)(10)
     21.1        Subsidiaries of WFS Financial Inc
     23.1        Consent of Ernst & Young LLP
     24          Power of Attorney (1)
     27          Financial Data Schedule

---------------
 (1) Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

 (2) Exhibits previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-4295), filed May 2, 1986 incorporated herein by reference under Exhibit Number indicated.

 (3) Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Number indicated.

 (4) Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991 incorporated herein by reference under Exhibit Number indicated.

 (5) Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc Registration statement on Form S-1 (File No. 33-93068) incorporated herein by reference under Exhibit Number indicated.

 (6) Exhibit previously filed with WFS Registration Statement on Form S-8 (File No. 33-7485), filed July 3, 1996 incorporated by reference under the Exhibit Number indicated. Amendment No. 1 dated as of November 13, 1997 filed with the WFS Registration Statement on Form S-8 (File No. 333-40121) incorporated herein by reference under Exhibit Number indicated.

 (7) Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039), filed August 29, 1996 incorporated herein by reference under Exhibit Number indicated.

 (8) Employment Agreement, in letter form, dated March 11, 1997 between Westcorp and Andrey R. Kosovych (will be provided to the SEC upon request).

 (9) Employment Agreement dated February 27, 1998 between the registrant and Joy Schaefer (will be provided to the SEC upon request).

(10) Employment Agreement dated February 27, 1998 between the registrant, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).