Form 10-Q
period 1998-03-31
WFS FINANCIAL INC
filed 1998-05-15
CIK 946343

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
        [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-26458


                                WFS FINANCIAL INC
             (Exact name of registrant as specified in its charter)

                                   CALIFORNIA
                         (State or other jurisdiction of
                         incorporation or organization)
                                   33-0291646
                                (I.R.S. Employer
                               Identification No.)
                    23 PASTEUR, IRVINE, CALIFORNIA 92618-3816
                    (Address of principal executive offices)

                                 (949) 727-1000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of April 30, 1998, the registrant had 25,708,611 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 24.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 1998

                                TABLE OF CONTENTS


                                                                                      Page No.
                                                                                      --------
  PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Statements of Financial Condition at
             March 31, 1998 and December 31, 1997                                         3

             Consolidated Statements of Income (Loss) and Comprehensive
             Income (Loss) for the Three Months Ended March 31, 1998 and 1997             4

             Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 1998 and 1997                                   5

             Notes to Unaudited Consolidated Financial Statements                         6

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                         11

 PART II.    OTHER INFORMATION

  Item 1.    Legal Proceedings                                                           23

  Item 2.    Changes in Securities                                                       23

  Item 3.    Defaults Upon Senior Securities                                             23

  Item 4.    Submission of Matters to a Vote of Security Holders                         23

  Item 5.    Other Information                                                           23

  Item 6.    Exhibits and Reports on Form 8-K                                            23

SIGNATURES                                                                               24

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                      MARCH 31,        December 31,
                                                                        1998               1997
                                                                     ---------         ------------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
  Short term investments                                             $  82,219         $ 146,820
  Contracts receivable                                                  33,919            52,596
  Contracts held for sale                                              260,324           183,529
  Allowance for credit losses                                           (9,787)           (6,787)
                                                                     ---------         ---------
    Contracts receivable, net                                          284,456           229,338
  Amounts due from trusts                                              331,344           295,123
  Retained interest in securitized assets                              177,307           181,177
  Property, plant and equipment                                         20,254            21,406
  Accrued interest receivable                                            1,798             1,867
  Other assets                                                           5,920             5,382
                                                                     ---------         ---------
                                                                     $ 903,298         $ 881,113
                                                                     =========         =========

LIABILITIES
  Notes payable - parent                                             $ 175,000         $ 175,000
  Amounts held on behalf of trustee                                    518,226           488,654
  Other liabilities                                                     43,556            37,566
                                                                     ---------         ---------
                                                                       736,782           701,220

SHAREHOLDERS' EQUITY
  Common stock, no par value; authorized 50,000,000 shares;
    issued and outstanding 25,708,611 shares in 1998 and
    in 1997                                                             73,564            73,564
  Additional paid-in capital                                             4,000             4,000
  Retained earnings                                                     88,541           101,882
  Unrealized gain on retained interest in securitized assets,
    net of tax                                                             411               447
                                                                     ---------         ---------
                                                                       166,516           179,893
                                                                     ---------         ---------
                                                                     $ 903,298         $ 881,113
                                                                     =========         =========


----------

        See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                   ---------------------------------
                                                                                       1998                 1997
                                                                                   ------------         ------------
                                                                                     DOLLARS IN THOUSANDS, EXCEPT
                                                                                          (PER SHARE AMOUNTS)
REVENUES

  Interest income                                                                  $     15,290         $     14,292
  Interest expense - parent                                                               3,270                1,608
                                                                                   ------------         ------------
  Net interest income                                                                    12,020               12,684
  Servicing income                                                                       17,425               38,647
  Gain on sale of contracts                                                               8,086                7,344
                                                                                   ------------         ------------
TOTAL REVENUES                                                                           37,531               58,675

EXPENSES
  Provision for credit losses                                                             5,741                3,304
  Operating expenses:
    Salaries and employee benefits                                                       27,570               23,781
    Occupancy                                                                             2,817                3,159
    Credit and collections                                                                4,582                3,055
    Telephone                                                                             2,174                1,913
    Data processing                                                                       2,362                2,425
    Miscellaneous                                                                         4,853                6,028
                                                                                   ------------         ------------
TOTAL OPERATING EXPENSES                                                                 44,358               40,361
  Restructuring charge                                                                   10,500                   --
                                                                                   ------------         ------------
TOTAL EXPENSES                                                                           60,599               43,665
                                                                                   ------------         ------------

INCOME (LOSS) BEFORE INCOME TAXES                                                       (23,068)              15,010
  Income taxes                                                                           (9,727)               6,378
                                                                                   ------------         ------------
NET INCOME (LOSS)                                                                  $    (13,341)        $      8,632
                                                                                   ============         ============

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES
  Change in unrealized gain/loss on retained interest in securitized assets        $        (36)        $       (619)
                                                                                   ------------         ------------

COMPREHENSIVE INCOME (LOSS)                                                        $    (13,377)        $      8,013
                                                                                   ============         ============


NET INCOME (LOSS) PER COMMON SHARE - BASIC                                         $      (0.52)        $       0.34
                                                                                   ============         ============

NET INCOME (LOSS) PER COMMON SHARE - DILUTED                                       $      (0.52)        $       0.34
                                                                                   ============         ============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC                                25,708,611           25,684,168
                                                                                   ============         ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED                              25,708,611           25,684,168
                                                                                   ============         ============

-------------
See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           ---------------------------
                                                                              1998              1997
                                                                           ---------         ---------
                                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)                                                          $ (13,341)        $   8,632
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Provision for credit losses                                                  5,741             3,304
  Depreciation                                                                 2,212             1,944
  Amortization of other assets                                                   110                52
  Amortization of retained interest in securitized assets                     27,195             7,201
  Loss on disposal of assets                                                   3,811                --
  (Increase) decrease in assets:
    Automobile contracts:
      Purchase of contracts                                                 (605,304)         (552,306)
      Proceeds from sale of contracts                                        525,000           500,000
      Other change in contracts                                               19,479            19,869
    Interest receivable                                                           69               149
    Other assets                                                                (679)             (678)
  Increase in liabilities:
    Other liabilities                                                          6,016             4,499
                                                                           ---------         ---------

NET CASH USED IN OPERATING ACTIVITIES                                        (29,691)           (7,334)

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                     (4,872)           (3,725)
Increase in trust receivable                                                 (36,222)          (25,640)
Increase in retained interest in securitized asset                           (23,388)          (21,784)
                                                                           ---------         ---------

NET CASH USED IN INVESTING ACTIVITIES                                        (64,482)          (51,149)

FINANCING ACTIVITIES
Increase in trustee accounts                                                  29,572            83,485
                                                                           ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     29,572            83,485

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (64,601)           25,002
Cash and cash equivalents at beginning of period                             146,820           109,237
                                                                           ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  82,219         $ 134,239
                                                                           =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
  Interest                                                                 $   2,715         $   1,263
  Income taxes                                                                    --                17



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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the WFS Financial Inc ("WFS" or the "Company") Form 10-K.

Certain amounts from the 1997 consolidated financial statement amounts have been reclassified to conform to the 1998 presentation.

The Company has entered into or committed to two-year Treasury securities forward agreements as hedges against market value changes in designated portions of its contract portfolios. Recognition of unrealized gains or losses is deferred until the sale of contracts. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the consolidated statement of income as a component of net gains or losses on sales of contracts.


NOTE B - NET CONTRACTS RECEIVABLE
Net contracts receivable consisted of the following:


                                                            MARCH 31,       DECEMBER 31,
                                                              1998              1997
                                                           ---------        -------------
                                                              (DOLLARS IN THOUSANDS)
Contracts                                                  $ 313,455         $ 253,455
Unearned discounts                                           (25,876)          (22,226)
                                                           ---------         ---------
                                                             287,579           231,229
Allowance for credit losses                                   (9,787)           (6,787)
Dealer participation, net of deferred contract fees            6,664             4,896
                                                           ---------         ---------
  Net contracts receivable                                 $ 284,456         $ 229,338
                                                           =========         =========

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table presents the changes in amounts deferred and carried as adjustments to the contract balance including contract fees and dealer participation.


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                     1998                1997
                                                   --------            --------
                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of period                     $  4,896            $  5,643
New deferrals                                        16,203              16,259
Amortization                                           (965)             (1,040)
Sales                                               (13,470)            (14,367)
                                                   --------            --------
Balance at end of period                           $  6,664            $  6,495
                                                   ========            ========


WFS uses two-year Treasury securities forward agreements to minimize its exposure to interest rate risk. The fair value of these instruments may vary with changes in interest rates. At March 31, 1998, WFS had forward agreements with a notional face amount outstanding of $70 million. The fair value of these forward agreements was a loss of $66 thousand.

Contracts serviced by WFS for the benefit of others totaled approximately $3.5 billion at March 31, 1998 and $3.4 billion at December 31, 1997.


NOTE C - ALLOWANCE FOR CREDIT LOSSES
Changes in the allowance for credit losses for owned contracts were as follows:


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ---------------------------
                                                     1998                 1997
                                                    -------             -------
                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of period                      $ 6,787             $ 7,648
Provision for credit losses                           5,741               3,304
Charged off contracts                                (3,381)             (3,785)
Recoveries                                              640               1,094
                                                    -------             -------
Balance at end of period                            $ 9,787             $ 8,261
                                                    =======             =======


NOTE D - SECURITIZED ASSETS
Retained interest in securitized assets ("RISA") capitalized upon securitization of contracts represent the present value of the estimated future earnings to be received by WFS from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the contracts sold and the certificate rate paid to the investors less contractually specified servicing and guarantor fees.

Prepayment and credit loss assumptions are utilized to project future earnings and are based upon historical experience. Credit losses are estimated using a cumulative loss rate estimated by management to reduce the

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

WFS retains the rights to service all contracts it securitizes. Consumer servicing rights assets ("CSRA") represent the present value of the estimated future earnings to be received from servicing securitized contracts. These earnings are calculated by estimating future servicing revenues, including contractually specified servicing fee, late charges, other ancillary income, and float benefit and netting them against the actual cost to service contracts. WFS has not capitalized any servicing rights as of March 31, 1998.

The following table presents the activity of the RISA.


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       ---------------------------
                                                                         1998               1997
                                                                       ---------         ---------
                                                                          (DOLLARS IN THOUSANDS)
Beginning balance                                                      $ 181,177         $ 121,597
Additions                                                                 23,388            21,784
Amortization                                                             (27,195)           (7,201)
Change in unrealized gain/loss on securities available for sale              (63)           (1,067)
                                                                       ---------         ---------
Ending balance                                                         $ 177,307         $ 135,113
                                                                       =========         =========

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

The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the contracts sold and the certificate rate paid to the investors, less the contractually specified servicing fee and guarantor fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for potential future losses and by discounting to present value.

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table sets forth the components of the RISA:


                                                                              MARCH 31,           DECEMBER 31,
                                                                                1998                  1997
                                                                             -----------          ------------
                                                                                    (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings                                     $   441,073          $   438,190
Off balance sheet allowance for  losses                                         (243,405)            (236,796)
Discount to present value                                                        (20,361)             (20,217)
                                                                             -----------          -----------
Retained interest in securitized assets                                      $   177,307          $   181,177
                                                                             ===========          ===========

Outstanding balance of contracts sold through securitizations                $ 3,536,624          $ 3,449,590

Off balance sheet allowance for losses as a percent of contracts sold
  through securitizations                                                           6.88%                6.86%


WFS believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.


NOTE E - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following at:


                                                     MARCH 31,       DECEMBER 31,
                                                       1998             1997
                                                     ---------      ------------
                                                        (DOLLARS IN THOUSANDS)
Land                                                  $ 2,017        $ 2,017
Construction in progress                                6,207          2,749
Computers and software                                 22,820         29,446
Furniture, fixtures and leasehold improvements          2,301          3,993
Equipment                                               2,950          3,617
Automobiles                                               203            214
                                                      -------        -------
                                                       36,498         42,036
Less accumulated depreciation                          16,244         20,630
                                                      -------        -------
                                                      $20,254        $21,406
                                                      =======        =======


Depreciation expense was $2.2 million and $1.9 million for the three months ended March 31, 1998 and 1997, respectively.

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

The Line of Credit agreement permits WFS to draw up to $600 million to be used in its operations. The interest rate was 5.70% and 5.58% for the three months ended March 31, 1998 and 1997, respectively. Interest payments are calculated based on the average amount outstanding. At March 31, 1998, WFS did not have any draws outstanding on the Line of Credit.

WFS also borrowed $125 million from the Bank under the terms of the Senior Note, which is still outstanding. Interest is calculated at the rate of 7.25% per annum.

Additionally, WFS borrowed $50 million from the Bank under the terms of the Promissory Note, which is still outstanding. Interest is calculated at the rate of 9.42% per annum.

WFS also invests its excess cash at the Bank under an Investment Agreement. The Bank pays WFS an interest rate equal to the federal composite commercial paper rate on this excess cash. The weighted average interest rate was 5.49% and 5.64% for the three months ended March 31, 1998 and 1997, respectively. At March 31,1998, WFS held $67.9 million of excess cash with the Bank under the Investment Agreement.

Under the terms of the WFS Reinvestment Contract ("RIC") with the Bank, WFS receives principal and interest collections from contracts securitized. WFS may use these collections without limitations in its operations until payments are due to investors as long as they are deposited into a RIC at the Bank. Pursuant to the RIC, WFS pays to the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank. The fee paid to the Bank for the first quarter of 1998 was $0.2 million. During the three months ended March 31, 1998, the average amount outstanding on the RIC was $537 million. At March 31, 1998, the outstanding balance was $518 million.


NOTE G - COMPREHENSIVE INCOME
As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available for sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

During the first quarter of 1998 and 1997, the Company had a pre-tax unrealized loss on retained interest in securitized assets of $62 thousand and $1.1 million, respectively.

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE H - EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is similar to the previously required fully diluted earnings per share method and is arrived at by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. For purposes of comparability, all prior period earnings per share data has been restated.

The calculation of net income (loss) per common share follows:


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                    ---------------------------------
                                                        1998                  1997
                                                    ------------         ------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT
                                                            PER SHARE AMOUNTS)
BASIC
Net income (loss)                                   $    (13,341)        $      8,632
Average common shares outstanding                     25,708,611           25,684,168
Net income (loss) per common share - basic                 (0.52)                0.34

DILUTED
Net income (loss)                                   $    (13,341)        $      8,632
Average common shares outstanding                     25,708,611           25,684,168
Stock option adjustment                                       --                   --
Average common shares outstanding                     25,708,611           25,684,168
Net income (loss) per common share - diluted               (0.52)                0.34


Options to purchase 748,257 and 519,569 shares of common stock were outstanding at March 31, 1998 and 1997, respectively, but were not included in the computation of diluted earnings because the Company had a loss or the exercise prices of the options were greater than the average market price of the common shares, and therefore, the effect would be antidilutive. The weighted average exercise price at March 31, 1998 and 1997 was $15.77 and $18.00 respectively, for the options outstanding.


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

WFS originated $605 million of contracts for the three months ended March 31, 1998 compared to $552 million of contracts for the same period in 1997. This represents a 10% increase in production for the respective period. WFS securitized $525 million of contracts for the three months ended March 31, 1998 compared with $500 million for the same period in 1997.

The following table sets forth the loan origination, sale and principal reduction activity of WFS for the periods indicated.


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                -------------------------------
                                                  1998                   1997
                                                ---------             ---------
                                                     (DOLLARS IN THOUSANDS)
Beginning balance                               $ 231,229             $ 233,948
Originations                                      605,304               552,306
Sales                                            (525,000)             (500,000)
Principal reductions (1)                          (23,954)              (23,366)
                                                ---------             ---------
  Ending balance                                $ 287,579             $ 262,888
                                                =========             =========


----------

(1) Includes scheduled payments, prepayments and charge offs.


                              RESULTS OF OPERATIONS

SERVICING INCOME

Total servicing income was $17.4 million for the three months ended March 31, 1998 compared to $38.6 million for the same period in 1997. Servicing income declined due to lower retained interest income and higher amortization of retained interest in securitized assets as a result of higher losses.

Retained interest income represents excess spread earned on securitized loans less any losses not absorbed by the off balance sheet allowance for losses. Changes in the amount of prepayments may also affect the amount and timing of retained interest income. Retained interest income is dependent upon the average excess spread on the contracts sold and the size of the serviced portfolio. Retained interest income declined in the first quarter of 1998 compared with the same quarter a year earlier due to increased losses which reduced the amount of securitized assets, as well as increasing the amortization of the RISA as expectations of future income decreased. Despite the increased losses, no single RISA has been impaired. Contractual servicing income is earned at rates ranging from 1% to 1.25% per annum on the outstanding balance of contracts securitized. Other fee income, consisting primarily of documentation fees, late charges and deferment fees also increased as a direct result of the increase in the number of contracts originated and outstanding. Increased competition may also affect the amount of other fee income that WFS may earn when originating or servicing contracts.

Servicing income consists of the following components:


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   -----------------------------
                                                     1998                 1997
                                                   --------             --------
                                                       (DOLLARS IN THOUSANDS)
Retained interest income                           $   (748)            $ 22,770
Contractual servicing income                          8,588                6,679
Other fee income                                      9,585                9,198
                                                   --------             --------
  Total servicing income                           $ 17,425             $ 38,647
                                                   ========             ========


NET INTEREST INCOME

Net interest income is the difference between the rate earned on contracts held on balance sheet and the interest costs associated with WFS' borrowings. Net interest income totaled $12.0 million for the three months ended March 31, 1998 compared to $12.7 million for the same period in 1997. The following table shows the average rate earned on contracts and the average rate paid on borrowings, consisting primarily of advances from the Bank, together with the corresponding net interest rate spread for the periods indicated.


                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                        1998             1997
                                                       -------          -------
Yield on interest earning assets                         13.28%           14.46%
Cost of borrowings                                        8.93             6.63
                                                       -------          -------
Net interest rate spread                                  4.35%            7.83%
                                                       =======          =======


The decrease in the net interest rate spread is primarily due to a decline in the yield on consumer loans as WFS increases its mix of prime contracts and an increase in the cost of borrowings as a result of the Promissory Note.

Prior to securitizing contracts, WFS earns interest income on its contracts, pays interest expense to fund the contracts and absorbs any credit losses. After securitization, the net earnings are recorded as retained interest income. To protect against changes in interest rates, WFS hedges contracts prior to their securitization with two-year treasury forward agreements. Gains or losses on these forward agreements are deferred and included as part of the basis of the underlying contracts and recognized when the contracts are securitized.

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

GAIN ON SALE OF CONTRACTS

WFS recorded a gain on sale of contracts of $8.1 million for the three months ended March 31, 1998 compared to $7.3 million for the same period of 1997. The increase in the gain on sale is primarily the result of wider interest rate spreads and an increase in contracts sold. Contracts sold during the first quarter of 1998 totaled $525 million compared to $500 million during the same period of 1997. Gross interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuation are reduced through hedging activities.

PROVISION FOR CREDIT LOSSES

The Company maintains an allowance for credit losses to cover anticipated losses for contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the contracts held on balance sheet or by the reduction of the amount of contracts held on balance sheet. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet, pending sales of contracts and historical loss trends. When WFS sells contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculation of gain on sale. WFS believes that the allowance for credit losses is currently adequate to absorb potential losses in the on balance sheet portfolio. The provision for credit losses totaled $5.7 million for the three months ended March 31, 1998 compared to $3.3 million for the same period in 1997. The increase for the three months ended March 31, 1998, compared to the same period last year, is the result of a $3.0 million increase in the on balance sheet allowance for loan losses as a result of disruptions in the collections area during the restructuring. The allowance for loan losses as a percent of total on balance sheet contracts increased to 3.4% from 3.1% a year earlier.

OPERATING EXPENSES

Total operating expenses were $44.4 million for the three months ended March 31, 1998 compared to $40.4 million for the same period in 1997. The increase in total operating expenses is primarily attributable to $1.2 million in retention bonuses paid as part of the Company's restructuring program and an increase in the number of contracts serviced by WFS.

Salaries and employee benefits expense increased to $27.6 million for the three months ended March 31, 1998 compared to $23.8 million for the same period in 1997. Occupancy expense decreased to $2.8 million for the three months ended March 31, 1998 compared to $3.2 million for the same period in 1997.

Other operating expenses include credit and collections costs, telephone, data processing and other miscellaneous expenses. Credit and collections expense increased to $4.6 million for the three months ended March 31, 1998 compared to $3.1 million for the same period in 1997. Telephone expense totaled $2.2 million for the three months ended March 31, 1998 compared to $1.9 million for the same period in 1997. Miscellaneous expenses, which include travel, marketing, stationery, supplies, postage, legal, professional fees and other ancillary costs, decreased to $4.9 million for the three months ended March 31, 1998 compared to $6.0 million for the same period in 1997.

RESTRUCTURING

During the first quarter of 1998, WFS incurred $17.4 million of pre-tax restructuring related costs as part of the consolidation of the Company's western region Dealer Center and Branch Divisions into a single operation and the elimination of 150 redundant positions. Restructuring related costs included $1.2 million for retention arrangements for selected employees, $3.0 million in increased provisions as a result of disruptions in the collections area during the consolidation and $2.7 million in reduced servicing income. Restructuring related costs include a pre-tax restructuring charge of $10.5 million of which $0.6 million was for employee severance and $9.9 million was for lease termination fees and writeoff or disposition of assets in closed offices. The restructuring program is designed to reduce operating costs by approximately $1.0 million each month thereafter.

INCOME TAXES

WFS files federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. Other state tax returns are filed by WFS as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement that is based on the relative income or loss of each entity on a stand-alone basis. The effective tax rates for the three months ended March 31, 1998 and 1997 were 42.2% and 42.5%, respectively.


                               FINANCIAL CONDITION

CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE

WFS holds a portfolio of contracts on balance sheet for investment that totaled $33.9 million at March 31, 1998 and $52.6 million at December 31, 1997. Contracts held for sale totaled $260 million at March 31, 1998 compared to $184 million at December 31, 1997. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of contracts. WFS completed a securitization transaction of $525 million during the three months of 1998. WFS plans to continue to securitize contracts on a regular basis.

The following table presents information on the volume of prime and non-prime contracts and those secured by new and used autos for the periods indicated below:


                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                  ------------------------------
                                                    1998                  1997
                                                  --------              --------
                                                      (DOLLARS IN THOUSANDS)
Prime contracts                                   $361,870              $302,734
Non-prime contracts                                243,434               249,572
                                                  --------              --------
  Total volume                                    $605,304              $552,306
                                                  ========              ========

New vehicles                                      $ 96,737              $100,683
Used vehicles                                      508,567               451,623
                                                  --------              --------
  Total volume                                    $605,304              $552,306
                                                  ========              ========

AMOUNTS DUE FROM TRUSTS

The excess cash flow generated by contracts sold to trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, WFS advances additional monies to initially fund these spread accounts. These funds, as well as the excess spread, are released to WFS after the spread accounts reach a predetermined funding level. Amounts due from trusts represent funds due to WFS not yet disbursed from the spread accounts. The amounts due from trusts at March 31, 1998 were $331 million as compared with $295 million at year-end 1997. As a result of increased delinquency and default rates on sold loans, WFS has increased the amounts held in certain spread accounts in accordance with the requirements contained within the respective securitization transaction documents which, in turn, has increased the amounts due from trusts.

ASSET QUALITY

WFS has automated and centralized several processes related to asset quality which continues to be an area of significant focus. WFS utilizes an automated telephone dialing system ("predictive dialer") to aid in the service and collection process. The predictive dialer automatically dials the delinquent obligor and transfers the call to an available collector located at one of the two regional service centers. If the collection effort does not result in satisfactory resolution, then the call is forwarded to a collection specialist located in the appropriate office.

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

WFS has centralized its credit risk management functions. This centralized area is responsible for setting and monitoring credit policy, through reunderwriting, for the entire organization and oversees the development and implementation of WFS' computerized credit scoring system. This system will aid underwriters in making contract decisions so that rate, term and loan to value ratio can be adequately balanced against the assessed credit risk.

The following tables reflect WFS' delinquency, repossession and loss experience.

                                                MARCH 31, 1998                       DECEMBER 31, 1997
                                        -----------------------------         -----------------------------
                                         NUMBER                                 NUMBER
                                           OF                                     OF
                                        CONTRACTS            AMOUNT           CONTRACTS            AMOUNT
                                        ----------         ----------         ----------         ----------
                                                                (DOLLARS IN THOUSANDS)

Contracts serviced (1)                     424,507         $3,824,193            408,958         $3,680,817
                                        ==========         ==========         ==========         ==========
Period of delinquency (2)
  31-59 days                                 8,352         $   67,391              6,605         $   54,450
  60-89 days                                 2,582             21,408              2,161             18,652
  90 days or more                            1,179             10,155                918              7,762
                                        ----------         ----------         ----------         ----------
Total contracts delinquent                  12,113         $   98,954              9,684         $   80,864
                                        ==========         ==========         ==========         ==========
Delinquencies as a percentage of
  number and amount of contracts
  outstanding                                 2.85%              2.59%              2.37%              2.20%
                                        ==========         ==========         ==========         ==========

----------
(1) Includes delinquency information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

(2) The period of delinquency is based on the number of days payments are contractually past due.



                                                  MARCH 31, 1998                      DECEMBER 31, 1997
                                          -----------------------------         -----------------------------
                                            NUMBER             AMOUNT            NUMBER              AMOUNT
                                          ----------         ----------         ----------         ----------
                                                                 (DOLLARS IN THOUSANDS)
SERVICING PORTFOLIO (1)                      424,507         $3,824,193            408,958         $3,680,817
                                          ==========         ==========         ==========         ==========

Repossessed Assets                             1,709         $   10,046              1,554         $    9,672
                                          ==========         ==========         ==========         ==========

Repossessed assets as a percentage
  of number and amount of
  contracts outstanding                         0.40%              0.26%              0.38%              0.26%
                                          ==========         ==========         ==========         ==========

----------
(1) Includes repossession information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                           -----------------------------
                                                              1998               1997
                                                           ----------         ----------
                                                                (DOLLARS IN THOUSANDS)
Contracts serviced at end of period (1)                    $3,824,193         $3,215,105
                                                           ==========         ==========

Average during period                                      $3,739,041         $3,111,682
                                                           ==========         ==========

Gross chargeoffs of contracts during period                $   41,772         $   31,422
Recoveries of contracts charged off in prior periods            7,137              7,798
                                                           ----------         ----------
Net chargeoffs                                             $   34,635         $   23,624
                                                           ==========         ==========
Net chargeoffs as a percentage of contracts
  outstanding during period (2)                                  3.71%              3.04%
                                                           ==========         ==========

----------

(1) Includes loan loss information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS, and is net of unearned add-on interest.
(2) Annualized based on net chargeoffs as a percentage of average contracts outstanding during the three months ended March 31, 1998 and 1997.


Loss experience was impacted by the disruption in collection efforts during the restructuring, slower loan growth, the continued transitory effect of moving post repossession collection efforts to the asset recovery and remarketing centers and higher than expected bankruptcies.

The following table sets forth the cumulative static pool losses for all outstanding securitized pools.

                       CUMULATIVE STATIC POOL LOSS CURVES
                               AT MARCH 31, 1998


PERIOD  1993-3      1993-4      1994-1      1994-2      1994-3      1994-4      1995-1      1995-2      1995-3      1995-4
------  ------      ------      ------      ------      ------      ------      ------      ------      ------      ------
 0
 1       0.01%       0.00%       0.01%       0.03%       0.05%       0.00%       0.00%       0.03%       0.00%       0.00%
 2       0.04%       0.04%       0.07%       0.10%       0.11%       0.06%       0.10%       0.15%       0.09%       0.06%
 3       0.10%       0.07%       0.11%       0.20%       0.22%       0.18%       0.26%       0.23%       0.20%       0.16%
 4       0.20%       0.17%       0.19%       0.31%       0.34%       0.34%       0.43%       0.43%       0.36%       0.31%
 5       0.25%       0.25%       0.24%       0.40%       0.46%       0.49%       0.68%       0.58%       0.58%       0.52%
 6       0.29%       0.32%       0.37%       0.52%       0.58%       0.66%       0.79%       0.77%       0.80%       0.70%
 7       0.41%       0.40%       0.48%       0.69%       0.73%       0.77%       0.96%       0.95%       1.04%       0.86%
 8       0.49%       0.52%       0.56%       0.79%       0.81%       0.95%       1.10%       1.09%       1.27%       1.02%
 9       0.57%       0.60%       0.64%       0.90%       0.92%       1.10%       1.32%       1.28%       1.46%       1.13%
10       0.61%       0.70%       0.74%       1.06%       1.02%       1.21%       1.49%       1.49%       1.62%       1.26%
11       0.71%       0.79%       0.80%       1.17%       1.11%       1.37%       1.68%       1.64%       1.79%       1.41%
12       0.82%       0.92%       0.88%       1.22%       1.27%       1.50%       1.86%       1.81%       1.92%       1.52%
13       0.89%       1.02%       0.98%       1.28%       1.33%       1.64%       2.05%       1.94%       2.01%       1.66%
14       0.95%       1.11%       1.04%       1.34%       1.39%       1.74%       2.20%       2.09%       2.17%       1.86%
15       1.01%       1.18%       1.08%       1.43%       1.46%       1.91%       2.38%       2.16%       2.28%       2.07%
16       1.16%       1.30%       1.15%       1.53%       1.56%       2.06%       2.51%       2.24%       2.42%       2.26%
17       1.19%       1.36%       1.19%       1.58%       1.66%       2.13%       2.67%       2.36%       2.57%       2.47%
18       1.26%       1.45%       1.22%       1.67%       1.76%       2.26%       2.79%       2.46%       2.86%       2.59%
19       1.36%       1.49%       1.22%       1.73%       1.83%       2.34%       2.90%       2.55%       3.08%       2.72%
20       1.39%       1.58%       1.29%       1.76%       1.89%       2.43%       2.98%       2.69%       3.23%       2.88%
21       1.42%       1.65%       1.37%       1.83%       1.94%       2.49%       3.08%       2.83%       3.38%       2.95%
22       1.44%       1.66%       1.40%       1.89%       1.98%       2.56%       3.21%       2.96%       3.49%       3.04%
23       1.46%       1.71%       1.45%       1.90%       2.09%       2.61%       3.27%       3.06%       3.59%       3.13%
24       1.50%       1.73%       1.50%       1.92%       2.13%       2.68%       3.41%       3.17%       3.68%       3.22%
25       1.52%       1.78%       1.51%       1.96%       2.18%       2.78%       3.53%       3.24%       3.74%       3.30%
26       1.52%       1.80%       1.56%       1.98%       2.26%       2.89%       3.59%       3.28%       3.81%       3.37%
27       1.54%       1.81%       1.58%       2.01%       2.36%       2.97%       3.68%       3.33%       3.88%       3.47%
28       1.56%       1.85%       1.58%       2.01%       2.41%       3.05%       3.72%       3.42%       3.97%       3.50%
29       1.60%       1.85%       1.58%       2.03%       2.46%       3.07%       3.77%       3.46%       4.01%       3.58%
30       1.61%       1.88%       1.57%       2.07%       2.50%       3.12%       3.82%       3.49%       4.06%       3.65%
31       1.61%       1.88%       1.58%       2.11%       2.54%       3.18%       3.87%       3.52%       4.07%       3.75%
32       1.63%       1.90%       1.63%       2.15%       2.59%       3.21%       3.91%       3.56%       4.14%
33       1.64%       1.89%       1.66%       2.17%       2.61%       3.25%       3.95%       3.55%       4.20%
34       1.66%       1.88%       1.65%       2.19%       2.63%       3.26%       3.99%       3.60%       4.26%
35       1.67%       1.88%       1.69%       2.20%       2.62%       3.28%       4.02%       3.62%
36       1.67%       1.89%       1.71%       2.21%       2.62%       3.29%       4.00%       3.67%
37       1.67%       1.92%       1.69%       2.21%       2.64%       3.31%       4.05%
38       1.66%       1.94%       1.71%       2.21%       2.66%       3.33%       4.06%
39       1.66%       1.94%       1.70%       2.22%       2.66%       3.34%       4.10%
40       1.64%       1.95%       1.69%       2.21%       2.64%       3.35%
41       1.64%       1.95%       1.69%       2.21%       2.66%       3.38%
42       1.65%       1.94%       1.68%       2.22%       2.68%       3.41%
43       1.66%       1.96%       1.69%       2.20%       2.69%
44       1.65%       1.96%       1.69%       2.20%
45       1.64%       1.96%       1.70%       2.20%
46       1.63%       1.96%       1.69%       2.20%
47       1.63%       1.95%       1.71%
48       1.63%       1.95%       1.71%
49       1.62%       1.93%       1.71%
50       1.62%       1.93%
51       1.62%       1.93%
52       1.60%       1.94%
53       1.60%
54       1.60%
55       1.59%

                       CUMULATIVE STATIC POOL LOSS CURVES
                                AT MARCH 31, 1998


PERIOD  1995-5      1996-A      1996-B      1996-C      1996-D      1997-A      1997-B      1997-C      1997-D      1998-A
------  ------      ------      ------      ------      ------      ------      ------      ------      ------      ------
 0
 1       0.01%       0.00%       0.01%       0.00%       0.02%       0.00%       0.00%       0.00%       0.00%       0.00%
 2       0.09%       0.06%       0.09%       0.09%       0.10%       0.08%       0.07%       0.06%       0.05%
 3       0.16%       0.17%       0.20%       0.22%       0.24%       0.20%       0.18%       0.15%       0.14%
 4       0.32%       0.29%       0.35%       0.52%       0.44%       0.36%       0.39%       0.29%       0.31%
 5       0.48%       0.48%       0.61%       0.74%       0.71%       0.62%       0.56%       0.46%
 6       0.62%       0.63%       0.88%       0.98%       0.93%       0.85%       0.77%       0.67%
 7       0.78%       0.81%       1.14%       1.27%       1.16%       1.12%       1.10%       0.93%
 8       0.98%       1.08%       1.42%       1.52%       1.43%       1.45%       1.40%
 9       1.16%       1.35%       1.67%       1.77%       1.72%       1.70%       1.70%
10       1.32%       1.63%       1.91%       1.98%       2.03%       2.02%       2.00%
11       1.54%       1.87%       2.18%       2.21%       2.34%       2.32%
12       2.01%       2.06%       2.38%       2.49%       2.62%       2.61%
13       2.03%       2.28%       2.58%       2.73%       2.97%       2.92%
14       2.25%       2.47%       2.79%       2.99%       3.27%
15       2.41%       2.63%       2.95%       3.21%       3.53%
16       2.59%       2.79%       3.14%       3.47%       3.79%
17       2.77%       2.97%       3.38%       3.70%
18       2.88%       3.12%       3.55%       3.94%
19       3.00%       3.31%       3.80%       4.18%
20       3.12%       3.49%       3.98%
21       3.24%       3.63%       4.14%
22       3.39%       3.80%       4.31%
23       3.53%       3.95%
24       3.64%       4.10%
25       3.72%       4.22%
26       3.83%
27       3.95%
28       4.08%


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

Although WFS does not have publicly rated debt, its parent, Western Financial Bank, receives senior and subordinated debt ratings. In April 1998, Standard & Poor's and Fitch IBCA lowered the outstanding ratings of the Bank's senior and subordinated debt. Although these downgrades did not have a material impact on current funding sources, results of operations or liquidity, future downgrades could materially affect WFS' future financing costs.

The cash flows from operating activities of WFS primarily relates to the purchase, securitization and principal receipts of contracts. The major components of cash flows related to operating activities are cash needed to purchase contracts which totaled $605 million for the three months ended March 31, 1998, compared to $552 million for the same period in 1997. Operating activities also generated cash flows through securitizations and principal receipts on contracts. WFS securitized $525 million and $500 million for the three months ended March 31, 1998 and 1997 respectively.

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

The cash flows from financing activities primarily relates to amounts held on behalf of trustee and borrowings from parent. These cash flows historically have provided a consistent source of cash for WFS. Pursuant to the reinvestment contract with the Bank, WFS is able to utilize principal and interest collections on contracts sold in its day to day operations until payments are due to the investors. These principal and interest collections represent amounts held on behalf of trustee. As the Company continues to increase the size of its servicing portfolio, WFS expects such amounts to increase. Additional financing sources include a $125 million Senior Note, a $50 million Promissory Note and a $600 million Line of Credit. The Senior Note is unsecured and has a fixed interest rate of 7.25% and a final maturity in 2003. The Promissory Note has a fixed interest rate of 9.42% and a final maturity in 2002. The Line of Credit had interest rates of 5.70% and 5.58% for the three months ended March 31, 1998 and 1997, respectively. At March 31, 1998, WFS did not have any draws outstanding on the Line of Credit.

These financing sources are expected to provide adequate funding of the Company's operations and, while no assurance can be given, the Company believes that its sources of liquidity are sufficient to meet its short and long term cash requirements.

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

YEAR 2000

The Company continues to assess its exposure related to the impact of the Year 2000 data issue which is attributable to the fact that many computer programs use only two digits to identify a year in a date field. Based on the information obtained to date, management does not expect that the cost of conversion will have a material adverse impact on the Company's financial position, results of operations or cash flows. There has been no material change in the expected level of preparedness by the Company since December 31, 1997.

FORWARD-LOOKING STATEMENTS

The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for these types of statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect WFS' current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The forward-looking terminology such as "believe," "expect," "design," "anticipate," "intend," "may," "will," "should," "estimate," "continue," and/or the negative thereof or other comparable expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. WFS undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for auto contracts, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by the consumer and demographics of WFS' lending markets; (2) continued dealer relationships; (3) fluctuations between auto interest rates and the cost of funds; (4) federal and state regulation of WFS' auto lending operations; (5) competition within the auto lending industry; (6) the availability and cost of securitization transactions and (7) the impact of the restructuring of WFS' operations.

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


                                          WFS FINANCIAL INC
                                          -----------------
                                            (Registrant)



 Date: May 12, 1998                       By:/s/JOY SCHAEFER
       ----------------                      -----------------------------------
                                             Joy Schaefer
                                             Vice Chairman, President, Chief
                                             Executive Officer and Chief
                                             Operating Officer

 Date: May 12, 1998                       By:/s/LEE A. WHATCOTT
       ----------------                      -----------------------------------
                                             Lee A. Whatcott
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)