Form 10-Q
period 1998-06-30
WFS FINANCIAL INC
filed 1998-08-14
CIK 946343

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               (Mark One)

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                For the transition period from            to
                                              -----------    -----------

                         COMMISSION FILE NUMBER 0-26458
                         ------------------------------


                                WFS FINANCIAL INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  CALIFORNIA                              33-0291646
        -------------------------------                ----------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)


                    23 PASTEUR, IRVINE, CALIFORNIA 92618-3816
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (949) 727-1000
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

As of July 31, 1998, the registrant had 25,708,611 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 27.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 1998

                                TABLE OF CONTENTS

                                  -------------


                                                                                      Page No.
                                                                                      --------
  PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Statements of Financial Condition at
             June 30, 1998 and December 31, 1997                                          3

             Consolidated Statements of Income (Loss) and Comprehensive
             Income (Loss) for the Three and Six Months Ended
             June 30, 1998 and 1997                                                       4

             Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1998 and 1997                                      5

             Notes to Unaudited Consolidated Financial Statements                         6

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                         12

 PART II.    OTHER INFORMATION

  Item 1.    Legal Proceedings                                                           25

  Item 2.    Changes in Securities                                                       25

  Item 3.    Defaults Upon Senior Securities                                             25

  Item 4.    Submission of Matters to a Vote of Security Holders                         25

  Item 5.    Other Information                                                           26

  Item 6.    Exhibits and Reports on Form 8-K                                            26

SIGNATURES                                                                               27

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                     JUNE 30,       December 31,
                                                                      1998              1997
                                                                    ---------        ---------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
  Short term investments                                            $  28,295        $ 143,815
  Contracts receivable                                                 37,219           52,596
  Contracts held for sale                                             291,691          183,529
  Allowance for credit losses                                          (9,217)          (6,787)
                                                                    ---------        ---------
    Contracts receivable, net                                         319,693          229,338
  Amounts due from trusts                                             326,751          295,123
  Retained interest in securitized assets                             179,069          181,177
  Property, plant and equipment, net                                   24,375           21,406
  Accrued interest receivable                                           1,877            1,867
  Other assets                                                          5,978            5,434
                                                                    ---------        ---------
                                                                    $ 886,038        $ 878,160
                                                                    =========        =========

LIABILITIES
  Notes payable - parent                                            $ 175,000        $ 175,000
  Amounts held on behalf of trustee                                   508,622          488,654
  Other liabilities                                                    35,609           34,613
                                                                    ---------        ---------
                                                                      719,231          698,267

SHAREHOLDERS' EQUITY
  Common stock, no par value; authorized 50,000,000 shares;
    issued and outstanding 25,708,611 shares in 1998 and
    in 1997                                                            73,564           73,564
  Additional paid-in capital                                            4,000            4,000
  Retained earnings                                                    88,832          101,882


  Unrealized gain on retained interest in securitized assets,
    net of tax                                                            411              447
                                                                    ---------        ---------
                                                                      166,807          179,893
                                                                    ---------        ---------
                                                                    $ 886,038        $ 878,160
                                                                    =========        =========

----------------------

     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       JUNE 30,                    JUNE 30,
                                              --------------------------  ---------------------------
                                                  1998           1997         1998           1997
                                              ------------  ------------  ------------   ------------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES
  Interest income                             $     17,903  $     16,299  $     33,193   $     30,591
  Interest expense - parent                          3,992         2,602         7,262          4,209
                                              ------------  ------------  ------------   ------------
  Net interest income                               13,911        13,697        25,931         26,382
  Servicing income                                  18,724        42,582        36,149         81,229
  Gain on sale of contracts                         10,863         6,491        18,949         13,835
                                              ------------  ------------  ------------   ------------
TOTAL REVENUES                                      43,498        62,770        81,029        121,446

EXPENSES
  Provision for credit losses                        1,357         1,233         7,098          4,537
  Operating expenses:
    Salaries and employee benefits                  23,679        26,396        51,249         50,177
    Occupancy                                        2,441         3,182         5,258          6,341
    Credit and collections                           5,022         3,594         9,603          6,649
    Telephone                                        2,355         1,785         4,529          3,698
    Data processing                                  2,155         4,237         4,517          6,661
    Miscellaneous                                    5,963         5,029        10,817         11,059
                                              ------------  ------------  ------------   ------------
TOTAL OPERATING EXPENSES                            41,615        44,223        85,973         84,585
  Restructuring charge                                  --            --        10,500             --
                                              ------------  ------------  ------------   ------------
TOTAL EXPENSES                                      42,972        45,456       103,571         89,122
                                              ------------  ------------  ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                      526        17,314       (22,542)        32,324
  Income tax expense (benefit)                         234         7,364        (9,492)        13,742
                                              ------------  ------------  ------------   ------------
NET INCOME (LOSS)                                      292         9,950       (13,050)        18,582
                                              ------------  ------------  ------------   ------------

OTHER COMPREHENSIVE INCOME (LOSS),
NET OF INCOME TAXES
  Change in unrealized gain/loss on retained
  interest in securitized assets                        --           583           (36)           (35)
                                              ------------  ------------  ------------   ------------

COMPREHENSIVE INCOME (LOSS)                   $        292  $     10,533  $    (13,086)  $     18,547
                                              ============  ============  ============   ============


NET INCOME (LOSS) PER COMMON SHARE:
  BASIC                                       $       0.01  $       0.39  $      (0.51)  $       0.72
  DILUTED                                             0.01          0.39         (0.51)          0.72


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
  BASIC                                         25,708,611    25,684,168    25,708,611     25,684,168
  DILUTED                                       25,709,228    25,684,168    25,708,611     25,684,168


--------

     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                  -------------------------
                                                                      1998          1997
                                                                  -----------   -----------
                                                                    (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)                                                 $   (13,050)  $    18,582
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
  Provision for credit losses                                           7,098         4,537
  Depreciation                                                          4,307         4,330
  Amortization of retained interest in securitized assets              57,103        13,431
  Loss on disposal of assets                                            4,479            --
  (Increase) decrease in assets:
    Automobile contracts:
      Purchase of contracts                                        (1,322,540)   (1,165,594)
      Proceeds from sale of contracts                               1,185,000     1,090,000
      Other change in contracts                                        40,149        43,189
    Other assets                                                         (614)       (1,122)
  Increase in liabilities:
    Other liabilities                                                   1,023        10,076
                                                                  -----------   -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                   (37,045)       17,429

INVESTING ACTIVITIES
Purchase of property, plant and equipment                             (11,756)       (7,024)
Increase in trust receivable                                          (31,629)      (63,656)
Increase in retained interest in securitized asset                    (55,058)      (51,382)
                                                                  -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES                                 (98,443)     (122,062)

FINANCING ACTIVITIES
Increase in trustee accounts                                           19,968        77,581
                                                                  -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              19,968        77,581

DECREASE IN CASH AND CASH EQUIVALENTS                                (115,520)      (27,052)
Cash and cash equivalents at beginning of period                      143,815       109,070
                                                                  -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    28,295   $    82,018
                                                                  ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
  Interest                                                        $     6,302   $     3,386
  Income taxes                                                             --         4,376

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the WFS Financial Inc ("WFS" or the "Company") Form 10-K.

Certain amounts from the 1997 consolidated financial statement amounts have been reclassified to conform to the 1998 presentation.

The Company has entered into or committed to two-year Treasury securities forward agreements as hedges against market value changes in designated portions of its contract portfolios. Recognition of unrealized gains or losses is deferred until the sale of contracts. When the related contracts are sold, the deferred gains or losses from these contracts are recognized in the consolidated statement of income as a component of net gains or losses on sales of contracts.


NOTE B - NET CONTRACTS RECEIVABLE
Net contracts receivable consisted of the following:


                                                         JUNE 30,     DECEMBER 31,
                                                           1998           1997
                                                        ---------      ---------
                                                         (DOLLARS IN THOUSANDS)
                                                        ---------      ---------
Contracts                                               $ 349,174      $ 253,455
Unearned discounts                                        (28,055)       (22,226)
                                                        ---------      ---------
                                                          321,119        231,229
Allowance for credit losses                                (9,217)        (6,787)
Dealer participation, net of deferred contract fees         7,791          4,896
                                                        ---------      ---------
  Net contracts receivable                              $ 319,693      $ 229,338
                                                        =========      =========

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table presents the changes in amounts deferred and carried as adjustments to the contract balance including contract fees and dealer participation.


                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                         JUNE 30,                      JUNE 30,
                                   ----------------------      ----------------------
                                     1998          1997          1998          1997
                                   ----------------------      ----------------------
                                                (DOLLARS IN THOUSANDS)
Balance at beginning of period     $  6,664      $  6,495      $  4,896      $  5,643
New deferrals                        19,898        17,057        36,101        33,316
Amortization                         (1,175)       (1,126)       (2,140)       (2,167)
Sales                               (17,596)      (16,221)      (31,066)      (30,587)
                                   --------      --------      --------      --------
Balance at end of period           $  7,791      $  6,205      $  7,791      $  6,205
                                   ========      ========      ========      ========

WFS uses two-year Treasury securities forward agreements to minimize its exposure to interest rate risk. The fair value of these instruments may vary with changes in interest rates. At June 30, 1998, WFS had forward agreements with a notional face amount outstanding of $205 million. The fair value of these forward agreements was a loss of $160 thousand.

Contracts serviced by WFS for the benefit of others totaled approximately $3.7 billion at June 30, 1998 and $3.4 billion at December 31, 1997.


NOTE C - ALLOWANCE FOR CREDIT LOSSES
Changes in the allowance for credit losses for owned contracts were as follows:


                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                          JUNE 30,                  JUNE 30,
                                   --------------------      --------------------
                                     1998        1997         1998         1997
                                   -------      -------      -------      -------
                                               (DOLLARS IN THOUSANDS)
Balance at beginning of period     $ 9,787      $ 8,261      $ 6,787      $ 7,648
Provision for credit losses          1,357        1,233        7,098        4,537
Charged off contracts               (3,071)      (3,023)      (6,452)      (6,808)
Recoveries                           1,144        1,042        1,784        2,136
                                   -------      -------      -------      -------
Balance at end of period           $ 9,217      $ 7,513      $ 9,217      $ 7,513
                                   =======      =======      =======      =======

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE D- SECURITIZED ASSETS
Retained interest in securitized assets ("RISA") capitalized upon securitization of contracts represent the present value of the estimated future earnings to be received by WFS from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the contracts sold and the certificate rate paid to the investors less contractually specified servicing and guarantor fees.

Prepayment and credit loss assumptions are utilized to project future earnings and are based upon historical experience. Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of asset impairment. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the contracts.

Future earnings are discounted at a rate management believes to be representative of the market at the time of securitization. The balance of the RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. RISAs are classified in a manner similar to available for sale securities and as such are marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of other comprehensive income (loss) on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and shareholders' equity on the Consolidated Statements of Financial Condition as an unrealized gain or loss, net of applicable taxes.

WFS retains the rights to service all contracts it securitizes. Consumer servicing rights assets ("CSRA") represent the present value of the estimated future earnings to be received from servicing securitized contracts. These earnings are calculated by estimating future servicing revenues, including contractually specified servicing fee, late charges, other ancillary income, and float benefit and netting them against the actual cost to service contracts. WFS has not capitalized any servicing rights as of June 30, 1998.

The following table presents the activity of the RISA.


                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                                 ------------------------      ------------------------
                                                    1998          1997            1998           1997
                                                 ---------      ---------      ---------      ---------
                                                             (DOLLARS IN THOUSANDS)
Beginning balance                                $ 177,307      $ 135,113      $ 181,177      $ 121,597
Additions                                           31,670         29,597         55,058         51,382
Amortization                                       (29,908)        (6,229)       (57,103)       (13,431)
Change in unrealized gain/loss on securities
  available for sale                                    --          1,006            (63)           (61)
                                                 ---------      ---------      ---------      ---------
Ending balance                                   $ 179,069      $ 159,487      $ 179,069      $ 159,487
                                                 =========      =========      =========      =========

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

The following table sets forth the components of the RISA:


                                                                            JUNE 30,         DECEMBER 31,
                                                                             1998               1997
                                                                          -----------       -----------
                                                                              (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings                                  $   432,541       $   438,190
Off balance sheet allowance for  losses                                      (228,911)         (236,796)
Discount to present value                                                     (24,561)          (20,217)
                                                                          -----------       -----------
Retained interest in securitized assets                                   $   179,069       $   181,177
                                                                          ===========       ===========

Outstanding balance of contracts sold through securitizations             $ 3,730,016       $ 3,449,590


Off balance sheet allowance for losses as a percent of contracts sold
  through securitizations                                                        6.14%             6.86%


WFS believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE E - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following at:



                                                          JUNE 30,     DECEMBER 31,
                                                           1998            1997
                                                          -------        -------
                                                          (DOLLARS IN THOUSANDS)
Land                                                      $ 2,017        $ 2,017
Construction in progress                                      518          2,749
Buildings                                                   8,222             --
Computers and software                                     23,861         29,446
Furniture, fixtures and leasehold improvements              4,421          3,993
Equipment                                                   3,408          3,617
Automobiles                                                   216            214
                                                          -------        -------
                                                           42,663         42,036
Less accumulated depreciation                              18,288         20,630
                                                          -------        -------
                                                          $24,375        $21,406
                                                          =======        =======


NOTE F - INTERCOMPANY AGREEMENTS
WFS receives advances in the form of a warehouse line of credit ("Line of Credit"), a senior note payable ("Senior Note") and an additional note payable ("Promissory Note") from its parent, Western Financial Bank (the "Bank") to fund its operations.

The Line of Credit agreement permits WFS to draw up to $600 million to be used in its operations. The interest rate was 5.71% and 5.66% for the six months ended June 30, 1998 and 1997, respectively. Interest payments are calculated based on the average amount outstanding. At June 30, 1998, WFS did not have any draws outstanding on the Line of Credit.

WFS also borrowed $125 million from the Bank under the terms of the Senior Note, which is still outstanding. Interest is calculated at the rate of 7.25% per annum.

Additionally, WFS borrowed $50 million from the Bank under the terms of the Promissory Note, which is still outstanding. Interest is calculated at the rate of 9.42% per annum.

WFS also invests its excess cash at the Bank under an Investment Agreement. The Bank pays WFS an

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


interest rate equal to the federal composite commercial paper rate on this excess cash. The weighted average interest rate was 5.49% and 5.59% for the six months ended June 30, 1998 and 1997, respectively. At June 30,1998, WFS held $19.8 million of excess cash with the Bank under the Investment Agreement.

Under the terms of the WFS Reinvestment Contract ("RIC") with the Bank, WFS may utilize principal and interest collections from contracts securitized. WFS may use these collections without limitations in its operations until payments are due to investors as long as they are deposited into a RIC at the Bank. Pursuant to the RIC, WFS pays to the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank. The fee paid to the Bank for the second quarter of 1998 was $0.2 million. During the six months ended June 30, 1998, the average amount outstanding on the RIC was $543 million. At June 30, 1998, the outstanding balance was $509 million.


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

For the six months ended June 30, 1998, the Company had a pre-tax unrealized loss on retained interest in securitized assets of $63 thousand and for the three and six months ended June 30, 1997, a gain of $1.0 million and a loss of $61 thousand, respectively.


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

The following table sets forth the computation of basic and diluted earnings per share:

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                            --------------------------  ---------------------------
                                                1998           1997             1998         1997
                                            ------------  ------------  ------------   ------------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC
Net income (loss)                           $        292  $      9,950  $    (13,050)  $     18,582
Average common shares outstanding             25,708,611    25,684,168    25,708,611     25,684,168
Net income (loss) per common share - basic  $       0.01  $       0.39  $      (0.51)  $       0.72


DILUTED
Net income (loss)                           $        292  $      9,950  $    (13,050)  $     18,582
Average common shares outstanding             25,708,611    25,684,168    25,708,611     25,684,168
Stock option adjustment                              617            --            --             --
Average common shares outstanding             25,709,228    25,684,168    25,708,611     25,684,168
Net income (loss) per common share -
  diluted                                   $       0.01  $       0.39  $      (0.51)  $       0.72


Options to purchase 793,791 and 529,067 shares of common stock were outstanding at June 30, 1998 and 1997, respectively, but were not included in the computation of diluted earnings because the Company had a loss or the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. The weighted average exercise price at June 30, 1998 and 1997 was $15.89 and $18.00 respectively, for the options outstanding.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

The primary sources of revenue for WFS are servicing income and net interest income. Servicing income is primarily generated following the securitization of installment sales contracts and installment loans (collectively "contracts") originated by WFS and consists of: (i) contractual servicing fees, (ii) retained interest income and (iii) fee income such as late charges and dealer acquisition fees which are earned regardless of whether or not a securitization has occurred. Contractual servicing is the servicing fee contractually due from a trust for servicing contracts which have been securitized. Retained interest income is the earnings derived from the excess spread which is equal to the difference between the stated interest rate on the contracts securitized and the interest rate on the securitizations, adjusted for credit losses, administrative expenses and contractual servicing fees. Late charges, deferment fees, documentation fees and other fees are also collected on contracts serviced and are retained by WFS. Net interest income is the difference between the interest earned on contracts not yet sold in securitization transactions and the interest paid on the liabilities used to fund such contracts.

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

WFS originated $717 million and $1.3 billion of contracts for the three and six months ended June 30, 1998 compared to $613 million and $1.2 billion of contracts for the same periods in 1997. This represents a 17% and 13% increase in production for the respective periods. WFS securitized $660 million and $1.2 billion of contracts for the three and six months ended June 30, 1998 compared with $590 million and $1.1 billion for the same periods in 1997.

The following table sets forth the contract origination, sale and principal reduction activity of WFS for the periods indicated.

                               THREE MONTHS ENDED          SIX MONTH ENDED
                                    JUNE 30,                   JUNE 30,
                          -------------------------   -------------------------
                             1998           1997          1998          1997
                          -----------   -----------   -----------   -----------
                                           (DOLLARS IN THOUSANDS)
Beginning balance         $   287,579   $   262,888   $   231,229   $   233,948
Originations                  717,236       613,288     1,322,540     1,165,594
Sales                        (660,000)     (590,000)   (1,185,000)   (1,090,000)
Principal reductions (1)      (23,696)      (24,956)      (47,650)      (48,322)
                          -----------   -----------   -----------   -----------
Ending balance            $   321,119   $   261,220   $   321,119   $   261,220
                          ===========   ===========   ===========   ===========

-----------

(1) Includes scheduled payments, prepayments and charge offs.


                                        RESULTS OF OPERATIONS

SERVICING INCOME

Total servicing income was $18.7 million and $36.1 million for the three and six months ended June 30, 1998 compared to $42.6 million and $81.2 million for the same periods in 1997. Servicing income declined due to lower retained interest income and higher amortization of retained interest in securitized assets as a result of higher losses in the three and six months ended June 30, 1998.

Retained interest income represents excess spread earned on securitized loans less any losses not absorbed by the off balance sheet allowance for losses. Changes in the amount of prepayments may also affect the amount and timing of retained interest income. Retained interest income is dependent upon the average excess spread on the contracts sold and the size of the serviced portfolio. The decrease in retained interest income for the three and six months ended June 30, 1998 compared with the same periods a year earlier is due to increased losses which reduced the amount of excess spread, as well as increased amortization of the RISA as expectations of future income decreased. Contractual servicing income is earned at rates ranging from 1% to 1.25% per annum on the outstanding balance of contracts securitized. Other fee income, consisting primarily of documentation fees, late charges and deferment fees also increased as a direct result of the increase in the number of contracts originated and outstanding. Increased competition may also affect the amount of other fee income that WFS may earn when originating or servicing contracts.

Servicing income consists of the following components:


                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,               JUNE 30,
                                      -------------------   --------------------
                                        1998       1997        1998        1997
                                      --------   --------   --------    --------
                                                (DOLLARS IN THOUSANDS)
Retained interest income              $    319   $ 25,571   $   (429)   $ 48,340
Contractual servicing income             9,286      7,825     17,874      14,505
Other fee income                         9,119      9,186     18,704      18,384
                                      --------   --------   --------    --------
  Total servicing income              $ 18,724   $ 42,582   $ 36,149    $ 81,229
                                      ========   ========   ========    ========


NET INTEREST INCOME

Net interest income is the difference between the rate earned on contracts held on balance sheet and the interest costs associated with WFS' borrowings. Net interest income totaled $13.9 million and $25.9 million for the three and six months ended June 30, 1998 compared to $13.7 million $26.4 million for the same periods in 1997. The following table shows the average rate earned on contracts and the average rate paid on borrowings, consisting primarily of advances from the Bank, together with the corresponding net interest rate spread for the periods indicated.


                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30,                     JUNE 30,
                                            --------------------          --------------------
                                            1998            1997           1998           1997
                                            -----          -----          -----          -----
Yield on interest earning assets            14.19%         14.14%         13.75%         14.29%
Cost of borrowings                           7.98           6.47           8.38           6.54
                                            -----          -----          -----          -----
Net interest rate spread                     6.21%          7.67%          5.37%          7.75%
                                            =====          =====          =====          =====

The decrease in the net interest rate spread for the three and six months ended June 30, 1998 compared to the same periods last year, is primarily due to a decline in the yield on consumer contracts as WFS increases its relative amounts of prime contracts and an increase in the cost of borrowings as a result of the Promissory Note.

Prior to securitizing contracts, WFS earns interest income on its contracts, pays interest expense to fund the contracts and absorbs any credit losses. After securitization, the net earnings are recorded as retained interest income. To protect against changes in interest rates, WFS hedges contracts prior to their securitization with two-year Treasury securities forward agreements. Gains or losses on these forward agreements are deferred and included as part of the basis of the underlying contracts and recognized when the contracts are securitized.

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

GAIN ON SALE OF CONTRACTS

WFS recorded a gain on sale of contracts of $10.9 million and $18.9 million for the three and six months ended June 30, 1998 compared to $6.5 million and $13.8 million for the same periods of 1997. The increase in the gain on sale is primarily the result of wider overall interest rate spreads with respect to serviced contracts and an increase in contracts sold. Contracts sold during the second quarter of 1998 totaled $660 million compared to $590 million during the same period of 1997. Gross interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuation are reduced through hedging activities.

PROVISION FOR CREDIT LOSSES

The Company maintains an allowance for credit losses to cover anticipated losses for contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the contracts held on balance sheet or by the reduction of the amount of contracts held on balance sheet. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet, pending sales of contracts and historical loss trends. When WFS sells contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculation of gain on sale. WFS believes that the allowance for credit losses is currently adequate to absorb potential losses in the on balance sheet portfolio. The provision for credit losses totaled $1.4 million and $7.1 million for the three and six months ended June 30, 1998 compared to $1.2 million and $4.5 million for the same periods in 1997. The increase for the six months ended June 30, 1998, compared to the same period last year, is the result of a $3.0 million increase in the on balance sheet allowance for loan losses as a result of disruptions in the collections area during the restructuring in the first quarter. The allowance for loan losses as a percent of total on balance sheet contracts remained unchanged at 2.9% compared to a year earlier.

OPERATING EXPENSES

Total operating expenses were $41.6 million and $86.0 million for the three and six months ended June 30, 1998 compared to $44.2 million and $84.6 million for the same periods in 1997. The decrease in operating expenses for the three months ended June 30, 1998 compared with June 30, 1997 was the result of the elimination of 150 redundant positions related to the first quarter restructure. The increase in total operating expenses for six months ended June 30, 1998 is primarily attributable to $1.2 million in retention bonuses paid as part of the Company's restructuring program and an increase in the number of contracts serviced by WFS.

Salaries and employee benefits expense was $23.7 million and $51.2 million for the three and six months ended June 30, 1998 compared to $26.4 million and $50.2 million for the same periods in 1997. Occupancy expense decreased to $2.4 million and $5.3 million for the three and six months ended June 30, 1998 compared to $3.2 million and $6.3 million for the same periods in 1997, as WFS consolidated 31 offices in the first quarter restructure.

RESTRUCTURING

In July, the Company announced its plan to restructure operations in the central and eastern United States patterned after the restructure of the western United States during the first quarter of 1998. As a result, approximately 125 redundant positions will be eliminated. The restructuring will result in a one-time pre-tax accounting charge for the third quarter of 1998 of approximately $3.0 million.

INCOME TAXES

WFS files federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. Other state tax returns are filed by WFS as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement that is based on the relative income or loss of each entity on a stand-alone basis. The effective tax rates for the six months ended June 30, 1998 and 1997 were 42.1% and 42.5%, respectively.

                              FINANCIAL CONDITION

CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE

WFS holds a portfolio of contracts on balance sheet for investment that totaled $37.2 million at June 30, 1998 and $52.6 million at December 31, 1997. Contracts held for sale totaled $292 million at June 30, 1998 compared to $184 million at December 31, 1997. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of contracts. WFS completed securitization transactions totalling $1.2 billion during the first six months of 1998. WFS plans to continue to securitize contracts on a regular basis.

The following table presents information on the volume of prime and non-prime contracts and those secured by new and used autos for the periods indicated below:


                      THREE MONTHS ENDED        SIX MONTH ENDED
                             JUNE 30,               JUNE 30,
                     ----------------------  ----------------------
                        1998        1997        1998        1997
                     ----------  ----------  ----------  ----------
                                 (DOLLARS IN THOUSANDS)
Prime contracts      $  498,075  $  334,324  $  859,945  $  637,057
Non-prime contracts     219,161     278,964     462,595     528,537
                     ----------  ----------  ----------  ----------
  Total volume       $  717,236  $  613,288  $1,322,540  $1,165,594
                     ==========  ==========  ==========  ==========

New vehicles         $  139,664  $  108,665  $  236,402  $  209,348
Used vehicles           577,572     504,623   1,086,138     956,246
                     ----------  ----------  ----------  ----------
  Total volume       $  717,236  $  613,288  $1,322,540  $1,165,594
                     ==========  ==========  ==========  ==========


AMOUNTS DUE FROM TRUSTS

The excess cash flow generated by contracts sold to trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, WFS advances additional monies to initially fund these spread accounts. These funds, as well as the excess spread, are released to WFS after the spread accounts reach a predetermined funding level. Amounts due from trusts represent funds due to WFS not yet disbursed from the spread accounts. The amounts due from trusts at June 30, 1998 were $327 million as compared with $295 million at year-end 1997. As a result of increased delinquency and default rates on sold loans, WFS has increased the amounts held in certain spread accounts in accordance with the requirements contained within the respective securitization transaction documents which, in turn, has increased the amounts due from trusts.

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

The following tables reflect WFS' delinquency, repossession and loss experience.

                                        JUNE 30, 1998         DECEMBER 31, 1997
                                  -----------------------   -----------------------
                                   NUMBER                    NUMBER
                                    OF                         OF
                                  CONTRACTS      AMOUNT     CONTRACTS      AMOUNT
                                  ----------   ----------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS)
Contracts serviced (1)               442,447   $4,051,134      408,958   $3,680,817
                                  ==========   ==========   ==========   ==========
Period of delinquency (2)
  31-59 days                          10,469   $   84,500        6,605   $   54,450
  60-89 days                           2,995       24,529        2,161       18,652
  90 days or more                      1,338       11,173          918        7,762
                                  ----------   ----------   ----------   ----------
Total contracts delinquent            14,802   $  120,202        9,684   $   80,864
                                  ==========   ==========   ==========   ==========
Delinquencies as a percentage of
  number and amount of contracts
  outstanding                           3.35%        2.97%        2.37%        2.20%
                                  ==========   ==========   ==========   ==========


(1) Includes delinquency information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

(2) The period of delinquency is based on the number of days payments are contractually past due.



                                        JUNE 30, 1998        DECEMBER 31, 1997
                                    --------------------   --------------------
                                     NUMBER     AMOUNT      NUMBER     AMOUNT
                                    -------   ----------   -------   ----------
                                              (DOLLARS IN THOUSANDS)
SERVICING PORTFOLIO (1)             442,447   $4,051,134   408,958   $3,680,817
                                    =======   ==========   =======   ==========

Repossessed Assets                    1,129   $    6,621     1,554   $    9,672
                                    =======   ==========   =======   ==========

Repossessed assets as a
  percentage of number and
  amount of contracts
  outstanding                          0.26%        0.16%     0.38%        0.26%
                                    =======   ==========   =======   ==========



-------------------

(1) Includes repossession information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                               -------------------------     -------------------------
                                                  1998           1997           1998           1997
                                               ----------     ----------     ----------     ----------
                                                               (DOLLARS IN THOUSANDS)
Contracts serviced at end of period (1)        $4,051,134     $3,421,213     $4,051,134     $3,421,213
                                               ==========     ==========     ==========     ==========

Average during period                          $3,923,566     $3,303,619     $3,831,304     $3,207,651
                                               ==========     ==========     ==========     ==========

Gross chargeoffs of contracts                  $   39,140     $   30,486     $   80,912     $   61,908
Recoveries of contracts                             9,256          8,482         16,393         16,280
                                               ----------     ----------     ----------     ----------
Net chargeoffs                                 $   29,884     $   22,004     $   64,519     $   45,628
                                               ==========     ==========     ==========     ==========
Net chargeoffs as a percentage of contracts
  outstanding during period (2)                      3.05%          2.66%          3.37%          2.84%
                                               ==========     ==========     ==========     ==========


(1) Includes loan loss information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS, and is net of unearned add-on interest.

(2) Annualized based on net chargeoffs as a percentage of average contracts outstanding during the three months ended June 30, 1998 and 1997.


Loss experience was impacted by the disruption in collection efforts during the first quarter restructuring, the shift to greater non-prime paper during 1996 and 1997, slower loan growth, the continued transitory effect of moving post repossession collection efforts to the asset recovery and remarketing centers and higher than expected bankruptcies.

The following table sets forth the cumulative static pool losses for all outstanding securitized pools.

                       CUMULATIVE STATIC POOL LOSS CURVES
                                AT JUNE 30, 1998


 PERIOD     1994-2    1994-3   1994-4    1995-1   1995-2   1995-3    1995-4   1995-5    1996-A   1996-B
 ------     ------    ------   ------    ------   ------   ------    ------   ------    ------   ------
    1        0.03%    0.00%     0.00%     0.00%    0.03%    0.00%     0.00%    0.01%     0.00%    0.01%
    2        0.10%    0.05%     0.06%     0.10%    0.15%    0.09%     0.06%    0.09%     0.06%    0.09%
    3        0.20%    0.11%     0.18%     0.26%    0.23%    0.20%     0.16%    0.16%     0.17%    0.20%
    4        0.31%    0.22%     0.34%     0.43%    0.43%    0.36%     0.31%    0.32%     0.29%    0.35%
    5        0.40%    0.34%     0.49%     0.68%    0.58%    0.58%     0.52%    0.48%     0.48%    0.61%
    6        0.52%    0.46%     0.66%     0.79%    0.77%    0.80%     0.70%    0.62%     0.63%    0.88%
    7        0.69%    0.58%     0.77%     0.96%    0.95%    1.04%     0.86%    0.78%     0.81%    1.14%
    8        0.79%    0.73%     0.95%     1.10%    1.09%    1.27%     1.02%    0.98%     1.08%    1.42%
    9        0.90%    0.81%     1.10%     1.32%    1.28%    1.46%     1.13%    1.16%     1.35%    1.67%
   10        1.06%    0.92%     1.21%     1.49%    1.49%    1.62%     1.26%    1.32%     1.63%    1.91%
   11        1.17%    1.02%     1.37%     1.68%    1.64%    1.79%     1.41%    1.54%     1.87%    2.18%
   12        1.22%    1.11%     1.50%     1.86%    1.81%    1.92%     1.52%    2.01%     2.06%    2.38%
   13        1.28%    1.27%     1.64%     2.05%    1.94%    2.01%     1.66%    2.03%     2.28%    2.58%
   14        1.34%    1.33%     1.74%     2.20%    2.09%    2.17%     1.86%    2.25%     2.47%    2.79%
   15        1.43%    1.39%     1.91%     2.38%    2.16%    2.28%     2.07%    2.41%     2.63%    2.95%
   16        1.53%    1.46%     2.06%     2.51%    2.24%    2.42%     2.26%    2.59%     2.79%    3.14%
   17        1.58%    1.56%     2.13%     2.67%    2.36%    2.57%     2.47%    2.77%     2.97%    3.38%
   18        1.67%    1.66%     2.26%     2.79%    2.46%    2.86%     2.59%    2.88%     3.12%    3.55%
   19        1.73%    1.76%     2.34%     2.90%    2.55%    3.08%     2.72%    3.00%     3.31%    3.80%
   20        1.76%    1.83%     2.43%     2.98%    2.69%    3.23%     2.88%    3.12%     3.49%    3.98%
   21        1.83%    1.89%     2.49%     3.08%    2.83%    3.38%     2.95%    3.24%     3.63%    4.14%
   22        1.89%    1.94%     2.56%     3.21%    2.96%    3.49%     3.04%    3.39%     3.80%    4.31%
   23        1.90%    1.98%     2.61%     3.27%    3.06%    3.59%     3.13%    3.53%     3.95%    4.46%
   24        1.92%    2.09%     2.68%     3.41%    3.17%    3.68%     3.22%    3.64%     4.10%    4.58%
   25        1.96%    2.13%     2.78%     3.53%    3.24%    3.74%     3.30%    3.72%     4.22%    4.74%
   26        1.98%    2.18%     2.89%     3.59%    3.28%    3.81%     3.37%    3.83%     4.33%
   27        2.01%    2.26%     2.97%     3.68%    3.33%    3.88%     3.47%    3.95%     4.41%
   28        2.01%    2.36%     3.05%     3.72%    3.42%    3.97%     3.50%    4.08%     4.51%
   29        2.03%    2.41%     3.07%     3.77%    3.46%    4.01%     3.58%    4.16%
   30        2.07%    2.46%     3.12%     3.82%    3.49%    4.06%     3.65%    4.25%
   31        2.11%    2.50%     3.18%     3.87%    3.52%    4.07%     3.75%    4.31%
   32        2.15%    2.54%     3.21%     3.91%    3.56%    4.14%     3.80%
   33        2.17%    2.59%     3.25%     3.95%    3.55%    4.20%     3.83%
   34        2.19%    2.61%     3.26%     3.99%    3.60%    4.26%     3.87%
   35        2.20%    2.63%     3.28%     4.02%    3.62%    4.31%
   36        2.21%    2.62%     3.29%     4.00%    3.67%    4.34%
   37        2.21%    2.62%     3.31%     4.05%    3.70%    4.38%
   38        2.21%    2.64%     3.33%     4.06%    3.73%
   39        2.22%    2.66%     3.34%     4.10%    3.74%
   40        2.21%    2.66%     3.35%     4.14%
   41        2.21%    2.64%     3.38%     4.15%
   42        2.22%    2.66%     3.41%     4.16%
   43        2.20%    2.68%     3.42%
   44        2.20%    2.69%     3.44%
   45        2.20%    2.69%     3.44%
   46        2.20%    2.69%
   47        2.20%    2.71%
   48        2.20%
   49        2.19%

                       CUMULATIVE STATIC POOL LOSS CURVES
                                AT JUNE 30, 1998



 PERIOD     1996-C    1996-D   1997-A    1997-B   1997-C   1997-D    1998-A    1998-B
 ------     ------    ------   ------    ------   ------   ------    ------    ------
    0
    1        0.00%     0.02%    0.00%     0.00%    0.00%    0.00%     0.00%    0.00%
    2        0.09%     0.10%    0.08%     0.07%    0.06%    0.05%     0.04%
    3        0.22%     0.24%    0.20%     0.18%    0.15%    0.14%     0.11%
    4        0.52%     0.44%    0.36%     0.33%    0.29%    0.31%     0.25%
    5        0.74%     0.71%    0.62%     0.56%    0.46%    0.56%
    6        0.98%     0.93%    0.85%     0.77%    0.67%    0.75%
    7        1.27%     1.16%    1.12%     1.10%    0.93%    0.99%
    8        1.52%     1.43%    1.45%     1.40%    1.16%
    9        1.77%     1.72%    1.70%     1.70%    1.37%
   10        1.98%     2.03%    2.02%     2.00%    1.66%
   11        2.21%     2.34%    2.32%     2.22%
   12        2.49%     2.62%    2.61%     2.43%
   13        2.73%     2.97%    2.92%     2.66%
   14        2.99%     3.27%    3.14%
   15        3.21%     3.53%    3.30%
   16        3.47%     3.79%    3.55%
   17        3.70%     4.02%
   18        3.94%     4.19%
   19        4.18%     4.43%
   20        4.36%
   21        4.53%
   22        4.67%
   23
   24
   25
   26
   27
   28



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

The cash flows from operating activities of WFS primarily relates to the purchase, securitization and principal receipts of contracts. The major components of cash flows related to operating activities are cash needed to purchase contracts which totaled $1.3 billion for the six months ended June 30, 1998, compared to $1.2 billion for the same period in 1997. Operating activities also generated cash flows through securitizations and principal receipts on contracts. WFS securitized $1.2 billion and $1.1 billion for the six months ended June 30, 1998 and 1997 respectively.

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

The cash flows from financing activities primarily relates to amounts held on behalf of trustee and borrowings from parent. These cash flows historically have provided a consistent source of cash for WFS. Pursuant to the reinvestment contract with the Bank, WFS is able to utilize principal and interest collections on contracts sold in its day to day operations until payments are due to the investors. These principal and interest collections represent amounts held on behalf of trustee. As the Company continues to increase the size of its servicing portfolio, WFS expects such amounts to increase. Additional financing sources include a $125 million Senior Note, a $50 million Promissory Note and a $600 million Line of Credit. The Senior Note is unsecured and has a fixed interest rate of 7.25% and a final maturity in 2003. The Promissory Note has a fixed interest rate of 9.42% and a final maturity in 2002. The Line of Credit had interest rates of 5.71% and 5.66% for the six months ended June 30, 1998 and 1997, respectively. At June 30, 1998, WFS did not have any draws outstanding on the Line of Credit.

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

                          None

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

                          None

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                          On April 29, 1998, the Company held its annual shareholders' meeting. There were 25,708,611 shares of common stock outstanding entitled to vote, and a total of 25,131,570 shares (97.76%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to the Company's shareholders.

                          1. Proposal to elect directors, each for a two-year term.

                                                  FOR            WITHHELD
                                               ----------        ------
                          Bernard E. Fipp      25,120,914        10,656
                          Stanley E. Foster    25,121,114        10,456
                          Duane A. Nelles      25,120,914        10,656


                          2. Proposal to adopt the Company's Amended and Restated 1996 Stock Option Plan.

                          FOR                AGAINST         WITHHELD       BROKER NON-VOTE
                          ---                -------         --------       ---------------
                          25,108,542           17,396         5,632


                          3. Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1998.

                          FOR                AGAINST         WITHHELD       BROKER NON-VOTE
                          ---                -------         --------       ---------------
                          25,126,897           1,841            2,832

ITEM 5.                   OTHER INFORMATION

                          None

ITEM 6.                   EXHIBITS AND REPORTS ON FORM 8-K

        (a)               EXHIBITS

                          Exhibit 27 Financial Data Schedule for the Six Months Ended June 30, 1998

                          Exhibit 27.1 Restated Financial Data Schedule for the Year Ended December 31, 1996

                          Exhibit 27.2  Restated Financial Data Schedule for
                                        the Nine Months Ended September 30, 1997

                          Exhibit 27.3 Restated Financial Data Schedule for the Six Months Ended June 30, 1997

                          Exhibit 27.4 Restated Financial Data Schedule for the Three Months Ended March 31, 1997

                          Exhibit 27.5  Restated Financial Data Schedule for
                                        the Nine Months Ended September 30, 1996

                          Exhibit 27.6 Restated Financial Data Schedule for the Six Months Ended June 30, 1996

                          Exhibit 27.7 Restated Financial Data Schedule for the Three Months Ended March 31, 1996

        (b)               REPORTS ON FORM 8-K

                          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WFS FINANCIAL INC
--------------------------------------------------------------------------------
                                  (Registrant)






Date: August 12, 1998                 By:/s/JOY SCHAEFER
     --------------------             -----------------------------------------
                                      Joy Schaefer
                                      Jice Chairman, President, Chief Executive
                                      Vfficer and Chief Operating Officer




Date: August 12, 1998             By: /s/LEE A. WHATCOTT
     --------------------             -----------------------------------------
                                      Lee A. Whatcott
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

                                 EXHIBIT INDEX


EXHIBITS
   27           Financial Data Schedule for the Six Months Ended June 30, 1998

   27.1         Restated Financial Data Schedule for the Year Ended December 31,
                1996

   27.2         Restated Financial Data Schedule for the Nine Months Ended
                September 30, 1997

   27.3         Restated Financial Data Schedule for the Six Months Ended June
                30, 1997

   27.4         Restated Financial Data Schedule for the Three Months Ended
                March 31, 1997

   27.5         Restated Financial Data Schedule for the Nine Months Ended
                September 30, 1996

   27.6         Restated Financial Data Schedule for the Six Months Ended June
                30, 1996

   27.7         Restated Financial Data Schedule for the Three Months Ended
                March 31, 1996