Form 10-Q
period 1998-09-30
WFS FINANCIAL INC
filed 1998-11-16
CIK 946343

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                         COMMISSION FILE NUMBER 0-26458
                         ------------------------------


                                WFS FINANCIAL INC
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                    33-0291646
---------------------------------              --------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


                    23 PASTEUR, IRVINE, CALIFORNIA 92618-3816
                    -----------------------------------------
                    (Address of principal executive offices)


                                 (949) 727-1000
                   -------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 1998, the registrant had 25,708,611 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 28.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                           --------------------------

                                                                                      Page No.
                                                                                      --------
  PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Statements of Financial Condition at
             September 30, 1998 and December 31, 1997                                     3

             Consolidated Statements of Income (Loss) and Comprehensive
             Income (Loss) for the Nine Months Ended
             September 30, 1998 and 1997                                                  4

             Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 1998 and 1997                                5

             Notes to Unaudited Consolidated Financial Statements                         6

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                         13

 PART II.    OTHER INFORMATION

  Item 1.    Legal Proceedings                                                           27

  Item 2.    Changes in Securities                                                       27

  Item 3.    Defaults Upon Senior Securities                                             27

  Item 4.    Submission of Matters to a Vote of Security Holders                         27

  Item 5.    Other Information                                                           27

  Item 6.    Exhibits and Reports on Form 8-K                                            27

SIGNATURES                                                                               28

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS

                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            1998              1997
                                                                        -------------     ------------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
    Cash and cash equivalents                                            $     2,183       $   143,815
    Contracts receivable                                                      60,319            52,596
    Contracts held for sale                                                  947,117           183,529
    Allowance for credit losses                                               (9,220)           (6,787)
                                                                         -----------       -----------
        Contracts receivable, net                                            998,216           229,338
    Amounts due from trusts                                                  312,748           295,123
    Retained interest in securitized assets                                  157,106           181,177
    Property, plant and equipment, net                                        22,200            21,406
    Accrued interest receivable                                                5,716             1,867
    Other assets                                                               7,398             5,434
                                                                         -----------       -----------
                                                                         $ 1,505,567       $   878,160
                                                                         ===========       ===========

LIABILITIES
    Notes payable - parent                                               $   175,000       $   175,000
    Line of credit - parent                                                  611,512                --
    Amounts held on behalf of trustee                                        518,080           488,654
    Other liabilities                                                         36,750            34,613
                                                                         -----------       -----------
                                                                           1,341,342           698,267

SHAREHOLDERS' EQUITY
    Common stock, no par value; authorized 50,000,000 shares;
        issued and outstanding 25,708,611 shares in 1998 and
        in 1997                                                               73,564            73,564
    Additional paid-in capital                                                 4,000             4,000
    Retained earnings                                                         84,884           101,882
    Unrealized gain on retained interest in securitized assets,
        net of tax                                                             1,777               447
                                                                         -----------       -----------
                                                                             164,225           179,893
                                                                         -----------       -----------
                                                                         $ 1,505,567       $   878,160
                                                                         ===========       ===========

--------------------

  See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                            -------------------------------      -------------------------------
                                                1998               1997              1998                1997
                                            ------------       ------------      ------------       ------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES
    Interest income                         $     25,809       $     17,044      $     59,002       $     47,636
    Interest expense - parent                      7,666              2,677            14,928              6,888
                                            ------------       ------------      ------------       ------------
    Net interest income                           18,143             14,367            44,074             40,748
    Servicing income                              21,342             29,120            57,490            110,349
    Gain on sale of contracts                         --             11,594            18,949             25,429
                                            ------------       ------------      ------------       ------------
TOTAL REVENUES                                    39,485             55,081           120,513            176,526

EXPENSES
    Provision for credit losses                    2,291              1,211             9,389              5,748
    Operating expenses:
        Salaries and employee benefits            22,902             25,216            74,152             75,392
        Occupancy                                  1,931              3,195             7,189              9,537
        Credit and collections                     5,404              3,569            15,007             10,218
        Telephone                                  1,977              1,972             6,506              5,671
        Data processing                            2,024              4,077             6,540             10,738
        Miscellaneous                              5,291              5,100            16,107             16,159
                                            ------------       ------------      ------------       ------------
TOTAL OPERATING EXPENSES                          39,529             43,129           125,501            127,715
    Restructuring charge                           4,500                 --            15,000                 --
                                            ------------       ------------      ------------       ------------
TOTAL EXPENSES                                    46,320             44,340           149,890            133,463
                                            ------------       ------------      ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                 (6,835)            10,741           (29,377)            43,063
    Income tax expense (benefit)                  (2,887)             4,370           (12,379)            18,111
                                            ------------       ------------      ------------       ------------
NET INCOME (LOSS)                           $     (3,948)      $      6,371      $    (16,998)      $     24,952
                                            ------------       ------------      ------------       ------------

OTHER COMPREHENSIVE INCOME (LOSS), NET
OF INCOME TAXES
    Change in unrealized gain/loss on
    retained interest in securitized
    assets                                         1,366                351             1,330                316
                                            ------------       ------------      ------------       ------------

COMPREHENSIVE INCOME (LOSS)                 $     (2,582)      $      6,722      $    (15,668)      $     25,268
                                            ============       ============      ============       ============

NET INCOME (LOSS) PER COMMON SHARE:
    BASIC                                   $      (0.15)      $       0.25      $      (0.66)      $       0.97
    DILUTED                                        (0.15)              0.25             (0.66)              0.97

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
    BASIC                                     25,708,611         25,691,063        25,708,611         25,686,491
    DILUTED                                   25,708,611         25,729,858        25,708,611         25,686,491

-----------------

     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 -----------------------------
                                                                     1998              1997
                                                                 -----------       -----------
                                                                      (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)                                                $   (16,998)      $    24,952
Adjustments to reconcile net income (loss) to net cash
 (used in) provided by operating activities:
    Provision for credit losses                                        9,389             5,748
    Depreciation                                                       5,888             6,946
    Amortization of retained interest in securitized assets           81,421            33,165
    Loss on disposal of assets, restructuring                          6,847                --
    (Increase) decrease in assets:
        Automobile contracts:
           Purchase of contracts                                  (2,022,798)       (1,762,340)
           Proceeds from sale of contracts                         1,185,000         1,690,000
           Other change in contracts                                  59,619            71,042
        Other assets                                                  (5,900)           (2,291)
    Increase in liabilities:
        Other liabilities                                              1,175            21,232
                                                                 -----------       -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                 (696,357)           88,454

INVESTING ACTIVITIES
Purchase of property, plant and equipment                            (13,530)           (9,450)
Increase in trust receivable                                         (17,625)          (67,630)
Increase in retained interest in securitized asset                   (55,058)          (83,358)
                                                                 -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                                (86,213)         (160,438)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                    --               346
Increase in borrowings from parent                                   611,512            50,000
Increase in trustee accounts                                          29,426           120,419
                                                                 -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            640,938           170,765

INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS                   (141,632)           98,781
Cash and cash equivalents at beginning of period                     143,815           109,070
                                                                 -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $     2,183       $   207,851
                                                                 ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
    Interest                                                     $    13,276       $     6,386
    Income taxes                                                          --             4,388

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the WFS Financial Inc ("WFS" or the "Company") Form 10-K.

Certain amounts from the 1997 consolidated financial statement amounts have been reclassified to conform to the 1998 presentation.

In June 1998, the FASB issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". This statement provides guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements for fiscal years beginning after June 15, 1999. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE B - NET CONTRACTS RECEIVABLE
----------------------------------
Net contracts receivable consisted of the following:

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 1998             1997
                                                              -----------       -----------
                                                                 (DOLLARS IN THOUSANDS)
     Contracts                                                $ 1,060,060       $   253,455
     Unearned discounts                                           (77,592)          (22,226)
                                                              -----------       -----------
           Net contracts                                          982,468           231,229
     Allowance for credit losses                                   (9,220)           (6,787)
     Dealer participation, net of deferred contract fees           24,968             4,896
                                                              -----------       -----------
         Net contracts receivable                             $   998,216       $   229,338
                                                              ===========       ===========

The increase in net contracts receivable is because the Company did not securitize contracts in the third quarter of 1998.

The following table presents the changes in amounts deferred and carried as adjustments to the contract balance including contract fees and dealer participation.

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                              -----------------------       -----------------------
                                                1998           1997           1998           1997
                                              --------       --------       --------       --------
                                                       (DOLLARS IN THOUSANDS)
          Balance at beginning of period      $  7,791       $  6,205       $  4,896       $  5,643
          New deferrals                         19,036         15,871         55,137         49,188
          Amortization                          (1,859)        (1,030)        (3,999)        (3,197)
          Sales                                     --        (15,999)       (31,066)       (46,587)
                                              --------       --------       --------       --------
          Balance at end of period            $ 24,968       $  5,047       $ 24,968       $  5,047
                                              ========       ========       ========       ========


The contracts purchased by the Company are fixed-rate loans. The Company bears the risk of interest-rate increases during the period between the setting of the rate at which the contract will be acquired and their sale in a securitization transaction. In order to mitigate this risk, the Company uses two-year Treasury securities forward agreements to minimize its exposure to interest rate risk during the relevant period. The fair value of these instruments may vary with changes in interest rates. Generally, these agreements are entered into by WFS in amounts which correspond to the principal amount of the securitization transactions. The market value of these forward agreements is designed to respond inversely to the market value changes of the underlying contracts. Because of this inverse relationship, WFS can effectively lock in its gross interest rate spread at the time of entering into the hedge transaction. Gains

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts. WFS enters into these forward agreements either with its parent, Western Financial Bank (the "Bank"), or highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. WFS hedges substantially all of its contracts pending securitization.

At September 30, 1998, WFS had forward agreements with a notional face amount outstanding of $928 million. The fair value of these forward agreements would result in an increase in the underlying basis of the contracts by $12.9 million. The increase in Treasury securities forward agreements outstanding is because the Company elected to not complete a securitization transaction during the third quarter of 1998.

Contracts serviced by WFS for the benefit of others totaled approximately $3.3 billion at September 30, 1998 and $3.4 billion at December 31, 1997.


NOTE C - ALLOWANCE FOR CREDIT LOSSES
------------------------------------
Changes in the allowance for credit losses for owned contracts were as follows:

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                              ---------------------       ---------------------
                                               1998          1997          1998          1997
                                              -------       -------       -------       -------
                                                           (DOLLARS IN THOUSANDS)
          Balance at beginning of period      $ 9,217       $ 7,513       $ 6,787       $ 7,648
          Provision for credit losses           2,291         1,211         9,389         5,748
          Charged off contracts                (3,338)       (3,138)       (9,790)       (9,947)
          Recoveries                            1,050         1,017         2,834         3,154
                                              -------       -------       -------       -------
          Balance at end of period            $ 9,220       $ 6,603       $ 9,220       $ 6,603
                                              =======       =======       =======       =======


NOTE D - SECURITIZED ASSETS
---------------------------
Retained interest in securitized assets ("RISA") capitalized upon securitization of contracts represents the present value of the estimated future earnings to be received by WFS from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the contracts sold and the certificate rate paid to the investors less contractually specified servicing and guarantor fees.

Prepayment and credit loss assumptions are utilized to project future earnings and are based upon historical experience. Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of asset

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


impairment. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the contracts.

Future earnings are discounted at a rate management believes to be representative of the market at the time of securitization. The balance of the RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. RISAs are classified in a manner similar to available for sale securities and as such are marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of other comprehensive income (loss) on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and shareholders' equity on the Consolidated Statements of Financial Condition as an unrealized gain or loss, net of applicable taxes.

WFS retains the rights to service all contracts it securitizes. Consumer servicing rights assets ("CSRA") represent the present value of the estimated future earnings to be received from servicing securitized contracts. These earnings are calculated by estimating future servicing revenues, including contractually specified servicing fee, late charges, other ancillary income, and float benefit and netting them against the actual cost to service contracts. WFS has not capitalized any servicing rights as of September 30, 1998.

The following table presents the activity of the RISA.

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                  -------------------------       -------------------------
                                                    1998            1997            1998            1997
                                                  ---------       ---------       ---------       ---------
                                                                    (DOLLARS IN THOUSANDS)
     Beginning balance                            $ 179,069       $ 159,487       $ 181,177       $ 121,597
     Additions                                           --          31,977          55,058          83,359
     Amortization                                   (24,318)        (19,734)        (81,421)        (33,165)
     Change in unrealized gain on retained
       interest in securitized assets                 2,355             605           2,292             544
                                                  ---------       ---------       ---------       ---------
     Ending balance                               $ 157,106       $ 172,335       $ 157,106       $ 172,335
                                                  =========       =========       =========       =========


In initially valuing the RISA, WFS established an off balance sheet allowance for expected future credit losses. The allowance is based upon historical experience and management's estimate of future performance regarding credit losses and includes an unallocated amount to reduce the likelihood of impairment of the RISA. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior expectations. The RISA decreased to $157 million from $172 million a year earlier due to higher amortization of RISA as a result of higher losses in the three and nine months ended September 30, 1998.

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the contracts sold and the certificate rate paid to the investors, less the contractually specified servicing fee and guarantor fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for potential future losses and discounted to its present value.

The following table sets forth the components of the RISA:

                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                              1998                1997
                                                                          -------------       ------------
                                                                                (DOLLARS IN THOUSANDS)
     Estimated net undiscounted RISA earnings                              $   335,235        $   438,190
     Off balance sheet allowance for  losses                                  (160,733)          (236,796)
     Discount to present value                                                 (17,396)           (20,217)
                                                                           -----------        -----------
     Retained interest in securitized assets                               $   157,106        $   181,177
                                                                           ===========        ===========

     Outstanding balance of contracts sold through securitizations         $ 3,270,871        $ 3,449,590

     Off balance sheet allowance for losses as a percent of contracts
        sold through securitizations                                              4.91%              6.86%

The decrease in the off balance sheet allowance is due to lower potential future losses as a result of a declining sold portfolio because the Company did not securitize contracts in the third quarter of 1998. The Company believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE E - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------
Property, plant and equipment consisted of the following at:

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998            1997
                                                              -------------    ------------
                                                                  (DOLLARS IN THOUSANDS)

          Land                                                   $ 2,017         $ 2,017
          Construction in progress                                 2,657           2,749
          Buildings                                                8,222              --
          Computers and software                                  11,603          29,446
          Furniture, fixtures and leasehold improvements           2,637           3,993
          Equipment                                                3,181           3,617
          Automobiles                                                245             214
                                                                 -------         -------
                                                                  30,562          42,036
          Less accumulated depreciation                            8,362          20,630
                                                                 -------         -------
                                                                 $22,200         $21,406
                                                                 =======         =======


The decrease in Computer and Software is attributable to write-offs of equipment as a result of the Company's restructuring and consolidation completed in the first and third quarters of 1998.


NOTE F - INTERCOMPANY AGREEMENTS
--------------------------------
WFS receives advances from the Bank in the form of a warehouse line of credit ("Line of Credit"). The Line of Credit agreement permits WFS to draw up to $900 million that can be extended to be used in its operations. The weighted average interest rate was 5.71% and 5.66% for the nine months ended September 30, 1998 and 1997, respectively. Interest payments are calculated based on the average amount outstanding. At September 30, 1998, WFS had $612 million outstanding on the Line of Credit.

WFS also invests its excess cash at the Bank under an investment agreement. The Bank pays WFS an interest rate equal to the federal composite commercial paper rate on this excess cash. The weighted average interest rate was 5.46% and 5.57% for the nine months ended September 30, 1998 and 1997, respectively. At September 30,1998, WFS did not hold excess cash with the Bank under the investment agreement.

Under the terms of the WFS Reinvestment Contract ("RIC") with the Bank, WFS may utilize principal and interest collections from contracts securitized. WFS may use these collections without limitations in its operations until payments are due to investors as long as they are initially invested in a reinvestment contract at the Bank. Pursuant to the RIC, WFS pays the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank. The fee paid to the Bank for the third quarter of 1998 was $0.2 million. During the nine months

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


ended September 30, 1998, the average amount outstanding on the RIC was $548 million. At September 30, 1998, the outstanding balance was $518 million.


NOTE G - COMPREHENSIVE INCOME
-----------------------------
As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"),"Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available for sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

For the three and nine months ended September 30, 1998, the Company had a pre-tax change in unrealized gain on retained interest in securitized assets of $2.4 million and $2.3 million, respectively, and for the three and nine months ended September 30, 1997, a pre-tax gain of $0.6 million and $0.5 million, respectively.


NOTE H - EARNINGS PER SHARE
---------------------------
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share is arrived at by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options.

The following table sets forth the computation of basic and diluted earnings per share:

                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             SEPTEMBER 30,                          SEPTEMBER 30,
                                                      ----------------------------           ---------------------------
                                                         1998              1997                 1998             1997
                                                      ----------        ----------           ----------       ----------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     BASIC
     Net income (loss)                              $     (3,948)     $      6,371         $    (16,998)    $     24,952
     Average common shares outstanding                25,708,611        25,691,063           25,708,611       25,686,491
     Net income (loss) per common share - basic            (0.15)             0.25                (0.66)            0.97

     DILUTED
     Net income (loss)                              $     (3,948)     $      6,371         $    (16,998)    $     24,952
     Average common shares outstanding                25,708,611        25,729,858           25,708,611       25,686,491
     Net income (loss) per common share - diluted          (0.15)             0.25                (0.66)            0.97

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Options to purchase 685,006 and 442,214 shares of common stock were outstanding at September 30, 1998 and 1997, respectively, but were not included in the computation of diluted earnings because the Company had a loss or the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. The weighted average exercise price at September 30, 1998 and 1997 was $15.62 and $18.00 respectively, for the options outstanding.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

The primary sources of revenue for WFS are servicing income and net interest income. Servicing income is primarily generated following the securitization of installment sales contracts and installment loans (collectively "contracts") originated by WFS and consists of: (i) contractual servicing fees, (ii) retained interest income and (iii) fee income such as late charges and dealer acquisition fees which are earned regardless of whether or not a securitization has occurred. Contractual servicing is the servicing fee contractually due from a trust for servicing contracts which have been securitized. Retained interest income is the present value of estimated future earnings derived from the excess spread which is equal to the difference between the stated interest rate on the contracts securitized and the interest rate on the securitizations, adjusted for credit losses, administrative expenses and contractual servicing fees. Late charges, deferment fees, documentation fees and other fees are also collected on contracts serviced and are retained by WFS. Net interest income is the difference between the interest earned on contracts not yet sold in securitization transactions and the interest paid on the liabilities used to fund such contracts.

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

WFS originated $700 million and $2.0 billion of contracts for the three and nine months ended September 30, 1998 compared to $597 million and $1.8 billion of contracts for the same periods in 1997. This represents a 17% and 11% increase in production for the respective periods. WFS did not execute a securitization transaction during the three months ended September 30, 1998, but had securitizations of $1.2 billion for the nine months ended September 30, 1998 compared with $600 million and $1.7 billion for the same periods in 1997. Because of the Company's liquidity position, the Company realized lower financing costs and wider interest margins by retaining contracts on the balance sheet at a time when asset-backed securitizations were adversely affected by wider spreads and higher pricing.

The following table sets forth the contract origination, sale and principal reduction activity of WFS for the periods indicated.

                                       THREE MONTHS ENDED                 NINE MONTH ENDED
                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                  ----------------------------      ----------------------------
                                      1998            1997              1998             1997
                                  -----------      -----------      -----------      -----------
                                                     (DOLLARS IN THOUSANDS)
     Beginning balance            $   321,119      $   261,220      $   231,229      $   233,948
     Originations                     700,258          596,745        2,022,798        1,762,340
     Sales                                 --         (600,000)      (1,185,000)      (1,690,000)
     Principal reductions (1)         (38,909)         (28,769)         (86,559)         (77,092)
                                  -----------      -----------      -----------      -----------
     Ending balance               $   982,468      $   229,196      $   982,468      $   229,196
                                  ===========      ===========      ===========      ===========

-----------

(1) Includes scheduled payments, prepayments and chargeoffs.

                              RESULTS OF OPERATIONS

SERVICING INCOME
----------------

Total servicing income was $21.3 million and $57.5 million for the three and nine months ended September 30, 1998 compared to $29.1 million and $110 million for the same periods in 1997. Servicing income declined due to (1) lower retained interest income as a result of WFS not executing a securitization transaction in the third quarter and (2) higher amortization of retained interest in securitized assets as a result of higher losses in the three and nine months ended September 30, 1998.

Retained interest income represents excess spread earned on securitized loans less any losses not absorbed by the off balance sheet allowance for losses. Changes in the amount of prepayments may also affect the amount and timing of retained interest income. Retained interest income is dependent upon the average excess spread on the contracts sold and the size of the serviced portfolio. The decrease in retained interest income for the three and nine months ended September 30, 1998 compared with the same periods a year earlier is a result of WFS not executing a securitization transaction, increased losses which reduced the amount of excess spread, as well as increased amortization of the RISA as expectations of future income decreased. Contractual servicing income is earned at rates ranging from 1% to 1.25% per annum on the outstanding balance of contracts securitized. Other fee income consists primarily of documentation fees, late charges and deferment fees. Increased competition may affect the amount of other fee income that WFS may earn when originating or servicing contracts.

Servicing income consists of the following components:

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                        ---------------------     ---------------------
                                          1998         1997         1998         1997
                                        --------     --------     --------     --------
                                                     (DOLLARS IN THOUSANDS)
     Retained interest income           $  2,658     $ 11,595     $  2,228     $ 59,935
     Contractual servicing income          9,608        7,953       27,482       22,458
     Other fee income                      9,076        9,572       27,780       27,956
                                        --------     --------     --------     --------
             Total servicing income     $ 21,342     $ 29,120     $ 57,490     $110,349
                                        ========     ========     ========     ========


NET INTEREST INCOME
-------------------

Net interest income is the difference between the rate earned on contracts held on balance sheet and the interest costs associated with WFS' borrowings. Net interest income totaled $18.1 million and $44.1 million for the three and nine months ended September 30, 1998 compared to $14.4 million $40.7 million for the same periods in 1997. The following table shows the average rate earned on contracts and the average rate paid on borrowings, consisting primarily of advances from the Bank, together with the corresponding net interest rate spread for the periods indicated.

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30,        SEPTEMBER 30,
                                             ----------------      ----------------
                                              1998       1997       1998       1997
                                             -----      -----      -----      -----
     Yield on interest earning assets        14.09%     13.76%     13.90%     14.09%
     Cost of borrowings                       6.81%      8.67%      7.47%      7.80%
                                             -----      -----      -----      -----
     Net interest rate spread                 7.28%      5.09%      6.43%      6.29%
                                             =====      =====      =====      =====


The increase in the net interest rate spread for the three and nine months ended September 30, 1998, compared to the same periods last year, is the result of lower overall financing costs as WFS utilized the line of credit in order to retain contracts on its balance sheet and higher yields on those contracts retained.

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


GAIN ON SALE OF CONTRACTS
-------------------------

WFS did not record a gain on sale in the third quarter as a result of not executing a securitization transaction compared with an $11.6 million gain in the third quarter of 1997. For the nine months ended September 30, 1998, gain on sale was $18.9 million compared to $25.4 million for the same period of 1997. The decrease is because the Company elected not to complete a securitization transaction during the third quarter which negatively impacted the timing of revenue recognition. However, because of the Company's flexibility relative to liquidity and the timing of securitizations, WFS utilized less expensive on balance sheet funding sources on an interim basis. Gross interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuation are reduced through hedging activities.

PROVISION FOR CREDIT LOSSES
---------------------------

The Company maintains an allowance for credit losses to cover anticipated losses for contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the contracts held on balance sheet or by the reduction of the amount of contracts held on balance sheet. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet, pending sales of contracts and historical loss trends. When WFS sells contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its calculation of gain on sale. WFS believes that the allowance for credit losses is currently adequate to absorb potential losses in the on balance sheet portfolio. The provision for credit losses totaled $2.3 million and $9.4 million for the three and nine months ended September 30, 1998 compared to $1.2 million and $5.7 million for the same periods in 1997. The increase for the nine months ended September 30, 1998, compared to the same period last year, is the result of a $3.0 million increase in on balance sheet allowance for loan losses as a result of the restructuring in the first quarter of 1998.

OPERATING EXPENSES
------------------

Total operating expenses were $39.5 million and $126.0 million for the three and nine months ended September 30, 1998 compared to $43.1 million and $128 million for the same periods in 1997. The decrease in operating expenses for the three and nine months ended September 30, 1998 compared with September 30, 1997 is attributable to the first and third quarter restructuring of operations. As a result, operating costs as a percentage of average serviced contracts declined 110 basis points to 3.8% for the third quarter of 1998 compared with 4.9% for the same period a year earlier.

RESTRUCTURING
-------------

During the third quarter of 1998, the Company completed the restructuring of its operations in the Central and Eastern United States, patterned after the restructuring of the Company's offices in the Western United States which occurred in the first quarter of 1998. As part of the restructuring in the third quarter, WFS recorded a pre-tax restructuring charge of $4.5 million , which brings the total pre-tax restructuring charge for the nine months ended September 30, 1998 to $15.0 million. Restructuring related costs included $1.8 million for employee severance and $13.2 million for lease termination fees and asset disposition. This completes the Company's restructuring programs initiated during 1998. As a result of these programs, a total of 400 positions, or 19% of the Company's workforce were eliminated and 96 offices were closed. The restructuring programs are designed to save up to $22.0 million annually in expenses.

INCOME TAXES
------------

WFS files federal and certain state tax returns as part of a consolidated group that includes the Bank and its parent, Westcorp. Other state tax returns are filed by WFS as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement that is based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for the nine months ended September 30, 1998 and 1997 was 42.1%.

                               FINANCIAL CONDITION

CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE
------------------------------------------------

WFS holds a portfolio of contracts on balance sheet for investment that totaled $60.3 million at September 30, 1998 and $52.6 million at December 31, 1997. Contracts held for sale totaled $947 million at September 30, 1998 compared to $184 million at December 31, 1997. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of contracts. The increase in contracts held for sale is because the Company did not execute a securitization transaction in the third quarter of 1998. WFS completed securitization transactions totaling $1.2 billion during the first nine months of 1998. WFS plans to continue to securitize contracts on a regular basis.

The following table presents information on the volume of prime and non-prime contracts and those secured by new and used autos for the periods indicated below:

                                 THREE MONTHS ENDED             NINE MONTH ENDED
                                    SEPTEMBER 30,                 SEPTEMBER 30,
                              -------------------------     -------------------------
                                 1998           1997           1998           1997
                              ----------     ----------     ----------     ----------
                                              (DOLLARS IN THOUSANDS)
     Prime contracts          $  490,873     $  321,721     $1,350,819     $  958,779
     Non-prime contracts         209,385        275,024        671,979        803,561
                              ----------     ----------     ----------     ----------
             Total volume     $  700,258     $  596,745     $2,022,798     $1,762,340
                              ==========     ==========     ==========     ==========

     New vehicles             $  161,164     $  113,563     $  397,566     $  322,911
     Used vehicles               539,094        483,182      1,625,232      1,439,429
                              ----------     ----------     ----------     ----------
             Total volume     $  700,258     $  596,745     $2,022,798     $1,762,340
                              ==========     ==========     ==========     ==========


AMOUNTS DUE FROM TRUSTS
-----------------------

The excess cash flow generated by contracts sold to trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, WFS advances additional monies to initially fund these spread accounts. These funds, as well as the excess spread, are released to WFS after the spread accounts reach a predetermined funding level. Amounts due from trusts represent funds due to WFS not yet disbursed from the spread accounts. The amounts due from trusts at September 30, 1998 were $313 million as compared with $295 million at year-end 1997. As a result of increased delinquency and default rates on sold loans, WFS has increased the amounts held in certain spread accounts in accordance with the requirements contained within the respective securitization transaction documents which, in turn, has increased the amounts due from trusts.

RETAINED INTEREST IN SECURITIZED ASSETS
---------------------------------------

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

Future earnings are discounted at a rate management believes to be representative of the market at the time of securitization. The balance of the RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. RISAs are classified in a manner similar to available for sale securities and as such are marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of other comprehensive income (loss) on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and shareholders' equity on the Consolidated Statements of Financial Condition as an unrealized gain or loss, net of applicable taxes.

WFS retains the rights to service all contracts it securitizes. Consumer servicing rights assets ("CSRA") represent the present value of the estimated future earnings to be received from servicing securitized contracts. These earnings are calculated by estimating future servicing revenues, including contractually specified servicing fee, late charges, other ancillary income, and float benefit and netting them against the actual cost to service contracts. WFS has not capitalized any servicing rights as of September 30, 1998.

Retained interest in securitized assets as of September 30, 1998 were $157 million compared to $181 million at year end 1997.

LINE OF CREDIT
--------------

WFS receives advances from the Bank in the form of a warehouse line of credit ("Line of Credit"). The Line of Credit agreement permits WFS to draw up to $900 million that can be extended to be used in its operations. The interest rate was 5.71% and 5.66% for the nine months ended September 30, 1998 and 1997, respectively. Interest payments are calculated based on the average amount outstanding. At September 30, 1998, WFS had $612 million outstanding on the Line of Credit. The increase in the line of credit is attributable to the decision to delay the third quarter securitization.

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

WFS has centralized its credit risk management functions. This centralized area is responsible for setting and monitoring credit policy, through reunderwriting, for the entire organization and oversees the development and implementation of WFS' computerized credit scoring system. The credit scorecard system was fully implemented in the third quarter of 1998. This system will aid underwriters in making contract decisions so that rate, term and loan to value ratio can be adequately balanced against the assessed credit risk.

The following tables reflect WFS' delinquency, repossession and loss experience.

                                                   SEPTEMBER 30, 1998                   DECEMBER 31, 1997
                                              ----------------------------        ----------------------------
                                               NUMBER                              NUMBER
                                                 OF                                  OF
                                              CONTRACTS           AMOUNT          CONTRACTS           AMOUNT
                                              ----------        ----------        ----------        ----------
                                                                    (DOLLARS IN THOUSANDS)
     Contracts serviced (1)                      456,353        $4,246,814           408,958        $3,680,817
                                              ==========        ==========        ==========        ==========
     Period of delinquency (2)
         31-59 days                               12,916        $  106,810             6,605        $   54,450
         60-89 days                                4,069            33,986             2,161            18,652
         90 days or more                           1,775            15,233               918             7,762
                                              ----------        ----------        ----------        ----------
     Total contracts delinquent                   18,760        $  156,029             9,684        $   80,864
                                              ==========        ==========        ==========        ==========
     Delinquencies as a percentage of
         number and amount of contracts
         outstanding                                4.11%             3.67%             2.37%             2.20%
                                              ==========        ==========        ==========        ==========

-----------------

(1) Includes delinquency information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

(2) The period of delinquency is based on the number of days payments are contractually past due.

                                        SEPTEMBER 30, 1998               DECEMBER 31, 1997
                                      ----------------------          -----------------------
                                      NUMBER          AMOUNT          NUMBER           AMOUNT
                                      ------          ------          ------           ------
                                                       (DOLLARS IN THOUSANDS)
     SERVICING PORTFOLIO (1)            456,353        $4,246,814        408,958        $3,680,817
                                        =======        ==========        =======        ==========

     Repossessed Assets                     760        $    4,655          1,554        $    9,672
                                        =======        ==========        =======        ==========

     Repossessed assets as a
         percentage of number and
         amount of contracts
         outstanding                       0.17%             0.11%          0.38%             0.26%
                                        =======        ==========        =======        ==========

-------------------

(1) Includes repossession information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                 --------------------------      --------------------------
                                                    1998            1997            1998            1997
                                                 ----------      ----------      ----------      ----------
                                                                   (DOLLARS IN THOUSANDS)
     Contracts serviced at end of period (1)     $4,246,814      $3,588,659      $4,246,814      $3,588,659
                                                 ==========      ==========      ==========      ==========

     Average during period                       $4,144,618      $3,490,019      $3,935,742      $3,301,774
                                                 ==========      ==========      ==========      ==========

     Gross chargeoffs of contracts               $   43,989      $   34,780      $  124,901      $   96,688
     Recoveries of contracts                          9,803           8,864          26,196          25,144
                                                 ----------      ----------      ----------      ----------
     Net chargeoffs                              $   34,186      $   25,916      $   98,705      $   71,544
                                                 ==========      ==========      ==========      ==========
     Net chargeoffs as a percentage of
        contracts outstanding during
        period (2)                                     3.30%           2.97%           3.34%           2.89%
                                                 ==========      ==========      ==========      ==========

-----------------

(1) Includes loan loss information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS, and is net of unearned add- on interest.
(2) Annualized based on net chargeoffs as a percentage of average contracts outstanding during the three months ended September 30, 1998 and 1997.


Loss experience was impacted by the disruption in collection efforts during the first and third quarters' restructuring, the shift to greater non-prime paper during 1996 and 1997, slower loan growth and higher than expected bankruptcies.

The following table sets forth the cumulative static pool losses for all outstanding securitized pools.

                       CUMULATIVE STATIC POOL LOSS CURVES
                              AT SEPTEMBER 30, 1998

 PERIOD     1994-3  1994-4  1995-1  1995-2  1995-3  1995-4  1995-5  1996-A  1996-B   1996-C
 ------     ------  ------  ------  ------  ------  ------  ------  ------  ------   ------
    1        0.00%   0.00%   0.00%   0.03%   0.00%   0.00%   0.01%   0.00%   0.01%    0.00%
    2        0.05%   0.06%   0.10%   0.15%   0.09%   0.06%   0.09%   0.06%   0.09%    0.09%
    3        0.11%   0.18%   0.26%   0.23%   0.20%   0.16%   0.16%   0.17%   0.20%    0.22%
    4        0.22%   0.34%   0.43%   0.43%   0.36%   0.31%   0.32%   0.29%   0.35%    0.52%
    5        0.34%   0.49%   0.68%   0.58%   0.58%   0.52%   0.48%   0.48%   0.61%    0.74%
    6        0.46%   0.66%   0.79%   0.77%   0.80%   0.70%   0.62%   0.63%   0.88%    0.98%
    7        0.58%   0.77%   0.96%   0.95%   1.04%   0.86%   0.78%   0.81%   1.14%    1.27%
    8        0.73%   0.95%   1.10%   1.09%   1.27%   1.02%   0.98%   1.08%   1.42%    1.52%
    9        0.81%   1.10%   1.32%   1.28%   1.46%   1.13%   1.16%   1.35%   1.67%    1.77%
   10        0.92%   1.21%   1.49%   1.49%   1.62%   1.26%   1.32%   1.63%   1.91%    1.98%
   11        1.02%   1.37%   1.68%   1.64%   1.79%   1.41%   1.54%   1.87%   2.18%    2.21%
   12        1.11%   1.50%   1.86%   1.81%   1.92%   1.52%   2.01%   2.06%   2.38%    2.49%
   13        1.27%   1.64%   2.05%   1.94%   2.01%   1.66%   2.03%   2.28%   2.58%    2.73%
   14        1.33%   1.74%   2.20%   2.09%   2.17%   1.86%   2.25%   2.47%   2.79%    2.99%
   15        1.39%   1.91%   2.38%   2.16%   2.28%   2.07%   2.41%   2.63%   2.95%    3.21%
   16        1.46%   2.06%   2.51%   2.24%   2.42%   2.26%   2.59%   2.79%   3.14%    3.47%
   17        1.56%   2.13%   2.67%   2.36%   2.57%   2.47%   2.77%   2.97%   3.38%    3.70%
   18        1.66%   2.26%   2.79%   2.46%   2.86%   2.59%   2.88%   3.12%   3.55%    3.94%
   19        1.76%   2.34%   2.90%   2.55%   3.08%   2.72%   3.00%   3.31%   3.80%    4.18%
   20        1.83%   2.43%   2.98%   2.69%   3.23%   2.88%   3.12%   3.49%   3.98%    4.36%
   21        1.89%   2.49%   3.08%   2.83%   3.38%   2.95%   3.24%   3.63%   4.14%    4.53%
   22        1.94%   2.56%   3.21%   2.96%   3.49%   3.04%   3.39%   3.80%   4.31%    4.67%
   23        1.98%   2.61%   3.27%   3.06%   3.59%   3.13%   3.53%   3.95%   4.46%    4.84%
   24        2.09%   2.68%   3.41%   3.17%   3.68%   3.22%   3.64%   4.10%   4.58%    5.01%
   25        2.13%   2.78%   3.53%   3.24%   3.74%   3.30%   3.72%   4.22%   4.74%    5.17%
   26        2.18%   2.89%   3.59%   3.28%   3.81%   3.37%   3.83%   4.33%   4.87%
   27        2.26%   2.97%   3.68%   3.33%   3.88%   3.47%   3.95%   4.41%   4.98%
   28        2.36%   3.05%   3.72%   3.42%   3.97%   3.50%   4.08%   4.51%   5.11%
   29        2.41%   3.07%   3.77%   3.46%   4.01%   3.58%   4.16%   4.60%
   30        2.46%   3.12%   3.82%   3.49%   4.06%   3.65%   4.25%   4.70%
   31        2.50%   3.18%   3.87%   3.52%   4.07%   3.75%   4.31%   4.79%
   32        2.54%   3.21%   3.91%   3.56%   4.14%   3.80%   4.35%
   33        2.59%   3.25%   3.95%   3.55%   4.20%   3.83%   4.40%
   34        2.61%   3.26%   3.99%   3.60%   4.26%   3.87%   4.46%
   35        2.63%   3.28%   4.02%   3.62%   4.31%   3.91%
   36        2.62%   3.29%   4.00%   3.67%   4.34%   3.94%
   37        2.62%   3.31%   4.05%   3.70%   4.38%   3.96%
   38        2.64%   3.33%   4.06%   3.73%   4.40%
   39        2.66%   3.34%   4.10%   3.74%   4.41%
   40        2.66%   3.35%   4.14%   3.76%   4.44%
   41        2.64%   3.38%   4.15%   3.77%
   42        2.66%   3.41%   4.16%   3.80%
   43        2.68%   3.42%   4.16%
   44        2.69%   3.44%   4.16%
   45        2.69%   3.44%   4.16%
   46        2.69%   3.44%
   47        2.71%   3.42%
   48        2.69%   3.42%
   49        2.70%
   50        2.69%

                       CUMULATIVE STATIC POOL LOSS CURVES
                              AT SEPTEMBER 30, 1998

 PERIOD     1996-D       1997-A       1997-B       1997-C       1997-D       1998-A       1998-B
 ------     ------       ------       ------       ------       ------       ------       ------
   1         0.02%        0.00%        0.00%        0.00%        0.00%        0.00%        0.00%
   2         0.10%        0.08%        0.07%        0.06%        0.05%        0.04%        0.02%
   3         0.24%        0.20%        0.18%        0.15%        0.14%        0.11%        0.08%
   4         0.44%        0.36%        0.33%        0.29%        0.31%        0.25%        0.18%
   5         0.71%        0.62%        0.56%        0.46%        0.56%        0.44%
   6         0.93%        0.85%        0.77%        0.67%        0.75%        0.66%
   7         1.16%        1.12%        1.10%        0.93%        0.99%        0.99%
   8         1.43%        1.45%        1.40%        1.16%        1.24%
   9         1.72%        1.70%        1.70%        1.37%        1.47%
   10        2.03%        2.02%        2.00%        1.66%        1.75%
   11        2.34%        2.32%        2.22%        1.94%
   12        2.62%        2.61%        2.43%        2.16%
   13        2.97%        2.92%        2.66%        2.40%
   14        3.27%        3.14%        2.91%
   15        3.53%        3.30%        3.15%
   16        3.79%        3.55%        3.47%
   17        4.02%        3.77%
   18        4.19%        3.94%
   19        4.43%        4.21%
   20        4.65%
   21        4.80%
   22        5.07%


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

Although, WFS does not have publicly rated debt, its parent, Western Financial Bank, receives long term deposit and subordinated debt ratings. In November 1998, Moody's downgraded the long term deposit (to Ba3 from Ba2), issuer (to B1 from Ba3) and subordinated debt (to B2 from B1) ratings of the Bank. This downgrade could result in higher future financing costs for WFS.

The cash flows from operating activities of WFS primarily relates to the purchase, securitization and principal receipts of contracts. The major components of cash flows related to operating activities are cash needed to purchase contracts which totaled $2.0 billion for the nine months ended September 30, 1998, compared to $1.8 billion for the same period in 1997. Operating activities also generated cash flows through securitizations and principal receipts on contracts. WFS securitized $1.2 billion and $1.7 billion for the nine months ended September 30, 1998 and 1997 respectively.

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

During the third quarter, the Line of Credit extended by the Bank, was increased to permit WFS to draw up to $900 million. This increase provides the Company greater flexibility related to the timing of securitizations.

These financing sources are expected to provide adequate funding of the Company's operations and, while no assurance can be given, the Company believes that its sources of liquidity are sufficient to meet its short and long term cash requirements.

ASSET/LIABILITY MANAGEMENT
--------------------------

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

WFS' hedging strategy includes the use of two-year Treasury securities forward agreements. Generally, these agreements are entered into by WFS in amounts which correspond to the principal amount of the securitization transactions. The market value of these forward agreements is designed to respond inversely to the market value changes of the underlying contracts. Because of this inverse relationship, WFS can effectively lock in its gross interest rate spread at the time of entering into the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts. WFS enters into these forward agreements either with the Bank or highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. WFS hedges substantially all of its contracts pending securitization.

YEAR 2000
---------

During 1997, the Company began a formal risk evaluation of potential Year 2000 issues. The Year 2000 issues arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail and create erroneous results. The outcome of the risk evaluation was the formation of a Year 2000 Committee that consists of officers and employees of the Company. In addition, there is a committee that consists of directors that provide oversight and direction to the Year 2000 Committee. The purpose of this committee is to assess all risks, analyze current systems, coordinate upgrades and replacements, and report current and projected status of all known Year 2000 compliance issues.

As a subsidiary of a federally chartered savings bank, WFS is subject to supervision and regulation by the Office of Thrift Supervision ("OTS"). As such, WFS and the Bank's compliance to Year 2000 issues are subject to the examination of the OTS.

The Company has initiated a five-phase program to address the issues related to the Year 2000 and the impact on the Company's information and non-information technology systems. In addition, as part of the program, the Company is in contact with its principal vendors to assess whether their Year 2000 issues, if any, will affect the Company.

The Company, in phase one, identified Year 2000 issues and created a plan. In phase two, the Company took inventory of the systems and programs affected by the Year 2000 issues. Currently, the Company is in the third and fourth phases of its Year 2000 plan. In these phases, the Company is evaluating the systems affected and will test these systems for Year 2000 readiness. It is estimated the third and fourth phases will be completed by June 1999. The final phase implements the tested Year 2000 compliant systems. This phase is estimated to begin in June 1999 and be completed by September 1999.

The Company's replacement or remedied costs for Year 2000 compliance issues is estimated at approximately $0.8 million, which the Company will expense as incurred. This estimated cost consists primarily of software upgrades that include new features which are combined with Year 2000 corrections. The Company's inception to date Year 2000 cost is approximately $0.4 million.

Due to the uncertainty and the lack of current disclosure by the electrical utility industry regarding the progress toward becoming Year 2000 compliant, the Company estimates that the worst case Year 2000 issue scenario would be a possible discontinuance of electrical power. In the event of an electrical power failure, the Company has the capability to run its information systems at the corporate location on diesel powered generators. There is no guarantee, however, that all issues will be foreseen and corrected, or that no material disruption of our business will occur.

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

These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The forward-looking terminology such as "believe," "expect," "design," "anticipate," "intend," "may," "will," "should," "estimate," "continue," and/or the negative thereof or other comparable expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. WFS undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The most significant among these risks and uncertainties are (1) the level of chargeoffs, (2) the Company's ability to achieve adequate volumes and interest rate spreads, (3) the continued availability of liquidity sources, (4) the level of operating costs and (5) the impact of the Year 2000.

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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)  EXHIBITS

             Exhibit 27 Financial Data Schedule for the Nine Months Ended September 30, 1998

        (B)  REPORTS ON FORM 8-K

             None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WFS FINANCIAL INC
--------------------------------------------------------------------------------
                                  (Registrant)





Date: November 11, 1998                         By:/s/JOY SCHAEFER
      ----------------------------------           ------------------------------------------------
                                                   Joy Schaefer
                                                   Vice Chairman, President, Chief Executive
                                                   Officer and Chief Operating Officer


Date: November 11, 1998                         By:/s/LEE A. WHATCOTT
      ----------------------------------           ------------------------------------------------
                                                   Lee A. Whatcott
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------

  27           Financial Data Schedule for the Nine Months Ended
               September 30, 1998