Form 10-K
period 1998-12-31
WFS FINANCIAL INC
filed 1999-03-31
CIK 946343

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM               TO
                                       -------------    --------------

                        COMMISSION FILE NUMBER 33-93068

                               WFS FINANCIAL INC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     33-0291646
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

        23 PASTEUR, IRVINE, CALIFORNIA                           92618-3816
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (949) 727-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO Section 12(g) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
          Common Stock, no par value                       Nasdaq National Market

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the last 90 days. Yes X No __ .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1999:
                   COMMON STOCK, NO PAR VALUE -- $24,672,338

     The number of shares outstanding of the issuer's class of common stock as of February 28, 1999:

                    COMMON STOCK, NO PAR VALUE -- 25,708,611

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 1998 Annual Meeting of Shareholders to be held April 27, 1999, are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.     Business....................................................    1
Item 2.     Properties..................................................   12
Item 3.     Legal Proceedings...........................................   12
Item 4.     Submission of Matters to a Vote of Security Holders.........   12

                                   PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   13
Item 6.     Selected Financial Data.....................................   14
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   16
Item 7A.    Quantitative and Qualitative Disclosure about Market Risk...   30
Item 8.     Financial Statements and Supplementary Data.................   31
Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................   31

                                  PART III
Item 10.    Directors and Executive Officers of the Registrant..........   31
Item 11.    Executive Compensation......................................   31
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   31
Item 13.    Certain Relationships and Related Transactions..............   31

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   32

                                     PART I
ITEM 1. BUSINESS

GENERAL

     Since 1973, WFS Financial Inc, a California corporation ("WFS" or the "Company"), and its predecessors, has been in the business of purchasing fixed rate consumer auto loans ("contracts") from its network of new and used car dealers ("dealers"). WFS then securitizes the majority of these contracts through underwritten public sales of AAA/Aaa rated asset backed securities and retains the rights to service them. As of February 28, 1999, WFS purchased contracts in California and 41 other states. Over the past five years, WFS has increased its volume of contracts purchased from $1.2 billion in 1994 to $2.7 billion in 1998, representing an 18% compounded annual growth rate. WFS serviced a total of $4.4 billion, $3.7 billion and $3.0 billion of contracts at December 31, 1998, 1997 and 1996, respectively.

     The following is a roll forward of serviced contract activity for the last three years:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Beginning Balance......................................  $3,680,817    $3,046,585    $2,209,594
Originations...........................................   2,670,696     2,285,279     2,121,689
Principal reductions(1)................................   1,984,414     1,651,047     1,284,698
                                                         ----------    ----------    ----------
Ending Balance.........................................  $4,367,099    $3,680,817    $3,046,585
                                                         ==========    ==========    ==========

---------------
(1) Includes scheduled payments, prepayments and chargeoffs.

     Based upon published data, the auto finance industry exceeded $500 billion in 1998, and is the second largest consumer finance market in the United States. The Company's contract purchase and securitization activities have made it one of the largest sellers, in aggregate dollar amount, of auto receivable backed securities in the United States after the captive auto finance companies, Chrysler Credit Corporation ("Chrysler Credit"), General Motors Acceptance Corporation ("GMAC") and Ford Motor Credit Company ("Ford Credit"). Aside from these and other captive auto finance companies, the balance of the auto finance industry is highly fragmented among banks, credit unions, savings associations and independent auto finance companies.

     WFS competes in both the prime and non-prime segments of the auto finance industry. During 1998, WFS purchased approximately 69% of its contracts from franchised new car dealers, 30% from independent used car dealers and originated 1% directly from consumers. During that same period, contracts for new and used autos represented 21% and 79%, respectively, of the Company's volume of contracts purchased. References herein to "purchase" and "contracts" refer to both the purchase of contracts by WFS from new and used car dealers and the origination of auto loans directly from consumers by WFS.

     The following table presents a summary of the Company's production volumes of prime and non-prime contracts and those secured by new and used vehicles for the periods indicated below:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
New vehicles...........................................  $  547,898    $  417,075    $  441,529
Used vehicles..........................................   2,122,798     1,868,204     1,680,160
                                                         ----------    ----------    ----------
          Total volume.................................  $2,670,696    $2,285,279    $2,121,689
                                                         ==========    ==========    ==========
Prime contracts........................................  $1,808,013    $1,245,027    $1,129,314
Non-prime contracts....................................     862,683     1,040,252       992,375
                                                         ----------    ----------    ----------
          Total volume.................................  $2,670,696    $2,285,279    $2,121,689
                                                         ==========    ==========    ==========

     WFS purchases contracts across the full spectrum of prime and non-prime credit quality contracts and offers competitive rates commensurate with the risk inherent in its obligor's ability to make payments under their contracts. During 1997 and 1998, WFS tightened its underwriting standards on the lowest tier of its non-prime contract purchases based upon WFS' credit performance experience. As a result, WFS purchased a higher percentage of prime contracts in 1998. This shift in product mix is providing WFS with higher returns based upon loss expectations.

THE HISTORY OF WFS

     Westcorp, the ultimate parent of WFS, was formed in 1973 as the holding company for Western Thrift and Loan Association ("Western Thrift"), a California licensed thrift and loan association founded in 1972. Western Thrift was involved in auto finance activities from its incorporation until its merger with Western Financial Bank ("the Bank") in 1982, at which time the auto finance activities of Western Thrift were continued by the Bank. In 1988, Westcorp Financial Services, Inc. ("Westcorp Financial") was incorporated as a wholly-owned consumer finance subsidiary of the Bank to provide auto finance services to a market not serviced by the Bank's auto finance division.

     On May 1, 1995, the Bank transferred its auto finance division to Westcorp Financial and changed the name of Westcorp Financial to WFS Financial Inc. In connection with that acquisition, the Bank transferred to WFS all assets relating to its auto finance division including the contracts held on balance sheet and all interests of the Bank in the excess spread payable from the outstanding securitization transactions. The Bank also transferred all of the outstanding stock of WFS Financial Auto Loans, Inc. ("WFAL") and WFS Financial Auto Loans 2, Inc. ("WFAL2"), the securitization entities of the Bank, thereby making these companies subsidiaries of WFS. In August 1995, WFS sold approximately 20% of its shares in a public offering. Currently, the Bank owns 87% of WFSs stock.

BUSINESS STRATEGIES

     WFS pursues its business objective of maximizing earnings through the profitable purchase, securitization and servicing of contracts using four strategies: (i) provide a consistent source of prime and non-prime financing to its nationwide network of dealers, (ii) maintain solid asset quality, (iii) maximize liquidity through relationship with parent and securitization transactions, and (iv) improve operating efficiencies.

  Prime and Non-Prime Financing

     WFS has provided a consistent source of auto financing since 1973 and is dedicated to continuing to provide a consistent source of prime and non-prime financing to its network of over 11,300 dealers. While other lenders have retreated from time to time, WFS has consistently and continuously expanded its operations in the auto finance market. WFS' focus is to provide each dealer maximum service by providing a single source of contact to meet the dealer's prime and non-prime financing needs. Substantially all contracts are purchased without recourse to the dealer. WFS pays an upfront dealer participation to the originating dealer for each contract purchased.

  Maintain Solid Asset Quality

     Consistent and Expeditious Underwriting -- The Company relies on a combination of multiple credit scoring models, system controlled underwriting policies and the judgment of its trained credit analysts to make risk based credit decisions. In order to make timely credit decisions, WFS personnel are trained to obtain, examine and verify all relevant underwriting information quickly utilizing the Company's automated credit application processing system. The Company's credit analysts are closely monitored by management through trend analysis, risk management reporting and internal quality control professionals to insure adherence to the Company's underwriting guidelines. Credit analyst lending levels and approval authorities are established based on the individual's credit experience, portfolio performance, Credit Manager audit results and quality control review results. The goal in underwriting contracts is to correctly determine whether an applicant has the ability and intent to perform on his or her obligations under the contract, thereby maximizing returns while optimizing credit quality.

     Collection Activities -- WFS services all of the contracts it purchases, both those held by the Company and those sold in securitization transactions. The servicing process includes the routine collection and allocation of payments to WFS or to the appropriate securitization transaction into which the contract has been sold.

     WFS has developed procedures for the early identification and cure of delinquent contracts. During the early stages of delinquency, WFS utilizes an automated telephone dialing system to aid in the servicing and collection process. If the early collection efforts do not result in a satisfactory resolution of the delinquent account, then the account is forwarded to the appropriate regional collection specialist.

     If satisfactory payment arrangements are not made, the automobile is generally repossessed within 60 to 90 days of the date of delinquency, subject to compliance with applicable law. WFS uses independent contractors to perform repossessions. The automobile remains in the custody of WFS for 15 days (or longer if required by local law) to provide the obligor the opportunity to redeem the contract. If after the redemption period the delinquency is not cured, WFS writes down the vehicle to fair value and reclassifies the contract as a repossessed asset. After the redemption period expires, WFS prepares the automobile for sale. WFS sells substantially all repossessed automobiles through wholesale auto auctions, subject to applicable law. WFS does not provide the financing on repossessions sold. WFS uses regional remarketing departments to sell its repossessed vehicles. Once the vehicle is sold, any remaining deficiency balances are then charged off. At December 31, 1998, the total amount of repossessed autos managed by WFS was $7.8 million or 0.18% of the total serviced portfolio compared with $9.7 million or 0.26% of the total serviced portfolio at December 31, 1997.

     After chargeoff, WFS will seek to collect deficient balances through its centralized asset recovery center ("ARC"). The ARC will first attempt to collect directly from the obligor with its in-house collection staff. If efforts are not successful, the ARC will seek a deficiency judgment through a small claims court procedure, where available, or an attorney employed by WFS takes more formal judicial action against customers with deficiency balances in excess of that which may be brought in a small claims court proceeding. In some cases, particularly when the likelihood of recovery is believed to be less likely, the account is assigned to a collection agency for final resolution. The ARC will attempt to obtain vehicles that could not be found for repossession by skip tracing to locate the vehicle. WFS also monitors payment plans on those obligors who have filed for bankruptcy. If the obligor is not following the payment plan stipulated by the courts in a Chapter 13 bankruptcy, WFS will seek a judgment for dismissal or discharge from the bankruptcy court, or will seek an order permitting it to repossess the vehicle.

  Maximize Liquidity Through Relationship with Parent and Securitization Transactions

     As a subsidiary of a federally chartered savings bank, WFS may utilize the Bank's liquidity sources through the use of intercompany financing arrangements. See "Transactions with Related Parties". WFS believes that this relationship provides it a competitive advantage relative to other independent auto finance companies that must enter into financing arrangements with outside financial institutions. WFS also utilizes both securitization and hedging strategies to leverage its capital efficiently and substantially reduce its interest rate risk, while also limiting its credit loss exposure on contracts sold. See "Hedging and Securitization". During the third quarter of 1998 when adverse conditions existed in the secondary markets, WFS was able to increase its borrowing with its parent and delay its securitization transaction until market conditions improved. WFS expects to continue to utilize both its funding sources with its parent company and securitization as conditions warrant.

  Improve Operating Efficiencies

     In 1998, the Company completed a restructuring plan initially announced on February 10, 1998. The plan had four objectives: to reduce operating costs, to increase contract production volume, to strengthen credit quality and to improve the quality of personnel. The plan was achieved in two phases. Phase I of the plan, completed in the first quarter of 1998, consisted of the restructuring of operations in the Western United

States. Phase II of the plan, completed in the third quarter of 1998 and patterned after Phase I, consisted of the restructuring of operations in the Central and Eastern United States.

     As a result of the restructuring, a total of 400 positions, or 19% of the Company's workforce, were eliminated and 96 offices were closed. The Company now purchases contracts through 21 regional business centers ("RBCs") and 26 satellite offices, each offering the full spectrum of prime and non-prime products. The total pre-tax restructuring charge in 1998 for the completed plan was $15.0 million. Restructuring related costs included $1.8 million for employee severance and $13.2 million for lease termination fees and the write off of disposed assets. The restructuring charge was substantially utilized during 1998. Operating costs as a percent of serviced contracts has declined from 5.4% in 1997 to 3.8% in 1998, resulting in a decrease in operating costs of $65 million on an annual run rate basis.

     Through the restructuring, WFS increased its contract production volume to $2.7 billion compared with $2.3 billion in 1997. Prior to the restructuring, the Company purchased contracts in 143 offices, each serving either the prime or non-prime market. As part of the restructuring, the Company closed poorly performing offices and combined its prime and non-prime marketing into a single, unified marketing effort. By combining the marketing of the two products under a single marketing force, WFS is able to more fully leverage its existing dealer relationships across the full spectrum of credit.

     Each of the 47 offices underwrites contracts by employing separate credit analysts that specialize in either reviewing prime or non-prime contracts. The underwriting process is further enhanced by credit policies and contract approval authorities controlled by the front-end contract production system and through the use of the Company's proprietary scorecard which was implemented in the fourth quarter of 1998. See "Maintain Solid Asset Quality -- Consistent and Expeditious Underwriting."

     As part of the restructuring, early delinquency collection efforts were centralized at two national servicing centers that employ automated queuing and dialing techniques to contact customers. When these efforts are unsuccessful, the collection process is transferred to the RBCs where loan service counselors undertake more extensive collection efforts up to and including repossession. The Company plans to further improve its collection efforts by implementing a new collection system, including risk-based collections, in 1999.

     During 1998, the Company also established a more effective management structure. Each RBC is managed by a RBC manager who directs and is responsible for the performance of the region. Four functional managers who oversee marketing, credit, collections and operations report directly to the RBC manager. This organization is designed to provide overall coordination of the activities within the RBC with appropriate focus and specialization in each of these four critical business areas. Each of these critical functions also has a national director who provides expertise, training and policy development, management and enforcement. This matrix structure has been effective in providing greater oversight, compliance and focus for each aspect of the organization and has helped standardize operating practices by identifying best practices and employing these practices throughout the organization.

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

     Between December 1985 and December 1998, WFS sold, in 43 transactions, approximately $11.9 billion of contracts in publicly underwritten securitization transactions. WFS also sold $1.0 billion of contracts in February of 1999. The first issue was rated AA by Standard & Poor's Rating Service, a division of McGraw-Hill, Inc. ("S&P") and Aa by Moody's Investor Service, Inc. ("Moody's") and all 43 issues since that time were rated AAA by S&P and Aaa by Moody's, their highest rating categories, as a result of the structure of the transactions and the quality of the contracts securitized or the credit enhancement provided by Financial Security Assurance Inc. ("FSA"). In all of its securitization transactions, WFS continues to service the contracts sold. Each transaction is independent of all others, with no cross-collateralization or cross-default provisions applicable. Each securitization transaction and each class of security with a maturity date prior to the date hereof has been paid in full on or before its contracted final maturity date and no recourse has been made to FSA on any transaction.

     In 1996, WFS began to securitize its contracts using an owner trust structure, issuing both collateralized notes and pass-through certificates. Securitizations using the owner trust structure are treated as sales without recourse thereby removing the contracts sold from the balance sheet. WFS retains the servicing of the contracts sold to the owner trust and receives excess interest from the contracts sold. The owner trust structure enables WFS to maximize the residual return from a securitization transaction by matching the yield paid to the investor to the yield curve existing at the time the securitization transaction is consummated. WFS securitized $1.9 billion, $2.2 billion and $2.1 billion of contracts using this structure during 1998, 1997 and 1996, respectively.

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

SUBSIDIARIES

  WFS Financial Auto Loans, Inc.

     WFAL is a wholly-owned, limited purpose subsidiary of WFS. WFAL was organized primarily for the purpose of purchasing contracts, originated by WFS, and securitizing those contracts in the asset-backed market. A total of three securitization transactions totalling $1.9 billion were completed during 1998.

  WFS Financial Auto Loans 2, Inc.

     WFAL2 is a wholly-owned, limited purpose subsidiary of WFS. WFAL2 purchases contracts, originated by WFS, to be used as collateral for its reinvestment contract activities (see "WFS Reinvestment Contract").

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

TRANSACTIONS WITH RELATED PARTIES

  Senior Note

     WFS has $125 million outstanding under the terms of the Senior Note from the Bank. The Senior Note provides for principal payments of $25 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. During 1998, the Company made a paydown of $15.0 million without prepayment penalties. Interest payments on the Senior Note are due quarterly, in arrears, calculated at the rate of 7.25% per annum. The Senior Note is not secured. Pursuant to the terms of the Senior Note, WFS may not incur any other indebtedness which is senior to the obligations evidenced by the Senior Note except for (i) indebtedness collateralized or secured under the Line of Credit and (ii) indebtedness for similar types of warehouse lines of credit. The Senior Note had interest expense of $9.0 million and $9.1 million for 1998 and 1997, respectively.

  Promissory Note

     WFS has $50 million outstanding under the terms of a Promissory Note with the Bank dated August 1, 1997. The Promissory Note provided for principal payments in two equal annual installments of $25 million. Subsequent to year end, the Promissory Note was amended to increase the amount by $30 million and to provide for principal payments in two equal annual installments of $40 million commencing on July 31, 2001. Interest payments on the Promissory Note are due quarterly, in arrears, calculated at the rate of 9.42% per annum. Pursuant to the terms of the Promissory Note and the Senior Note, WFS may not incur any other indebtedness which is senior to the obligations evidenced by the Promissory Note except for (i) indebtedness under the Senior Note (ii) indebtedness collateralized or secured under the Line of Credit and (iii) indebtedness for similar types of warehouse lines of credit. The Promissory Note had interest expense of $4.7 million and $2.0 million during 1998 and 1997, respectively.

  Line of Credit

     The Line of Credit extended by the Bank permits WFS to draw up to $900 million as needed to be used in its operations. WFS does not pay a commitment fee for the Line of Credit. The term of the Line of Credit commenced on May 1, 1995 and terminates on December 31, 1999 except that such term may be extended by WFS for additional periods up to 56 months under certain conditions. When secured by contracts, the first $600 million of the Line of Credit carries an interest rate equal to the Federal composite commercial paper rate plus 10 basis points, with the margin increasing to 50 basis points to the extent the obligation is not secured. The next $300 million of the Line of Credit carries an interest rate equal to the Federal composite commercial paper rate plus 40 basis points when secured by contracts, with the margin increasing to 80 basis points to the extent the obligation is not secured. Interest on the amount outstanding under the Line of Credit is paid monthly, in arrears, and is calculated on the average amount outstanding that month. The Bank has the right under the Line of Credit to refuse to permit additional amounts to be drawn on the Line of Credit if, in the Bank's discretion, the amount sought to be drawn will not be used to finance the Company's purchase of contracts or other working capital requirements. At December 31, 1998, $555 million was outstanding on the Line of Credit. Interest expense was $16.8 million for the year ended December 31, 1998. The average amount outstanding during 1998 was $278 million.

  Short Term Investments-Parent

     WFS invests its excess cash at the Bank under an Investment Agreement. The Bank pays WFS an interest rate equal to the Federal composite commercial paper rate on this excess cash. The weighted average interest rate was 5.45% and 5.78% for 1998 and 1997, respectively. The average balance of the excess cash was $9.0 million and the interest income earned was $0.5 million during 1998. At December 31, 1998, WFS held no excess cash with the Bank under the Investment Agreement.

  WFS Reinvestment Contract

     Pursuant to a series of agreements to which WFS, the Bank and WFAL2, among others, are parties, WFS is able to access the cash flows of each of the outstanding securitization transactions and the cash held in each spread account for each of those transactions. WFS is permitted to use that cash as it determines, including in its ordinary business activities of originating contracts.

     In each securitization transaction, the Bank and WFAL2 have entered into a reinvestment contract, which is deemed to be an eligible investment under the relevant securitization agreements. The securitization agreements require, provided certain conditions are met, that all cash flows of the relevant trust and the associated spread accounts be invested in the applicable reinvestment contract. A limited portion of the invested funds may be used by WFAL2 and the balance may be used by the Bank. The Bank makes its portion available to WFS pursuant to the terms of the WFS Reinvestment Contract ("RIC"). Under the RIC, WFS receives access to all of the cash available to the Bank under each trust reinvestment contract and is obligated to repay to the Bank an amount equal to the cash so used when needed by the Bank to meet its obligations under the individual trust reinvestment contracts. With the portion of the cash available to it under the individual trust reinvestment contracts, WFAL2 purchases contracts from WFS pursuant to the terms of Sale and Servicing Agreements.

     Pursuant to an agreement with FSA, the trust reinvestment contracts may be eligible investments provided the Bank and WFAL2 pledge adequate collateral to secure their respective obligations. In accordance with this agreement, the Bank and WFAL2 pledge property owned by each for the benefit of the trustee of each trust and FSA. WFS pays the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank as consideration for the pledge of collateral by the Bank and for WFS' access to cash under the RIC. During 1998, WFS paid the Bank $0.7 million for this purpose. As WFAL2 directly utilizes the cash made available to it to purchase contracts for its own account from WFS, no additional consideration from WFS is required to support WFAL2's pledge of its property under the agreement with FSA. While WFS is under no obligation to repurchase contracts from WFAL2 to the extent WFAL2 needs to sell any such contracts to fund its repayment obligations under the trust reinvestment contracts, it is anticipated that WFS would prefer to purchase those contracts than for WFAL2 to sell those contracts to a third party. The RIC, by its terms, is to remain in effect so long as any of the trust reinvestment contracts is an eligible investment for its related securitization transaction. During 1998, the average amount outstanding under the RIC was $585 million and the average amount of contracts purchased by WFAL2 from WFS was $119 million. At December 31, 1998, the amount outstanding under the RIC was $364 million and the amount of contracts held by WFAL2 purchased from WFS was $355 million.

  Tax Sharing Agreement

     WFS and its subsidiaries (WFAL, WFAL2 and WFSII) are parties to a tax sharing agreement with Westcorp, the Bank and other subsidiaries of Westcorp, pursuant to which a consolidated federal tax return is filed for all of the parties to the agreement. Under the agreement, the tax due by the group is allocated to each member based upon the relative percentage of each member's taxable income to that of all members. Each member pays to Westcorp its estimated share of that tax liability when otherwise due, but in no event may the amount paid exceed the amount of tax which would have been due if a member were to file a separate return. A similar process is used with respect to state income taxes, for those states which permit the filing of a consolidated or combined return. Tax liabilities to states which require the filing of separate tax returns for each company are paid by each company. The term of the tax sharing agreement commenced on the first day of the consolidated return year beginning January 1, 1994 and continues in effect until the parties to the tax sharing agreement agree in writing to terminate it. See "Note 12 -- Income Taxes" to WFS' Consolidated Financial Statements.

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

     WFS has entered into an agreement with Westran Services Corp ("Westran"), which is a subsidiary of Westcorp, to receive travel related services. WFS believes that the services rendered by Westran are reasonable and representative of what such costs would have been had WFS used an unaffiliated entity for such services. Total amounts paid to Westran in 1998, 1997 and 1996 was $0.2 million, $0.1 million, and $0.4 million, respectively

     WFS leases office space for its Encino, California office from Insurance Company of the West ("ICW"), an affiliate of Mr. Rady, Chairman of WFS, the Bank and Westcorp. The basic annual rent is adjusted annually and includes a portion of direct operating expenses. The Encino lease arrangement expires in 2001. The Company paid $152,211 in rent to ICW in 1998.

     The Kearny Mesa Business Center is landlord to WFS' office in San Diego. Kearny Mesa Business Center is an affiliate of Mr. Rady. The total amount paid in 1998 pursuant to this lease, which expires in 2001, was $53,057.

RELATIONSHIP WITH THE BANK AND ITS AFFILIATES

     In the opinion of the Company, the transactions described herein under the caption "Transactions with Related Parties" have been on terms no less favorable to WFS than could be obtained from unaffiliated parties, notwithstanding that the transactions were not negotiated at arm's length. However, the transactions were approved by the entire Board of Directors of WFS, the Bank and Westcorp, including all of their respective independent directors. Furthermore, any future transactions with the Bank or affiliated persons will continue to be approved by a majority of disinterested directors of the Company. See "Supervision and Regulation -- Westcorp".

SUPERVISION AND REGULATION

THE COMPANY

     The Company is an operating subsidiary of the Bank and a second tier subsidiary of Westcorp. The Company purchased automobile loans in 42 states at February 28, 1999. While WFS has historically been licensed in each state in which it operates, WFS is now relying upon the preemption of such state licensing laws afforded by regulations adopted by the Office of Thrift Supervision ("OTS"). To the extent WFS relies on preemption it is no longer subject to audit and examination by the applicable state agencies for these states, but remains subject to examination and supervision by the OTS and the Federal Deposit Insurance Corporation ("FDIC"), the Federal entity which provides insurance of deposits to the Bank. WFS engages local counsel familiar with the applicable consumer finance and auto finance, licensing and titling laws and regulations of general application of each of the states in which it has offices and from which it purchases contracts to the extent it purchases contracts out of states in which it has no office. At December 31, 1998, and as of the date hereof, WFS believes that it is in compliance with the laws and regulations applicable to each of its offices in these states.

     Numerous federal and state consumer protection laws and regulations not preempted by OTS regulations impose requirements applicable to the contracts originated and serviced by WFS. Among these enactments are the federal Truth-in-Lending Act, the Federal Trade Commission Act, the Fair Credit Billing Act, The Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act and the California Rees-Levering Act and similar retail installment sales laws and similar laws of other states in which

WFS originates contracts. Most of the states in which WFS is originating contracts have statutes or regulations pertaining to the repossession and sale process the Company must follow when seeking to recover on defaulted contracts. Generally, the Company must follow those requirements with precision to ensure its ability to maximize its recovery on a defaulted contract. In addition, some states, such as Texas and Washington, have consumer protection laws which limit the assets WFS may seize in order to recover on any deficiency following repossession and sale of the vehicle which secures a defaulted contract.

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

     Savings association subsidiaries of a savings and loan holding company, and subsidiaries of such savings associations, are limited by HOLA in the type of activities and investments in which they may participate if the investment and/or activity involves an affiliate. In general, savings association subsidiaries of a savings and loan holding company, and the subsidiaries of such savings association, are subject to Sections 23A and 23B of the Federal Reserve Act ("FRA") in the same manner and to the same extent as if the savings association or its subsidiary were a member bank of the Federal Reserve System, as well as being subject to similar regulations adopted by the OTS. Section 23A of the FRA puts certain quantitative limitations, based upon a percentage of a bank's capital stock and surplus, on certain transactions between a bank or its subsidiary and an affiliate, including transactions involving (i) loans or extensions of credit to the affiliate; (ii) the purchase of or investment in securities issued by an affiliate; (iii) purchase of certain assets from an affiliate; (iv) the acceptance of securities issued by an affiliate as security for a loan or extension of credit to any person; or (v) the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. The Board of Governors of the Federal Reserve System (the "Board") has revised the definition of capital stock and surplus for purposes of Section 23A to conform that definition to that used by the Board in calculating the limits in Regulation O for insider lending and by the Office of the Comptroller of the Currency ("OCC") in calculating the limit on loans by a national bank to a single borrower. The revised definition will permit subordinated debt issued by the Bank that qualifies for inclusion in Tier 2 capital to be included in the calculation of capital stock and surplus.

     In addition, under Section 23B, transactions between a bank or its subsidiary and an affiliate must meet certain qualitative limitations. Such transactions must be on terms at least as favorable to the bank or its subsidiary as transactions with unaffiliated companies.

     Section 11 of the HOLA also specifically prohibits a savings association subsidiary of the savings and loan holding company, or a subsidiary of that savings association, from making a loan or extension of credit to an affiliate (which also includes, under most circumstances, a purchase of assets from an affiliate that is subject to the affiliate's agreement to repurchase those assets) unless that affiliate is engaged only in activities permitted to bank holding companies under Section 4(c) of the Bank Holding Company Act or from purchasing or investing in the securities of any affiliate (other than a subsidiary of the savings association). The OTS regulations, consistent with the provisions of Sections 23A and 23B, exclude transactions between a savings association and its subsidiaries from the limitations of those sections, but those regulations also define certain subsidiaries to be affiliates and subject to the requirements of those sections. At the present time, neither WFS nor any of its subsidiaries are within the definition of an affiliate of the Bank for purposes of those regulations.

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

     An operating subsidiary, such as WFS, is permitted by the applicable regulations of the OTS to only engage in such business activities as the Bank itself is permitted to engage in for its own account. The investments of operating subsidiaries are required to be consolidated with those of its parent Federal savings bank for purposes of determining whether the parent Federal savings bank, on a consolidated basis, is in full compliance with those regulations limiting its activities to a percentage of its total consolidated assets. In that regard, the Bank is permitted by the HOLA to invest up to 35% of its consolidated assets in consumer loans, commercial paper and qualifying corporate debt instruments; provided however, that all consumer loans in excess of 30% of the Bank's consolidated assets must be made directly to the consumer. Accordingly, not more than 30% of the Bank's consolidated assets may be invested in contracts purchased from new and used car dealers. At December 31, 1998, WFS held $825 million of contracts which were purchased from dealers, which amount represented 21.8% of the Bank's consolidated assets. The Company was purchasing contracts at the average rate of $223 million per month for the year then ended. However, WFS also securitized $1.9 billion of such contracts in 1998, and an additional $1.0 billion of such contracts in February of 1999. The Company intends to regularly securitize contracts purchased from dealers to insure that the Bank will remain in compliance with this regulatory limitation on its consolidated activities.

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

COMPETITION

     The auto finance business is highly competitive. With the successful implementation of its business strategies, including its recent restructurings, the Company believes it is competitive with other auto finance providers. WFS strives to consistently apply established and time proven underwriting standards, thus providing new and used car dealers a dependable source of auto financing for contracts falling within the full spectrum of prime and non-prime credit quality contracts. WFS then securitizes contracts to lock in excess spread and enhance liquidity.

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

     WFS must also compete with dealer interest rate subsidy programs offered by the captive auto finance companies. However, frequently those programs are limited to certain models or to certain loan terms which may not be attractive to many new auto purchasers. WFS is more flexible in that it may offer longer terms or be willing to accept a lower down payment than the captive auto finance companies require. Also, these programs are rarely offered on used vehicles.

     The competition for contracts available within the prime and non-prime credit quality contract spectrum is more intense when the rate of sales of autos declines. While WFS has experienced consistent growth for many years, it can give no assurance that it will be able to continue to do so. While auto leasing has increased significantly in recent years, WFS has no present intention of offering leases. WFS believes that many of such leases are for relatively short terms of two or three years; therefore, the number of used auto contracts available will continue to increase as these leases terminate. WFS believes that this will continue to provide to it opportunities to purchase used auto contracts in the quantity and of the quality it seeks.

YEAR 2000 STANDARDS FOR SAFETY AND SOUNDNESS

     The OTS issued interim guidelines establishing Year 2000 safety and soundness standards for insured depository institutions. As an operating subsidiary, the Company is subject to these guidelines. The development and implementation of a written due diligence process to monitor and evaluate Year 2000 efforts by third-party service providers and software vendors is a critical component of an institution's initial assessment period. The guidelines also require each insured depository institution to develop and adopt a written project plan that addresses each phase of the planning process. Insured depository institutions are expected to perform adequate testing of admission critical systems. The guidelines require an insured depository institution to design contingency plans appropriate for the institutions technological systems and operating structure that describe how the institution will mitigate the risks associated with the failure of systems (the business resumption contingency plan) and as applicable the failure to complete renovation testing or implementation of a emission critical system. The guidelines require insured depository institutions to implement a due diligence process that identifies customers posing material Year 2000 risk, evaluate the Year 2000 preparedness, assess the Year 2000 risk and implement the appropriate risk controls. Finally, the guidelines require that the Board of Directors and management must be involved in all stages of the institutions efforts to achieve the Year 2000 readiness.

EMPLOYEES

     At December 31, 1998, WFS had 1,752 full-time and 53 part-time employees. None of these employees is represented by a collective bargaining unit or union, and WFS and its subsidiaries believe they have good relations with their personnel.

FORWARD-LOOKING STATEMENTS

     Included in our Business Section are several "forward-looking statements." Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue" or other comparable expression. These words indicate future events and trends. Forward-looking statements are our current views with respect to future even and financial performance. These forward-looking statements are subject to many risks and uncertainties which could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are:

     1. the level of charge-offs, as an increase in the level of charge-offs will decrease our earnings;

     2. our ability to originate new contracts in a sufficient amount to reach our needs, as a decrease in the amount of contracts we originate will decrease our earnings;

     3. a decrease in the difference between the average interest rate we receive on the contracts we originate and the rate of interest we must pay to fund our cost of originating those contracts; as a decrease will reduce our earnings;

     4. the continued availability of sources of funding for our operations, as a reduction in the availability of funding will reduce our ability to originate contracts;

     5. maintaining the level of operating costs; as an increase in those costs will reduce our net earnings; and

     6. the Year 2000 issues; as a disruption of our collection efforts as a result of Year 2000 problems or an increase in our costs to correct Year 2000 issues will reduce earnings.

     There are other risks and uncertainties we face, including the effect of changes in general economic conditions and the effect of new laws, regulations and court decisions. You are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

     At December 31, 1998, WFS owned one property in Dallas, Texas. Additionally, WFS leased 88 properties at various locations in numerous states.

     The executive offices of WFS are located at 23 Pasteur, Irvine, California and are leased from the Bank. The remaining leased properties are used as production offices. WFS leases space at two locations from companies controlled by the Chairman of the Company. For further information see "Transactions with Related Parties."

ITEM 3. LEGAL PROCEEDINGS

     WFS is involved as a party in certain legal proceedings incidental to its business. Management of WFS believes that the outcome of such proceedings will not have a material effect upon its business or combined financial condition. See "Note 7 -- Commitments and Contingencies" to WFS' Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE BY QUARTER

     The common stock of WFS Financial Inc has been publicly traded since August 8, 1995 on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") identified by the symbol, WFSI. The following table illustrates the high and low sale prices by quarter in 1998 and 1997, as reported by NASDAQ, which prices are believed to represent actual transactions.

                                                1998                1997
                                           ---------------    ----------------
                                            HIGH      LOW      HIGH      LOW
                                           ------    -----    ------    ------
First Quarter............................  $14.88    $9.00    $23.25    $10.75
Second Quarter...........................   11.85     7.00     16.75      8.69
Third Quarter............................    8.50     5.00     22.50     16.31
Fourth Quarter...........................    6.94     4.63     22.13      8.63

     There were approximately 756 shareholders of WFS Financial Inc common stock at February 28, 1999. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

DIVIDENDS

     WFS did not have public shareholders prior to August 8, 1995 and has not declared or paid cash dividends to the Bank as its parent corporation since 1989 nor to public shareholders after August 8, 1995. WFS has no current plan to declare or pay any dividends on its Common Stock. WFS is not currently under any regulatory or contractual limitation on its ability to declare or pay any dividends. There is no assurance that WFS will declare or pay any dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

     The balance sheet data and statement of operations data for all years have been derived from the Company's audited consolidated financial statements. The operating data and servicing data have been derived from other unaudited financial information of the Company. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1998         1997         1996         1995       1994(2)
                                       ----------   ----------   ----------   ----------   ----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Servicing income.....................  $   76,110   $  137,753   $  111,969   $   71,824   $   67,683
Net interest income..................      64,978       52,657       53,533       44,248       24,104
Gain on sale of contracts............      25,438       39,399       41,518       18,856        1,321
                                       ----------   ----------   ----------   ----------   ----------
Total revenues.......................     166,526      229,809      207,020      134,928       93,108
Provision for credit losses..........      15,146        8,248       10,275        6,483        8,037
Restructuring charge(1)..............      15,000
Operating expenses...................     165,042      167,418      130,325       77,315       52,627
                                       ----------   ----------   ----------   ----------   ----------
Total expenses.......................     195,188      175,666      140,600       83,798       60,664
                                       ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes....     (28,662)      54,143       66,420       51,130       32,444
Income taxes.........................     (12,095)      22,829       27,779       20,963       13,951
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss)....................  $  (16,567)  $   31,314   $   38,641   $   30,167   $   18,493
                                       ==========   ==========   ==========   ==========   ==========
Net income (loss) per common share --
  diluted (3)........................  $    (0.64)  $     1.22   $     1.50   $     1.33   $     0.90
                                       ==========   ==========   ==========   ==========   ==========
OPERATING DATA:
Prime contract purchases.............  $1,808,013   $1,245,027   $1,129,314   $  936,429   $  848,486
Non-prime contract purchases.........     862,683    1,040,252      992,375      591,220      328,545
                                       ----------   ----------   ----------   ----------   ----------
          Total contract purchases...  $2,670,696   $2,285,279   $2,121,689   $1,527,649   $1,177,031
                                       ==========   ==========   ==========   ==========   ==========
Contract securitizations.............  $1,885,000   $2,190,000   $2,090,000   $1,480,000   $  842,000
Number of states in which contracts
  were purchased.....................          42           37           31           16            7
Number of dealers from which
  contracts were acquired............      11,323       11,978        9,372        6,247        4,491
SERVICING DATA:
Servicing portfolio at end of
  period.............................  $4,367,099   $3,680,817   $3,046,585   $2,209,594   $1,633,177
Average servicing portfolio during
  the period.........................   4,006,185    3,383,570    2,627,622    1,886,359    1,438,582
Delinquencies as a percentage of
  amount of contracts outstanding at
  end of period(4)...................        3.64%        2.20%        1.80%        1.24%        0.74%
Net chargeoffs as a percentage of the
  average amount of contracts
  outstanding during the period(4)...        3.42%        3.02%        2.30%        1.61%        1.09%

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1998         1997         1996         1995       1994(2)
                                       ----------   ----------   ----------   ----------   ----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
Contracts receivable, net............  $  884,825   $  229,338   $  231,942   $  316,036   $  426,467
Total assets.........................   1,444,340      878,160      675,572      583,588      547,961
Notes payable........................     160,000      175,000      125,000      125,000
Line of credit -- parent.............     554,836                                             320,792

---------------
(1) See "Business -- Improve Operating Efficiencies".

(2) The data presented reflect the combined operations of both the auto finance division of the Bank and its wholly-owned operating subsidiaries, WFS, WFAL and WFAL2. See "Note 1 -- Summary of Significant Accounting Policies" to WFS' Consolidated Financial Statements.

(3) Restated to reflect a 10% stock dividend in 1996

(4) Includes delinquency and loss information relating to contracts that were sold, but which were originated and serviced by WFS. See "Asset Quality" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The primary sources of revenue for WFS are servicing income, net interest income and gain on sale of contracts. During 1998, WFS purchased $2.7 billion of contracts compared to $2.3 billion in 1997, an increase of 17%. After purchasing contracts, WFS generally securitizes its contracts and earns servicing income. Servicing income is primarily generated following the securitization of contracts purchased by WFS and consists of: (i) contractual servicing fees, (ii) retained interest income and (iii) other fee income such as late charges and documentation fees which are earned regardless of whether or not a securitization has occurred. Contractual servicing is the servicing fee contractually due from a trust for servicing contracts which have been securitized. Retained interest income represents realized gross retained interest income from securitized contracts net of the amortization of the RISA. Late charges, deferment fees, documentation fees and other fees are also collected on contracts serviced and are retained by the Company. While contracts are held on balance sheet, WFS earns net interest income. Net interest income is the difference between the interest earned on contracts not yet sold in securitization transactions and the interest paid on the liabilities used to fund such contracts. Gain on sale of contracts is recognized based on the estimated present value of the estimated future earnings to be received from the excess spread on securitized contracts at the time of sale.

     The Company's securitization transactions involved the sale of contracts to a trust in exchange for asset-backed securities issued by the trust which WFS sells to investors. See "Business -- Hedging and Securitization". WFS continues to service the contracts following their securitization and receives a contractual servicing fee for such activities. In connection with the securitization of contracts, WFS retains the right to receive excess spread which is equal to the difference between the stated interest rate on the contracts securitized and the interest rate on the asset-backed securities, after adjustments for credit losses, administrative expenses and contractual servicing fees. WFS securitized $1.9 billion, $2.2 billion and $2.1 billion of contracts during 1998, 1997 and 1996, respectively.

     The following table lists each of the Company's outstanding securitization transactions. Each of these transactions was rated AAA by S&P, and Aaa by Moody's, their respective highest ratings. All earlier securitization transactions and each class of security with an earlier maturity date were timely paid off in full prior to December 31, 1998.

                                        REMAINING        REMAINING
                                        BALANCE AT      BALANCE AS A      ORIGINAL          ORIGINAL             GROSS
ISSUE                      ORIGINAL    DECEMBER 31,      PERCENT OF       WEIGHTED      WEIGHTED AVERAGE     INTEREST RATE
NUMBER     CLOSE DATE      BALANCE         1998       ORIGINAL BALANCE   AVERAGE APR   SECURITIZATION RATE    SPREAD (1)
------   ---------------  ----------   ------------   ----------------   -----------   -------------------   -------------
                                                  (DOLLARS IN THOUSANDS)
1995-1   January, 1995    $  190,000    $   10,596          5.58%          15.58%             8.05%              7.53%
1995-2   April, 1995         190,000        13,583          7.15%          15.71%             7.10%              8.61%
1995-3   June, 1995          300,000        27,709          9.24%          16.36%             6.05%             10.31%
1995-4   September 1995      375,000        52,839         14.09%          15.05%             6.20%              8.85%
1995-5   December, 1995      425,000        73,407         17.27%          15.04%             5.88%              9.16%
1996-A   March, 1996         485,000        99,902         20.60%          15.35%             6.13%              9.22%
1996-B   June, 1996          525,000       135,039         25.72%          15.46%             6.75%              8.71%
1996-C   September, 1996     535,000       165,490         30.93%          15.74%             6.66%              9.08%
1996-D   December, 1996      545,000       194,390         35.67%          15.83%             6.17%              9.66%
1997-A   March, 1997         500,000       209,202         41.84%          15.43%             6.60%              8.83%
1997-B   June, 1997          590,000       287,386         48.71%          15.33%             6.37%              8.96%
1997-C   September, 1997     600,000       342,070         57.01%          15.36%             6.17%              9.19%
1997-D   December, 1997      500,000       314,664         62.93%          15.43%             6.34%              9.09%
1998-A   March, 1998         525,000       369,831         70.44%          15.19%             6.01%              9.18%
1998-B   June, 1998          660,000       530,982         80.45%          14.72%             6.06%              8.66%
1998-C   November, 1998      700,000       664,362         94.91%          14.68%             5.81%              8.87%
                          ----------    ----------
         Total            $7,645,000    $3,491,452
                          ==========    ==========

---------------
(1) Represents the difference between the original weighted average annual percentage rate ("APR") and the weighted average securitization rate at the close date.

RESULTS OF OPERATIONS

  Servicing Income

     Servicing income decreased to $76 million during 1998 compared to $138 million during 1997 and $112 million during 1996, representing a decrease of 45% and a decrease of 32%, respectively. Servicing income declined during 1998 due to (1) higher amortization of retained interest in securitized assets as a result of higher credit losses; (2) lower retained interest income as a result of WFS not executing a securitization transaction in the third quarter and; (3) increased levels of bankruptcies.

     Contractual servicing is earned at a rate of 1.0% to 1.25% per annum on the outstanding balance of contracts securitized and is consistent with industry standards. Retained interest income is dependent upon the average excess spread on the contracts sold and the size of the serviced portfolio. Servicing fee income is related to the size of the serviced portfolio. During the past three years, WFS increased its average serviced portfolio to $4.0 billion in 1998 from $3.4 billion and $2.6 billion in 1997 and 1996, respectively. Other fee income, consisting primarily of documentation fees, late charges and deferment fees, decreased to $37.0 million during 1998 compared to $37.1 million and $32.3 million in 1997 and 1996, respectively, representing a decrease of less than 1% and an increase of 15%, respectively.

                                                       FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                  -----------------------------
                                                   1998       1997       1996
                                                  -------   --------   --------
                                                     (DOLLARS IN THOUSANDS)
Retained interest income........................  $ 1,961   $ 69,844   $ 55,219
Contractual servicing income....................   37,180     30,803     24,404
Other fee income................................   36,969     37,106     32,346
                                                  -------   --------   --------
          Total servicing income................  $76,110   $137,753   $111,969
                                                  =======   ========   ========

     WFS has completed 44 securitization transactions to date since its first transaction in December 1985. The first eleven of these transactions were on balance sheet collateralized bond offerings and the remaining 32 were off balance sheet trusts. Twenty-three transactions have been paid in full and all were paid on or before their contractual maturity dates.

  Net Interest Income

     Net interest income is the difference between the rate earned on contracts held on balance sheet and the interest costs associated with the Company's borrowings. Net interest income totalled $65.0 million in 1998 compared to $52.7 million and $53.5 million in 1997 and 1996, respectively. The following table shows the average rate earned on contracts and the average rate paid on borrowings, consisting primarily of advances from the Bank, together with the corresponding net interest rate spread for years ended 1998, 1997 and 1996.

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                          1998    1997    1996
                                                          -----   -----   -----
Yield on contracts......................................  14.37%  13.81%  14.83%
Cost of borrowings......................................   7.37    8.16    6.44
                                                          -----   -----   -----
Net interest rate spread................................   7.00%   5.65%   8.39%
                                                          =====   =====   =====

     The increase in the net interest rate spread in 1998 was the result of lower overall financing costs as WFS utilized the line of credit in order to retain contracts on its balance sheet while obtaining higher yields on those contracts retained.

     As WFS securitizes its contracts, revenue previously recognized as net interest income will, upon such securitization, be recognized as retained interest income. Prior to securitizing contracts, WFS earns interest income on its contracts, pays interest expense to fund the contracts and absorbs any credit losses. After securitization, the net earnings are recorded as retained interest income.

     To protect against changes in interest rates, WFS hedges contracts purchased until their securitization with two-year Treasury securities forward agreements. The gain or loss on these forward agreements is deferred and included as part of the basis of the underlying contracts and recognized when the contracts are securitized. See "Capital Resources and Liquidity".

     The Company's primary source of borrowings has been advances from its parent. These advances were provided on an as-needed basis at a weighted average rate equal to 7.37% in 1998, 8.16% in 1997 and 6.44% in 1996. For 1998, 1997 and
1996, the cost of borrowings represents the average combined rate of the Senior Note, Promissory Note and the Line of Credit. See "Capital Resources and Liquidity" and "Transactions with Related Parties".

  Gain on Sale of Contracts

     WFS recorded gain on sale of contracts of $25.4 million, $39.4 million and $41.5 million in 1998, 1997 and 1996, respectively. Gain on sale of contracts declined compared to prior periods due to not executing a securitization transaction in the third quarter of 1998, and as a result of changes in the gross interest rate spread of contracts securitized (see the table under "Overview"), the amount of dealer participation paid, changes in credit loss assumptions, and the effect of hedging activities. Gross interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuation are reduced through hedging activities.

     WFS computes a gain on sale with respect to contracts securitized based on the present value of the estimated future retained interest earnings to be received from such contracts using a market discount rate. Two methods have arisen in practice to determine the fair value of these future retained interest earnings, the cash-in method and the cash-out method. The Securities and Exchange Commission ("SEC") has set forth specific guidance that the cash-out method is the only appropriate method to be used in determining the fair value of such assets as defined by the Financial Accounting Standards Board Statement No. 125. The cash-out method discounts expected future retained interest earnings from the period in which the transferor expects to receive the cash, thereby taking into consideration the period of time that the cash is received from obligors but restricted from distribution to the transferor. WFS has historically and will continue to use the cash-out method in measuring such assets. In order to determine the gain on sale, WFS also considers prepaid dealer commissions, issuance costs and the effect of hedging activities. Retained interest in securitized contracts is capitalized upon securitization of contracts and represents the present value of the estimated future earnings to be received by WFS from the excess spread created in securitization transactions and is amortized against servicing income over the life of the contracts. See "Note 1 -- Summary of Significant Accounting Policies" to WFS' Consolidated Financial Statements.

  Provision for Credit Losses

     The Company maintains an allowance for credit losses to cover anticipated losses on the contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the contracts held on balance sheet or as a result of the reduction of contracts held on balance sheet due to a securitization transaction. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet, pending sales of contracts and historical loss trends. When WFS sells contracts in a securitization transaction, it reduces its allowance for credit losses and factors potential losses into its gain on sale calculation. WFS believes that the allowance for credit losses is currently adequate to absorb inherent losses in the owned contract portfolio. See "Note
1 -- Summary of Significant Accounting Policies" to WFS' Consolidated Financial Statements.

     During 1998, the provision for credit losses totaled $15.1 million compared to $8.2 million and $10.3 million in 1997 and 1996, respectively. The increase in provision for credit losses in 1998 was due primarily to an increased amount of loans held on balance sheet.

  Operating Expenses

     Operating expenses consist of salaries and employee benefits, credit and collections expense and other miscellaneous costs. Over the past three years, these expenses have increased as WFS' operations have expanded. At the end of 1994, WFS operated in seven states. Since 1994, WFS has expanded its operations to include 42 states. As the servicing portfolio increases, costs related to credit, collection and other related expenses increase as well.

     Total operating expenses were $165 million, $167 million and $130 million for 1998, 1997 and 1996, respectively. The Company reduced its cost of operations in 1998 in both dollars and as a percent of average serviced contracts with the completion of the restructuring programs as well as other operating efficiencies achieved during the year. Operating expenses as a percentage of average serviced contracts declined 83 basis points to 4.12% in 1998 compared with 4.95% in 1997. Salaries and employee benefit expenses remained at $95.7 million in both 1998 and 1997, up from $71.9 million in 1996. Miscellaneous expenses, which includes occupancy, telephone and other miscellaneous expenses, were $48.1 million, down 16% and 3% from $57.2 million and $49.4 million in 1997 and 1996, respectively.

     WFS pays a monthly management fee to the Bank and Westcorp which covers various expenses, including accounting, legal, tax, cash management, purchasing and auditing services. Additionally, the Bank and Westcorp pay fees to WFS for information services. The management fee is based upon the actual costs incurred and estimates of actual usage. WFS believes that the management fee approximates the cost to perform these services on its own behalf or to acquire them from third parties. WFS has the option, under the management agreements, to procure these services on its own should it be more economically beneficial to WFS to do so. See "Transactions with Related Parties -- Management Agreements".

  Restructuring

     In 1998, the Company completed a restructuring plan initially announced on February 10, 1998. The plan had four objectives: to reduce operating costs, to increase contract production volume, to strengthen credit quality and to improve the quality of personnel. The plan was achieved in two phases. Phase I of the plan, completed in the first quarter of 1998, consisted of the restructuring of operations in the Western United States. Phase II of the plan, completed in the third quarter of 1998 and patterned after Phase I, consisted of the restructuring of operations in the Central and Eastern United States.

     As a result of the restructuring, a total of 400 positions, or 19% of the Company's workforce, were eliminated and 96 offices were closed. The Company now purchases contracts through 21 regional business centers (RBCs) and 26 satellite offices, each offering the full spectrum of prime and non-prime products. The total pre-tax restructuring charge in 1998 for the completed plan was $15.0 million. Restructuring related costs included $1.8 million for employee severance and $13.2 million for lease termination fees and the write off of disposed assets. The restructuring charge was substantially utilized during 1998. Operating costs as a percent of serviced contracts has declined from 5.4% in 1997 to 3.8% in 1998, resulting in a decrease in operating costs of $65 million on an annual run rate basis.

     Through the restructuring, WFS increased its contract production volume to $2.7 billion compared with $2.3 billion in 1997. Prior to the restructuring, the Company purchased contracts in 143 offices, each serving either the prime or non-prime market. As part of the restructuring, the Company closed poorly performing offices and combined its prime and non-prime marketing into a single, unified marketing effort. By combining the marketing of the two products under a single marketing force, WFS is able to more fully leverage its existing dealer relationships across the full spectrum of credit.

     Each of the 47 offices underwrites contracts by employing separate credit analysts that specialize in either reviewing prime or non-prime paper. The underwriting process is further enhanced by credit policies and contract approval authorities controlled by the front-end contract production system and through the use of the Company's proprietary scorecard which was implemented in the fourth quarter of 1998. See "Business -- Maintain Solid Asset
Quality -- Consistent and Expeditious Underwriting."

     As part of the restructuring, early delinquency collection efforts were centralized at two national servicing centers that employ automated queuing and dialing techniques to contact customers. When these efforts are unsuccessful, the collection process is transferred to the RBCs where loan service counselors undertake more extensive collection efforts up to and including repossession. The Company plans to further improve its collection efforts by implementing a new collection system, including risk-based collections, in 1999.

     During 1998, the Company also established a more effective management structure. Each RBC is managed by a RBC manager who directs and is responsible for the performance of the region. Four functional managers who oversee marketing, credit, collections and operations report directly to the RBC manager. This organization is designed to provide overall coordination of the activities within the RBC with appropriate focus and specialization in each of these four critical business areas. Each of these critical functions also has a national director who provides expertise, training and policy development, management and enforcement. This matrix structure has been effective in providing greater oversight, compliance and focus for each aspect of the organization and has helped standardize operating practices by identifying best practices and employing these practices throughout the organization.

  Income Taxes

     WFS files federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp, the holding company parent of the Bank. Other state tax returns are filed by WFS as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for WFS was 42% for 1998, 1997 and 1996. See "Transactions with Related Parties -- Tax Sharing Agreement".

FINANCIAL CONDITION

  Contracts Receivable and Contracts Held for Sale

     WFS holds a portfolio of contracts on balance sheet for investment that totaled $70.8 million at December 31, 1998 and $52.6 million at December 31, 1997. Contracts held for sale totaled $825 million at December 31, 1998 compared to $184 million at December 31, 1997. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of contracts. WFS completed securitization transactions of $1.9 billion during 1998, down from $2.2 billion in 1997 as a result of the Company's decision not to execute a securitization transaction in the third quarter, during a time when asset-backed transactions were adversely affected by wider spreads thereby leaving a greater amount of automobile contracts on the balance sheet. WFS securitized $1.0 billion of contracts in February 1999, and plans to continue to securitize contracts on a regular basis when favorable market conditions exist. See "Note 1 -- Summary of Significant Accounting Policies" to WFS' Consolidated Financial Statements.

  Amounts Due From Trusts

     The excess cash flow generated by contracts sold to trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, WFS advances additional monies to WFAL to initially fund these spread accounts. WFS establishes a liability associated with its use of the spread account funds which is reduced as such funds reach predetermined funding levels. WFS is released from obligation after the spread account reaches a predetermined funding level. Amounts due from trusts represents amounts due to WFS that are still under obligation to be held in the spread accounts. The amounts due from trusts at December 31, 1998 was $333 million compared with $295 million at December 31, 1997. The increase is a result of the increase in total contracts securitized and outstanding. See "Transactions with Related Parties -- WFS Reinvestment Contract".

  Retained Interest in Securitized Assets

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 requires that, following a transfer of financial assets, the transferor recognizes the assets it controls and the liabilities it has incurred, and derecognizes assets for which control has been surrendered and liabilities that have been extinguished. For securitization transactions, SFAS 125 defines two separate financial assets retained at the time of securitization, a retained interest in securitized assets, which represents the excess spread created from securitization, and a servicing rights asset which represents the benefit derived from retaining the rights to service the contracts securitized. Previous accounting guidance did not separately distinguish these rights.

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

     Future earnings are discounted at a rate management believes to be representative of the market at the time of securitization. The balance of the RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. RISA's are classified in a manner similar to available for sale securities and as such are marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of other comprehensive income (loss) on the Consolidated Statement of Income (loss) and Comprehensive Income (loss) and shareholders' equity on the Consolidated Statements of Financial Condition as an unrealized gain or loss, net of applicable taxes.

     Two methods have arisen in practice to determine the fair value of future retained interest earnings, the cash-in method and the cash-out method. The Securities and Exchange Commission ("SEC") has set forth specific guidance that the cash-out method is the only appropriate method to be used in determining the fair value of such assets as defined by the Financial Accounting Standards Board Statement No. 125. The cash-out method discounts future retained interest earnings from the period in which the transferor expects to receive the cash, thereby taking into consideration the period of time that the cash is received from obligors but restricted from distribution to the transferor. WFS has historically and will continue to use the cash-out method in measuring such assets.

     WFS retains the rights to service all contracts it securitizes. Consumer servicing rights assets ("CSRA") represent the present value of the estimated future earnings to be received from servicing securitized contracts. These earnings are calculated by estimating future servicing revenues, including contractually specified servicing fees, late charges, other ancillary income, and float benefit and netting them against the actual cost to service contracts. WFS has not capitalized any servicing rights as of December 31, 1998.

     The following table presents the activity of the RISA:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1998         1997        1996
                                                    ---------    --------    --------
                                                         (DOLLARS IN THOUSANDS)
Beginning balance.................................  $ 181,177    $121,597    $ 78,045
Additions.........................................     91,914     112,230     104,071
Amortization......................................   (103,610)    (53,421)    (60,519)
Change in unrealized gain on securities available
  for sale........................................      1,749         771
                                                    ---------    --------    --------
Ending balance....................................  $ 171,230    $181,177    $121,597
                                                    =========    ========    ========

     At the time of a securitization, the Company utilizes prepayment speed, net credit loss and discount rate assumptions to initially compute the value of the RISA. These assumptions may change periodically based on actual performance or other factors. During 1998, the Company utilized prepayment rates of 1.6% ABS in computing RISA. Cumulative net credit loss assumptions utilized for 1998 securitizations ranged from 6% to 7%. The Company used a discount rate of 425 basis points over the two-year Treasury rate at the time of securitization in discounting future earnings.

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

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Estimated net undiscounted cash flows.......................  $  361,209    $  438,190
Off balance sheet allowance for losses......................    (170,664)     (236,796)
Discount to present value...................................     (19,315)      (20,217)
                                                              ----------    ----------
Retained interest in securitized assets.....................  $  171,230    $  181,177
                                                              ==========    ==========
Outstanding balance of contracts sold through
  securitizations...........................................  $3,491,452    $3,449,590
Off balance sheet allowance for losses as a percent of
  contracts sold through securitizations....................        4.89%         6.86%

     The decline in the off balance sheet allowance is due to lower potential future losses as a result of a higher percentage of prime contracts securitized. WFS believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

                       CUMULATIVE STATIC POOL LOSS CURVES
                              AT DECEMBER 31, 1998


       PERIOD          1995-1    1995-2    1995-3    1995-4    1995-5    1996-A    1996-B    1996-C     1996-D
--------------------------------------------------------------------------------------------------------------
1                       0.00%     0.03%     0.00%     0.00%     0.01%     0.00%     0.01%      0.00%    0.02%
2                       0.10%     0.15%     0.09%     0.06%     0.09%     0.06%     0.09%      0.09%    0.10%
3                       0.26%     0.23%     0.20%     0.16%     0.16%     0.17%     0.20%      0.22%    0.24%
4                       0.43%     0.43%     0.36%     0.31%     0.32%     0.29%     0.35%      0.52%    0.44%
5                       0.68%     0.58%     0.58%     0.52%     0.48%     0.48%     0.61%      0.74%    0.71%
6                       0.79%     0.77%     0.80%     0.70%     0.62%     0.63%     0.88%      0.98%    0.93%
7                       0.96%     0.95%     1.04%     0.86%     0.78%     0.81%     1.14%      1.27%    1.16%
8                       1.10%     1.09%     1.27%     1.02%     0.98%     1.08%     1.42%      1.52%    1.43%
9                       1.32%     1.28%     1.46%     1.13%     1.16%     1.35%     1.67%      1.77%    1.72%
10                      1.49%     1.49%     1.62%     1.26%     1.32%     1.63%     1.91%      1.98%    2.03%
11                      1.68%     1.64%     1.79%     1.41%     1.54%     1.87%     2.18%      2.21%    2.34%
12                      1.86%     1.81%     1.92%     1.52%     2.01%     2.06%     2.38%      2.49%    2.62%
13                      2.05%     1.94%     2.01%     1.66%     2.03%     2.28%     2.58%      2.73%    2.97%
14                      2.20%     2.09%     2.17%     1.86%     2.25%     2.47%     2.79%      2.99%    3.27%
15                      2.38%     2.16%     2.26%     2.07%     2.41%     2.63%     2.95%      3.21%    3.53%
16                      2.51%     2.24%     2.42%     2.26%     2.59%     2.79%     3.14%      3.47%    3.79%
17                      2.67%     2.36%     2.57%     2.47%     2.77%     2.97%     3.38%      3.70%    4.02%
18                      2.79%     2.46%     2.86%     2.59%     2.88%     3.12%     3.55%      3.94%    4.19%
19                      2.90%     2.55%     3.08%     2.72%     3.00%     3.31%     3.80%      4.18%    4.43%
20                      2.98%     2.69%     3.23%     2.88%     3.12%     3.49%     3.98%      4.36%    4.65%
21                      3.08%     2.83%     3.38%     2.95%     3.24%     3.63%     4.14%      4.53%    4.80%
22                      3.21%     2.96%     3.49%     3.04%     3.39%     3.80%     4.31%      4.67%    5.07%
23                      3.27%     3.06%     3.59%     3.13%     3.53%     3.95%     4.46%      4.84%    5.27%
24                      3.41%     3.17%     3.68%     3.22%     3.64%     4.10%     4.58%      5.01%    5.47%
25                      3.53%     3.24%     3.74%     3.30%     3.72%     4.22%     4.74%      5.17%    5.65%
26                      3.59%     3.28%     3.81%     3.37%     3.83%     4.33%     4.87%      5.34%    5.80%
27                      3.68%     3.33%     3.88%     3.47%     3.95%     4.41%     4.98%      5.50%
28                      3.72%     3.42%     3.97%     3.50%     4.08%     4.51%     5.11%      5.67%
29                      3.77%     3.46%     4.01%     3.58%     4.16%     4.60%     5.21%
30                      3.82%     3.49%     4.06%     3.65%     4.25%     4.70%     5.31%
31                      3.87%     3.52%     4.07%     3.75%     4.31%     4.79%     5.42%
32                      3.91%     3.56%     4.14%     3.80%     4.35%     4.85%
33                      3.95%     3.55%     4.20%     3.83%     4.40%     4.91%
34                      3.99%     3.60%     4.26%     3.87%     4.46%     4.99%
35                      4.02%     3.62%     4.31%     3.91%     4.54%
36                      4.00%     3.67%     4.34%     3.94%     4.58%
37                      4.05%     3.70%     4.38%     3.96%     4.61%
38                      4.06%     3.73%     4.40%     3.99%
39                      4.10%     3.74%     4.41%     4.01%
40                      4.14%     3.76%     4.44%     4.04%
41                      4.15%     3.77%     4.48%
42                      4.16%     3.80%     4.49%
43                      4.16%     3.80%     4.51%
44                      4.16%     3.82%
45                      4.16%     3.84%
46                      4.16%
47                      4.16%
48                      4.15%

                       CUMULATIVE STATIC POOL LOSS CURVES
                              AT DECEMBER 31, 1998

       PERIOD              1997-A      1997-B      1997-C      1997-D      1998-A      1998-B      1998-C
       ------              ------      ------      ------      ------      ------      ------      ------
   1                        0.00%       0.00%       0.00%       0.00%       0.00%       0.00%       0.00%
   2                        0.08%       0.07%       0.06%       0.05%       0.04%       0.02%       0.04%
   3                        0.20%       0.18%       0.15%       0.14%       0.11%       0.08%
   4                        0.36%       0.33%       0.29%       0.31%       0.25%       0.18%
   5                        0.62%       0.56%       0.46%       0.56%       0.44%       0.38%
   6                        0.85%       0.77%       0.67%       0.75%       0.66%       0.59%
   7                        1.12%       1.10%       0.93%       0.99%       0.95%       0.83%
   8                        1.45%       1.40%       1.16%       1.24%       1.23%
   9                        1.70%       1.70%       1.37%       1.47%       1.50%
  10                        2.02%       2.00%       1.66%       1.75%       1.79%
  11                        2.32%       2.22%       1.94%       2.06%
  12                        2.61%       2.43%       2.16%       2.35%
  13                        2.92%       2.66%       2.40%       2.63%
  14                        3.14%       2.91%       2.65%
  15                        3.30%       3.15%       2.90%
  16                        3.55%       3.56%       3.15%
  17                        3.77%       3.77%       3.36%
  18                        3.94%       3.97%
  19                        4.21%       4.20%
  20                        4.40%       4.39%
  21                        4.59%
  22                        4.81%
  23                        5.00%

  Asset Quality

     Servicing income is affected by the quality of the underlying contracts purchased and securitized by WFS. Servicing contracts includes payment processing, customer service, managing delinquent contracts, repossessing and selling autos, securing defaulted contracts and recovering deficiency balances. At December 31, 1998, delinquencies for the serviced portfolio was 3.64% based on the dollar amount of contracts outstanding compared to 2.20% and 1.80% at December 31, 1997 and 1996. Delinquency is calculated based on the contractual due date. Net chargeoffs on average contracts outstanding during the period totaled 3.42% at December 31, 1998 compared to 3.02% and 2.30% at December 31, 1997 and 1996, respectively. WFS believes the increase in delinquency and loss experience is due to the shift in product mix from prime to non-prime contracts in 1996 and 1997, the disruption in collection efforts during the current year restructurings, and higher than expected bankruptcies. See "Business -- Maintain Solid Asset Quality".

     The following tables reflect the delinquency, repossession and loss experience that WFS has achieved as a result of its collection efforts. It is the Company's policy to charge off all contracts once they become 120 days past due, including those that are not in compliance with a court ordered bankruptcy plan and whether or not the automobile has been repossessed or sold by that date. WFS continues to accrue interest on a contract until it is charged off. At the time a contract is charged off, all accrued but unpaid interest which has been previously included as income is reversed. No assurance can be given that the future performance of the contracts purchased by the Company will be similar to the delinquency, repossession and loss rates disclosed in the following tables.

     The following table sets forth information with respect to the delinquency of the Company's portfolio of automobile loans serviced.

                                                              DECEMBER 31,
                               ---------------------------------------------------------------------------
                                        1998                      1997                      1996
                               -----------------------   -----------------------   -----------------------
                               NUMBER OF                 NUMBER OF                 NUMBER OF
                               AUTOMOBILE                AUTOMOBILE                AUTOMOBILE
                                 LOANS        AMOUNT       LOANS        AMOUNT       LOANS        AMOUNT
                               ----------   ----------   ----------   ----------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Automobile loans
  serviced(1)................   464,257     $4,367,099    408,958     $3,680,817    341,486     $3,046,585
                                =======     ==========    =======     ==========    =======     ==========
Period of delinquency(2)
  31 - 59 days...............    13,885     $  112,208      6,605     $   54,450      4,511     $   38,173
  60 - 89 days...............     3,966         32,100      2,161         18,652      1,305         11,470
  90 days or more............     1,768         14,441        918          7,762        567          5,144
                                -------     ----------    -------     ----------    -------     ----------
          Total automobile
            loans
            delinquent.......    19,619     $  158,749      9,684     $   80,864      6,383     $   54,787
                                =======     ==========    =======     ==========    =======     ==========
Delinquencies for automobile
  loans as a percentage of
  number and amount of
  automobile loans
  outstanding................      4.23%          3.64%      2.37%          2.20%      1.87%          1.80%
                                =======     ==========    =======     ==========    =======     ==========

---------------
(1) Includes delinquency information relating to automobile loans which are owned by the Company which have been sold and securitized but are serviced by the Company.

(2) The period of delinquency is based on the number of days payments are contractually past due.

     The following table sets forth information with respect to the delinquency of the Company's portfolio of automobile loans owned. Due to the timing of securitizations, owned delinquency statistics may, from time to time, experience wide fluctuations as a result of the amount of newly originated contracts pending securitization.

                                        DECEMBER 31, 1998      DECEMBER 31, 1997      DECEMBER 31, 1996
                                       --------------------   --------------------   --------------------
                                        NUMBER                 NUMBER                 NUMBER
                                          OF                     OF                     OF
                                       CONTRACTS    AMOUNT    CONTRACTS    AMOUNT    CONTRACTS    AMOUNT
                                       ---------   --------   ---------   --------   ---------   --------
                                                             (DOLLARS IN THOUSANDS)
Contracts owned......................    76,474    $875,642    21,562     $231,228    22,208     $233,947
                                        =======    ========    ======     ========    ======     ========
Period of delinquency(1)
  31-59 days.........................     7,579    $ 12,743     3,587     $  3,053     2,376     $  3,285
  60-89 days.........................     2,442       3,622     1,313        1,595       820        1,488
  90 days or more....................     1,129       1,868       557          587       350          617
                                        -------    --------    ------     --------    ------     --------
          Total contracts
            delinquent...............    11,150    $ 18,233     5,457     $  5,235     3,546     $  5,390
                                        =======    ========    ======     ========    ======     ========
Delinquencies as a percentage of
  number and amount of contracts
  outstanding........................     14.58%       2.08%    26.31%        2.26%     5.25%        2.30%

---------------
(1) The period of delinquency is based on the number of days payments are contractually past due.

     The following table sets forth information with respect to repossessions in WFS' portfolio of serviced contracts.

                                     DECEMBER 31, 1998        DECEMBER 31, 1997        DECEMBER 31, 1996
                                   ----------------------   ----------------------   ----------------------
                                    NUMBER                   NUMBER                   NUMBER
                                      OF                       OF                       OF
                                   CONTRACTS     AMOUNT     CONTRACTS     AMOUNT     CONTRACTS     AMOUNT
                                   ---------   ----------   ---------   ----------   ---------   ----------
                                                            (DOLLARS IN THOUSANDS)
Servicing portfolio (1)..........   464,257    $4,367,099    408,958    $3,680,817    341,486    $3,046,585
                                    =======    ==========    =======    ==========    =======    ==========
Repossessed autos................     1,232    $    7,790      1,554    $    9,672      1,133    $    6,135
                                    =======    ==========    =======    ==========    =======    ==========
Repossessed autos as a percentage
  of number and amount of
  contracts outstanding..........      0.27%         0.18%      0.38%         0.26%      0.33%         0.20%

---------------
(1) Includes delinquency information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

     The following table sets forth information with respect to actual loss experience of WFS' portfolio of contracts serviced:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1998         1997         1996
                                                             ----------   ----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Contracts serviced (1).....................................  $4,367,099   $3,680,817   $3,046,585
                                                             ==========   ==========   ==========
Average serviced portfolio during the period...............  $4,006,185   $3,383,570   $2,627,622
                                                             ==========   ==========   ==========
Gross chargeoffs of contracts during the period............  $  173,422   $  136,773   $   86,464
Recoveries of contracts charged off in current and prior
  periods..................................................      36,230       34,634       25,946
                                                             ----------   ----------   ----------
Net chargeoffs.............................................  $  137,192   $  102,139   $   60,518
                                                             ==========   ==========   ==========
Net chargeoffs as a percentage of average contracts
  outstanding during period................................        3.42%        3.02%        2.30%

---------------
(1) Includes contract loss information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

     Delinquency and loss experience was impacted by the disruption in collection efforts during the current year restructurings, (see "Improve Operating Efficiencies"), the shift to a greater ratio of non-prime paper during 1996 and 1997, and higher levels of bankruptcies.

CAPITAL RESOURCES AND LIQUIDITY

     WFS requires substantial capital resources to support its business. The primary cash requirements related to operating activities include (i) amounts needed to purchase contracts, (ii) dealer participation, (iii) securitization costs including spread account advances, and (iv) interest advances to trusts. WFS also uses significant amounts of cash for operating. Sources of cash available to WFS include contract securitizations, borrowings under the Line of Credit and Notes payable and collections of principal and interest from contracts. These sources provide the liquidity needed to fund the purchase of contracts.

     Although WFS does not have publicly rated debt, its parent, the Bank, receives long term deposit and subordinated debt ratings. In November 1998, Moody's downgraded the long term deposit (to Ba3 from Ba2), issuer (to B1 from Ba3) and subordinated debt (to B2 from B1) ratings of the Bank. This downgrade could result in higher future financing costs for WFS.

PRINCIPAL USES OF CASH

  Purchase of Contracts

     The most significant cash flow requirement is for the purchase of contracts. WFS primarily uses the Line of Credit with the Bank, to fund its purchase of contracts from dealers and consumers, which are held for sale until securitized. WFS purchased $2.7 billion of contracts during 1998 compared to $2.3 billion in 1997 and $2.1 billion in 1996.

  Dealer Participation

     Consistent with industry practice, WFS pays an up-front dealer participation to the originating dealer for each contract purchased. Participation paid by the Company to dealers during 1998 was $76.7 million compared to $68.0 million in 1997 and $68.6 million in 1996.

  Contract Securitizations

     At the time a securitization transaction closes, the Company is required to advance monies to initially fund spread accounts. The Company funds these spread accounts by foregoing receipt of excess cash flow until these accounts exceed predetermined levels. The amounts due from trusts represent funds due to the Company which have not yet been disbursed from the spread accounts. The amounts due from trusts at December 31, 1998 , including initial advances not yet returned, was $333 million compared to $295 million at December 31, 1997. See "Transactions with Related Parties -- Reinvestment Contract".

  Advances Due to Servicer

     As the servicer of contracts sold in securitizations and in accordance with servicing agreements, WFS periodically makes advances to the securitization trusts to provide for temporary delays in the receipt of required payments from obligors. WFS receives reimbursement of these advances through payments from the obligor on the contracts or from the trustee at the time a contract liquidates.

PRINCIPAL SOURCES OF CASH

  Contract Securitizations

     The primary source of funds for WFS is the securitization of contracts. WFS has regularly securitized contracts through underwritten public sales of securities since 1985. Although the underlying interest costs associated with securitizations fluctuate, they are primarily market driven and not necessarily related to the operations of WFS. WFS expects to continue to utilize securitization transactions as part of its liquidity strategy when the appropriate market conditions exist.

  Other Sources

     WFS also obtains cash under the Senior Note, Promissory Note, Line of Credit, WFS Reinvestment Contract and Short Term Investment from its parent, the Bank. See "Business -- Transactions with Related Parties'

     These financing sources, provided through our parent Company, are expected to provide adequate funding of the Company's operations, and while no assurances can be given, the Company believes that its sources of liquidity are sufficient to meet its long and short term cash requirements.

ASSET/LIABILITY MANAGEMENT

     Asset/liability management is the process of measuring and controlling interest rate risk through matching the maturity and repricing characteristics of interest earning assets with those of interest bearing liabilities.

     The contracts originated and held by WFS are all fixed rate and accordingly WFS has exposure to changes in interest rates. WFS' prepayment experience on contracts has not been historically sensitive to changes in interest rates and WFS therefore believes it is not exposed to significant prepayment risk relative to changes in interest rates. As a result of this approach to interest rate management, combined with the Company's hedging strategies, WFS does not anticipate that changes in interest rates will materially affect the Company's results of operations or liquidity, although no assurance can be given in this regard.

     The Company's hedging strategy includes the use of two-year Treasury securities forward agreements. Generally, these agreements are entered into by the Company in amounts which correspond to the principal amount of the securitization transactions. The market value of these forward agreements is designed to respond inversely to the market value changes of the underlying contracts. Because of this inverse relationship, WFS can effectively lock in its gross interest rate spread at the time of entering into the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts. WFS enters into these forward agreements either with the Bank or highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. WFS hedges substantially all of its contracts pending securitization. See "Note 14 -- Financial Instrument Agreements" to WFS' Consolidated Financial Statements.

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

YEAR 2000

     During 1997, the Company began a formal risk evaluation of potential Year 2000 issues. The Year 2000 issues arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail and create erroneous results. The outcome of the risk evaluation was the formation of a Year 2000 Committee that consists of officers and employees of the Company. In addition, there is a committee that consists of directors that provide oversight and direction to the Year 2000 Committee. The purpose of the Year 2000 Committee is to assess all risks, analyze current systems, coordinate upgrades and replacements, and report current and projected status of all known Year 2000 compliance issues.

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

     The Company, in phase one, identified Year 2000 issues and created a plan. In phase two, the Company took inventory of the systems and programs affected by the Year 2000 issues. Currently, the Company is in the third, fourth and fifth phases of its Year 2000 plan. In these phases, the Company ensures that the systems have been fixed and tested. It is expected that the third and fourth phases be completed by March 1999. The final phase implements the tested Year 2000 compliant systems. For some applications, this phase has begun. The Company expects to have all applications implemented by June 30, 1999.

     The Company's replacement or remedied costs for Year 2000 compliance issues is estimated at approximately $0.9 million, which the Company will expense as incurred. This estimated cost consists primarily of software upgrades that include new features which are combined with Year 2000 corrections. The Company's inception to date Year 2000 cost is approximately $0.5 million.

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

CURRENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued "SFAS No. 130, Reporting Comprehensive Income". This statement is effective with the year-end 1998 financial statements; however, a total for comprehensive income is required in the financial statements of interim periods beginning with the first quarter of 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of other comprehensive income, as defined by accounting standards, by their nature (e.g., unrealized gains or losses on securities available for sale and retained interests in securitized assets) in a financial statement with the same prominence as other financial statements, but does not require a specific format for that statement. The accumulated balance of comprehensive income is to be displayed separately from retained earnings and additional paid-in capital in the equity section of the consolidated statements of financial condition.

     In June 1998 the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). This statement provides guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements for fiscal years beginning after June 15, 1999. The Statement will require WFS to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must by adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. WFS is in the process of evaluating the effect SFAS 133 will have, if any, on the earnings and financial position of the Company.

FORWARD-LOOKING STATEMENTS

     Included in our Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K are several "forward-looking statements." Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue" or other comparable expression. These words indicate future events and trends. Forward-looking statements are our current views with respect to future even and financial performance. These forward-looking statement are subject to many risks and uncertainties which could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are:

     1. the level of charge-offs, as an increase in the level of charge-offs will decrease our earnings;

     2. our ability to originate new contracts in a sufficient amount to reach our needs, as a decrease in the amount of contracts we originate will decrease our earnings;

     3. a decrease in the difference between the average interest rate we receive on the contracts we originate and the rate of interest we must pay to fund our cost of originating those contracts; as a decrease will reduce our earnings;

     4. the continued availability of sources of funding for our operations, as a reduction in the availability of funding will reduce our ability to originate contracts;

     5. maintaining the level of operating costs; as an increase in those costs will reduce our net earnings; and

     6. the Year 2000 issues; as a disruption of our collection efforts as a result of Year 2000 problems or an increase in our costs to correct Year 2000 issues will reduce earnings.

     There are other risks and uncertainties we face, including the effect of changes in general economic conditions and the effect of new laws, regulations and court decisions. You are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Credit risk and interest rate risk are the primary risks facing the Company. The Company relies upon sound underwriting practices, credit scoring and adequate loan loss reserves in order to address credit risk (see Management's Discussion and Analysis of Financial Condition and Results of Operation -- Asset Quality).

     The Company's Asset/Liability committee is responsible for the management of interest rate risk. This committee closely monitors interest rate risk and recommends policy for managing this risk. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events.

     Contracts originated and held by WFS are all fixed rate and accordingly have exposure to changes in interest rates. WFS prepayment experience on contracts has not been historically sensitive to changes in interest rates and WFS, therefore, believes it is not expected to be exposed to significant prepayment risk relative to changes in interest rates.

     The Company's hedging strategy includes the use of two-year Treasury securities forward agreements. Generally, these agreements are entered into by the Company in amounts which correspond to the principal amount of the securitization transactions. The market value of these forward agreements is designed to respond inversely to the market value changes of the underlying contracts. Because of this inverse relationship, WFS can effectively lock in its gross interest rate spread at the time of entering into the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts. WFS enters into these forward agreements either with the Bank or highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty.

     Management monitors the Company's hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The amount and timing of hedging transactions are determined by senior management of WFS based upon the monitoring activities of the Company.

     As a result of this approach to interest rate management, combined with the Company's hedging strategies, WFS does not anticipate that changes in interest rate will materially affect the Company's results of operations or liquidity, although no assurance can be given in this regard.

     The following table provides information about the Company's derivative financial instruments and other financial instruments used that are sensitive to changes in interest rates. For loans and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of contracts.

                                                                                                                   FAIR
                                    1999       2000       2001       2002      2003     THEREAFTER    TOTAL       VALUE
                                  --------   --------   --------   --------   -------   ----------   --------   ----------
RATE SENSITIVE ASSETS:
  Fixed interest rate loans.....  $290,822   $229,727   $167,393   $124,137   $76,388     $7,604     $896,071    $943,393
    Average interest rate.......     14.48%     14.62%     14.70%     14.71%    14.26%     11.97%       14.55%
RATE SENSITIVE LIABILITIES:
Fixed interest rate
  borrowings....................  $ 10,000   $ 25,000   $ 50,000   $ 50,000   $25,000                $160,000    $128,450
Average interest rate...........      7.25%      7.25%      8.34%      8.34%     7.25%                   8.61%
Variable interest rate
  borrowings....................  $554,836                                                           $554,836    $554.836
Average interest rate...........      6.04%                                                              6.04%
RATE SENSITIVE DERIVATIVE
  FINANCIAL INSTRUMENTS:
Forward agreements in net
  receivable position...........                                                                                 $  4,389

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     WFS Consolidated Financial Statements begin on page F-3 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Certain information required by Part III is omitted from this report, as WFS will file a definitive proxy statement (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its Annual Meeting of Stockholders to be held April 27, 1999 and the information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors appears under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers appears under the caption "Executive Officers Who Are Not Directors" in the Proxy Statement and is incorporated herein by reference. Information regarding Section 16 (a) Beneficial Ownership Reporting Compliance appears under that caption in the Proxy Statement and is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions appears under the caption "Item 1. Business -- Transactions with Related Parties".

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

     (1) FINANCIAL STATEMENTS

         The following consolidated financial statements and report of independent auditors of WFS Financial Inc and Subsidiaries are included in this Report commencing on page F-2.

         Report of Independent Auditors

         Consolidated Statements of Financial Condition at the years ended December 31, 1998 and 1997.

         Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996.

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996.

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996.

         Notes to Consolidated Financial Statements

     (2) FINANCIAL STATEMENT SCHEDULES

         Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in WFS' consolidated financial statements or related notes.

     (3) EXHIBITS

  EXHIBIT
  NUMBER                        DESCRIPTION OF EXHIBIT
  -------                       ----------------------
 1           Underwriting Agreement(1)
 3.1         Articles of Incorporation(1)
 3.2         Bylaws(1)
 4           Specimen WFS Financial Inc Common Stock Certificate(5)
10.1         Westcorp Incentive Stock Option Plan(2)
10.2         Westcorp, Inc. Employee Stock Ownership and Salary Savings
             Plan(3)
10.3         Westcorp 1991 Stock Option Plan(4)
10.4         1985 Executive Deferral Plan(1)
10.5         1988 Executive Deferral Plan II(1)
10.6         1992 Executive Deferral Plan III(1)
10.7         Transfer Agreement between WFS Financial Inc and Western
             Financial Bank, F.S.B., dated May 1, 1995(1)
10.8         Promissory Note of WFS Financial Inc in favor of Western
             Financial Bank, F.S.B., dated May 1, 1995(1)
10.9         Line of Credit Agreement between WFS Financial Inc and
             Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.10        Amendment No. 3 dated as of May 1, 1995 to the Revolving
             Line of Credit between WFS Financial Inc and Western
             Financial Bank, F.S.B.
10.11        Tax Sharing Agreement between WFS Financial Inc and Western
             Financial Bank, F.S.B., dated January 1, 1994(1)

  EXHIBIT
  NUMBER                        DESCRIPTION OF EXHIBIT
  -------                       ----------------------
10.12        Master Reinvestment Contract between WFS Financial Inc and
             Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.13        Amendment No. 1, dated as of June 1, 1995 to the Restated
             Master Reinvestment Reimbursement Agreement
10.14        Amended and Restated Master Collateral Assignment Agreement
10.15        Management Agreement between WFS Financial Inc and Western
             Financial Bank, F.S.B., dated May 1, 1995(1)
10.16        Management Agreement among WFS Financial Inc, Western
             Financial Bank, F.S.B., WFS Financial Auto Loans, Inc. and
             WFS Financial Auto Loans 2, Inc. dated May 1, 1995(1)
10.17        Form of WFS Financial Inc Dealer Agreement(5)
10.18        Form of WFS Financial Inc Loan Application(5)
10.19        WFS 1996 Incentive Stock Option Plan(6)
10.20        Westcorp Employee Stock Ownership and Salary Savings Plan(7)
10.21        Promissory Note of WFS Financial Inc in favor of Western
             Financial Bank, F.S.B., dated August 1, 1997
10.21.1      Amendment No. 1, dated as of August 1, 1997 to the
             Promissory Note of WFS Financial in favor of Western
             Financial Bank, F.S.B.
10.22        Investment Agreement between WFS Financial Inc and Western
             Financial Bank, F.S.B., dated January 1, 1996
10.23        Management Services Agreement between WFS Financial Inc and
             Western Financial Bank, F.S.B., dated January 1, 1997
10.24        Employment Agreement(8)(9)(10)
21.1         Subsidiaries of WFS Financial Inc
23.1         Consent of Ernst & Young LLP
24           Power of Attorney(1)
27           Financial Data Schedule

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

                                          WFS FINANCIAL INC

Dated: March 23, 1999                     By: /s/ JOY SCHAEFER
                                            ------------------------------------
                                            Joy Schaefer
                                            Vice Chairman, Director and
                                            Chief Executive Officer

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
             /s/ ERNEST S. RADY                        Chairman of the Board           March 23, 1999
---------------------------------------------
               Ernest S. Rady

              /s/ JOY SCHAEFER                      Vice Chairman, Director and        March 23, 1999
---------------------------------------------         Chief Executive Officer
                Joy Schaefer

              /s/ JAMES DOWLAN                      Vice Chairman, Director and        March 23, 1999
---------------------------------------------     Senior Executive Vice President
               James R. Dowlan

             /s/ HOWARD C. REESE                     Vice Chairman and Director        March 23, 1999
---------------------------------------------
               Howard C. Reese

            /s/ STANLEY E. FOSTER                             Director                 March 23, 1999
---------------------------------------------
              Stanley E. Foster

                                                              Director                 March   , 1999
---------------------------------------------
               Bernard E. Fipp

                                                              Director                 March   , 1999
---------------------------------------------
               Duane A. Nelles

             /s/ LEE A. WHATCOTT                      Executive Vice President         March 23, 1999
---------------------------------------------         (Principal Financial and
               Lee A. Whatcott                     Accounting Officer) and Chief
                                                         Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                               WFS FINANCIAL INC

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORT OF INDEPENDENT AUDITORS

                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT AUDITORS..............................  F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statements of Financial Condition at December
  31, 1998 and 1997.........................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................  F-4
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1998, 1997 and 1996..............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
WFS Financial Inc

     We have audited the accompanying consolidated statements of financial condition of WFS Financial Inc and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of WFS Financial Inc's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of WFS Financial Inc and subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Los Angeles, California
January 25, 1999

                       WFS FINANCIAL INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1998         1997
                                                              ----------    --------
                                                              (DOLLARS IN THOUSANDS)
Short term investments -- parent............................  $   15,020    $143,805
Contracts receivable........................................      70,814      52,596
Contracts held for sale.....................................     825,257     183,529
Allowance for credit losses.................................     (11,246)     (6,787)
                                                              ----------    --------
  Contracts receivable, net.................................     884,825     229,338
Amounts due from trusts.....................................     332,732     295,123
Retained interest in securitized assets.....................     171,230     181,177
Property, plant and equipment...............................      26,482      21,406
Accrued interest receivable.................................       5,859       1,867
Other assets................................................       8,192       5,444
                                                              ----------    --------
                                                              $1,444,340    $878,160
                                                              ==========    ========
LIABILITIES
Notes payable -- parent.....................................  $  160,000    $175,000
Line of credit -- parent....................................     554,836
Amounts held on behalf of trustee...........................     528,092     488,654
Other liabilities...........................................      37,071      34,613
                                                              ----------    --------
                                                               1,279,999     698,267
SHAREHOLDERS' EQUITY
Common stock, no par value; authorized 50,000,000 shares;
  issued and outstanding 25,708,611 shares in 1998 and in
  1997......................................................      73,564      73,564
Additional paid-in capital..................................       4,000       4,000
Retained earnings...........................................      85,315     101,882
Accumulated other comprehensive income, net of tax..........       1,462         447
                                                              ----------    --------
                                                                 164,341     179,893
                                                              ----------    --------
                                                              $1,444,340    $878,160
                                                              ==========    ========

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                           1998              1997              1996
                                                      --------------    --------------    --------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Interest income...................................   $    89,758       $    62,988       $    63,300
  Interest expense -- parent........................        24,780            10,331             9,767
                                                       -----------       -----------       -----------
Net interest income.................................        64,978            52,657            53,533
Servicing income....................................        76,110           137,753           111,969
Gain on sale of contracts...........................        25,438            39,399            41,518
                                                       -----------       -----------       -----------
          TOTAL REVENUES............................       166,526           229,809           207,020
EXPENSES:
  Provision for credit losses.......................        15,146             8,248            10,275
  Operating expenses:
     Salaries and employee benefits.................        95,740            95,731            71,897
     Credit and collections.........................        21,248            14,522             9,065
     Miscellaneous..................................        48,054            57,165            49,363
                                                       -----------       -----------       -----------
          TOTAL OPERATING EXPENSES..................       165,042           167,418           130,325
          Restructuring charge......................        15,000
                                                       -----------       -----------       -----------
          TOTAL EXPENSES............................       195,188           175,666           140,600
                                                       -----------       -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES...................       (28,662)           54,143            66,420
Income tax (benefit)................................       (12,095)           22,829            27,779
                                                       -----------       -----------       -----------
          NET INCOME (LOSS).........................   $   (16,567)      $    31,314       $    38,641
                                                       -----------       -----------       -----------
Net income (loss) per common share -- Basic.........   $     (0.64)      $      1.22       $      1.50
                                                       ===========       ===========       ===========
Net income (loss) per common share -- Diluted.......   $     (0.64)      $      1.22       $      1.50
                                                       ===========       ===========       ===========
Weighted average number of shares
  outstanding -- Basic..............................    25,708,611        25,691,892        25,684,175
                                                       ===========       ===========       ===========
Weighted average number of shares
  outstanding -- Diluted............................    25,708,611        25,696,513        25,723,378
                                                       ===========       ===========       ===========

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                       ACCUMULATED
                                                                          OTHER
                                                         ADDITIONAL   COMPREHENSIVE
                                               COMMON     PAID-IN        INCOME       RETAINED
                                    SHARES      STOCK     CAPITAL      NET OF TAX     EARNINGS    TOTAL
                                  ----------   -------   ----------   -------------   --------   --------
Balance, January 1, 1996........  23,349,250   $73,124     $4,000                     $ 31,927   $109,051
  Net Income....................                                                        38,641     38,641
     Unrealized gain on retained
     interests in securitized
     assets
                                                                                                 --------
  Comprehensive income..........                                                                   38,641
  10% stock dividend............   2,334,918
                                  ----------   -------     ------        ------       --------   --------
Balance, December 31, 1996......  25,684,168    73,124      4,000                       70,568    147,692
  Net Income....................                                                        31,314     31,314
     Unrealized gain on retained
     interests in securitized
     assets(1)..................                                         $  447                       447
                                                                                                 --------
     Comprehensive income.......                                                                   31,761
     Stock options exercised....      24,443       440                                                440
                                  ----------   -------     ------        ------       --------   --------
  Balance, December, 1997.......  25,708,611    73,564      4,000           447        101,882    179,893
  Net loss......................                                                       (16,567)   (16,567)
     Unrealized gain on retained
     interests in securitized
     assets(1)..................                                          1,015                     1,015
                                                                                                 --------
  Comprehensive loss............                                                                  (15,552)
                                  ----------   -------     ------        ------       --------   --------
Balance, December 31, 1998......  25,708,611   $73,564     $4,000        $1,462       $ 85,315   $164,341
                                  ==========   =======     ======        ======       ========   ========

---------------
(1) The pre-tax increase in unrealized gains on retained interest in securitized assets at December 31, 1998 and 1997 was $1.8 million and $0.8 million, respectively.

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
                                                               (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).................................  ($   16,567)   $    31,314    $    38,641
  Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating
     activities:
  Provision for credit losses.......................       15,146          8,248         10,275
  Depreciation......................................        8,066          9,731            739
  Amortization of retained interest in securitized
     assets.........................................      103,610         53,421         60,519
  Loss on disposal of assets........................        7,092
(Increase) decrease in assets:
  Automobile contracts:
     Purchase of contracts..........................   (2,670,696)    (2,285,279)    (2,121,689)
     Proceeds from sale of contracts................    1,885,000      2,190,000      2,090,000
     Other change in contracts......................      115,180         89,826        105,757
     Other assets...................................       (6,855)        (3,038)         5,122
Increase in liabilities:
  Other liabilities.................................        1,724         24,984          1,586
                                                      -----------    -----------    -----------
NET CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES........................................     (558,300)       119,207        190,950
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.........      (20,236)       (14,233)       (13,362)
  Increase in trust receivable......................      (37,609)      (103,654)       (81,238)
  Increase in retained interest in securitized
     asset..........................................      (91,914)      (112,230)      (104,071)
                                                      -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES...............     (149,759)      (230,117)      (198,671)
                                                      -----------    -----------    -----------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock............                         440
  (Payments) on/proceeds from notes payable.........      (15,000)        50,000
  Increase in line of credit........................      554,836
  Increase in trustee accounts......................       39,438         95,205         51,757
                                                      -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES...........      579,274        145,645         51,757
                                                      -----------    -----------    -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....     (128,785)        34,735         44,036
Cash and cash equivalents at beginning of period....      143,805        109,070         65,034
                                                      -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........  $    15,020    $   143,805    $   109,070
                                                      ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
     Interest.......................................  $    23,322    $    10,746    $     9,542
     Income taxes...................................                       5,397         17,294

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying consolidated financial statements include the accounts of WFS Financial Inc ("WFS") and its subsidiaries, WFS Financial Auto Loans, Inc. ("WFAL"), WFS Financial Auto Loans 2, Inc. ("WFAL2") and WFS Investments, Inc. ("WFSII"). All significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts have been reclassified to conform to the 1998 presentation. After the initial public offering on August 8, 1995, WFS became a majority owned subsidiary of Western Financial Bank ("the Bank"), which is a wholly owned subsidiary of Westcorp.

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

     Nature of Operations: WFS is a consumer finance company that specializes in the purchase, securitization and service of fixed rate consumer auto loans ("contracts"). WFS purchases contracts from franchised new and independent used car dealers on a nonrecourse basis and originates loans directly with consumers which are collectively known as contracts. WFS purchased contracts in 42 states from over 11,000 dealers.

     Cash and Cash Equivalents: Cash and cash equivalents includes short term investments with the Bank. There are no material restrictions as to the withdrawal or usage of this amount.

     Allowance for Credit Losses: The allowance for credit losses is maintained at a level believed adequate by management to absorb inherent losses in the on balance sheet contract portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past contract loss experience, current economic conditions, volume, pending contract sales, growth and composition of the contract portfolio, and other relevant factors. The allowance is increased by provisions for credit losses charged against income.

     Sales of Contracts: Contracts are originated and sold to investors with servicing rights retained by WFS. WFS does not retain any recourse with respect to the contracts securitized. As part of the sale, the trustee reimburses the Company for borrowing costs incurred between the cut-off date of the loans and the closing date of the sale.

     Gain on sale of contracts represents the present value of the estimated future earnings to be received from the excess spread created in the securitization transactions less prepaid dealer participations, issuance costs, and the effect of hedging activities. These retained interest in securitized assets ("RISA") are capitalized and amortized over the expected repayment life of the underlying contracts. WFS utilizes the cash-out method in determining the valuation of the RISA.

     WFS evaluates quarterly the carrying value of its RISA in light of the actual repayment experience of the underlying contracts and makes adjustments to reduce the carrying value, if appropriate. Servicing income and amortization of RISA are included in servicing income in the Consolidated Statements of Operations.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1998

     As servicer of these contracts, WFS holds and remits funds collected from the borrowers on behalf of the trustee pursuant to a reinvestment contract that WFS has entered into with the Bank. These amounts are reported as amounts held on behalf of trustee. WFS retains servicing rights and is entitled to servicing income. Amounts due from trusts represents servicing income earned by WFS for which WFS has not yet received repayment from the trust.

     Nonaccrual Contracts: WFS continues to accrue interest income on contracts until the contract is charged off, which occurs automatically after the contract is contractually past due 120 days. At the time that the contract is charged off, all accrued interest is also reversed.

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

     Interest Income and Fee Income: Interest income is earned in accordance with the terms of the contracts. For pre-computed contracts, interest is earned monthly and for simple interest contracts, interest is earned daily. Interest income on certain contracts is earned using the effective yield method and classified on the balance sheet as interest receivable to the extent not collected. Other contracts use the sum of the months digits method, which approximates the effective yield method.

     WFS defers contract origination fees and premiums paid to dealers. The net amount is amortized as an adjustment to the related contract's yield, over the contractual life of the related contract or until the contract is sold at which time any remaining amounts are included as part of the gain on sale of contracts. Fees for other services are recorded as income when earned.

     Stock Options: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue accounting for stock-based compensation plans under APB 25 must make pro forma disclosures of net income and earnings per share as if SFAS 123 has been adopted, if the fair value of the options has a material impact on earnings. WFS has continued to account for stock-based compensation plans under APB 25. The impact of applying SFAS 123 in 1998, 1997 and 1996 is immaterial to the financial statements of WFS.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1998

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

     WFS' financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," including short term investments, retained interest in securitized assets and amounts held on behalf of trustee are accounted for on a historical cost basis which , due to the nature of these financial instruments, approximates fair value. The fair value for contracts receivable is based on quoted market prices of similar contracts sold in conjunction with securitization transactions, adjusted for differences in contract characteristics. The fair value of forward agreements is estimated by obtaining market quotes from brokers. The fair value of notes payable -- parent is estimated using discounted cash flow analysis, based on current borrowing rates for similar instruments.

     In June 1997, the FASB issued "SFAS No. 130, Reporting Comprehensive Income". This statement is effective with the year-end 1998 financial statements; however, a total for comprehensive income is required in the financial statements of interim periods beginning with the first quarter of 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of other comprehensive income, as defined by accounting standards, by their nature (e.g., unrealized gains or losses on securities available for sale and retained interests in securitized assets) in a financial statement with the same prominence as other financial statements, but does not require a specific format for that statement. The accumulated balance of comprehensive income is to be displayed separately from retained earnings and additional paid-in capital in the equity section of the consolidated statements of financial condition.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). This statement provides guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements for fiscal years beginning after June 15, 1999. The Statement will require WFS to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. WFS is in the process of evaluating the effect SFAS 133 will have, if any, on the earnings and financial position of the Company.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 2 -- NET CONTRACTS RECEIVABLE

     WFS' contract portfolio consists of contracts purchased from automobile dealers on a nonrecourse basis and contracts financed directly with the consumer. If pre-computed finance charges are added to a contract, they are added to the contract balance and carried as an offset against the contract balance as unearned discounts. Amounts paid to dealers are capitalized as dealer participation and amortized over the life of the contract.

     Net contracts receivable consisted of the following:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1998         1997
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Contracts..............................................  $923,662     $253,455
Unearned discounts.....................................   (48,015)     (22,226)
                                                         --------     --------
          Net contracts................................   875,647      231,229
Allowance for credit losses............................   (11,246)      (6,787)
Dealer participation, net of deferred contract fees....    20,424        4,896
                                                         --------     --------
          Net contracts receivable.....................  $884,825     $229,338
                                                         ========     ========

     The following table presents the changes in amounts deferred and carried as adjustments to the contract balance including deferred contract fees and dealer participation.

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1998        1997        1996
                                             --------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Balance at beginning of period.............  $  4,896    $  5,642    $  7,401
New deferrals..............................    72,255      62,662      62,585
Amortization...............................    (6,128)     (4,107)     (4,618)
Sales......................................   (50,599)    (59,301)    (59,726)
                                             --------    --------    --------
Balance at end of period...................  $ 20,424    $  4,896    $  5,642
                                             ========    ========    ========

     The contracts purchased by the Company are fixed-rate loans. The Company bears the risk of interest-rate increases during the period between the setting of the rate at which the contract will be acquired and their sale in a securitization transaction. In order to mitigate this risk, the Company uses two-year Treasury securities forward agreements to minimize its exposure to interest rate risk during the relevant period. The fair value of these instruments may vary with changes in interest rates. Generally, these agreements are entered into by WFS in amounts which correspond to the principal amount of the securitization transactions. The market value of these forward agreements is designed to respond inversely to the market value changes of the underlying contracts. Because of this inverse relationship, WFS can effectively lock in its gross interest rate spread at the time of entering into the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts. WFS enters into these forward agreements either with the Bank, or highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. WFS hedges substantially all of its contracts pending securitization.

     Contracts serviced by WFS for the benefit of others totaled approximately $3.5 billion at December 31, 1998 and $3.4 billion at December 31, 1997.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 3 -- ALLOWANCE FOR CREDIT LOSSES

     Changes in the allowance for credit losses were as follows:

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1998        1997        1996
                                             --------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Balance at beginning of period.............  $  6,787    $  7,648    $  7,795
Provision for credit losses................    15,146       8,248      10,275
Charged off contracts......................   (14,832)    (13,412)    (15,580)
Recoveries.................................     4,145       4,303       5,158
                                             --------    --------    --------
Balance at end of period...................  $ 11,246    $  6,787    $  7,648
                                             ========    ========    ========

NOTE 4 -- RETAINED INTEREST IN SECURITIZED ASSETS

     SFAS 125 requires that following a transfer of financial assets, an entity is to recognize the assets it controls and the liabilities it has incurred, and derecognizes assets for which control has been surrendered and liabilities that have been extinguished. For securitization transactions, SFAS 125 defines two separate financial assets retained at the time of securitization, a retained interest in securitized assets, which represents the excess spread created from securitization, and a servicing rights asset which represents the benefit derived from retaining the rights to service the contracts securitized. Previous accounting guidance did not separately distinguish these rights.

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

     Two methods have arisen in practice to determine the fair value of credit enhancement assets: the cash-in method and the cash-out method. The Securities and Exchange Commission ("SEC") has set forth specific guidance that the cash-out method is the only appropriate method to be used in determining the fair value of such assets as defined by the SFAS No. 125. The cash-out method discounts expected cash flows from the period in which the transferor expects to receive the cash, thereby taking into consideration the period of time that the cash is received from obligors but restricted from distribution to the transferor. WFS has historically used the cash-out method in measuring such assets.

     WFS retains the rights to service all contracts it securitizes. Consumer servicing rights assets ("CSRA") represent the present value of the estimated future earnings to be received from servicing securitized contracts. These earnings are calculated by estimating future servicing revenues, including contractually specified

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1998

servicing fee, late charges, other ancillary income, and float benefit and netting them against the actual cost to service contracts. WFS has not capitalized any servicing rights as of December 31, 1998.

     Changes in the RISA were as follows:

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1998        1997        1996
                                             --------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Beginning balance..........................  $181,177    $121,597    $ 78,045
Additions..................................    91,914     112,230     104,071
Amortization...............................  (103,610)    (53,421)    (60,519)
Change in unrealized gain on securities
  available for sale.......................     1,749         771
                                             --------    --------    --------
Ending balance.............................  $171,230    $181,177    $121,597
                                             ========    ========    ========

     At the time of a securitization, the Company utilizes prepayment speed, net credit loss and discount rate assumptions to initially compute the value of the RISA. These assumptions may change periodically based on actual performance or other factors. During 1998, the Company utilized prepayment rates of 1.6% ABS in computing RISA. Cumulative net credit loss assumptions utilized for 1998 securitizations ranged from 6% to 7%. The Company used a discount rate of 425 basis points over the two-year Treasury rate at the time of securitization in discounting future earnings.

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

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
                                                       (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earning.............  $  361,209    $  438,190
Off balance sheet allowance for losses..............    (170,664)     (236,796)
Discount to present value...........................     (19,315)      (20,217)
                                                      ----------    ----------
Retained interest in securitized assets.............  $  171,230    $  181,177
                                                      ==========    ==========
Outstanding balance of contracts sold through
  securitizations...................................  $3,491,452    $3,449,590
Off balance sheet allowance for losses as a percent
  of contracts sold through securitizations.........        4.89%         6.86%

     WFS believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1998         1997
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Land.....................................................   $ 2,017      $ 2,017
Construction in progress.................................     3,085        2,749
Buildings................................................     8,230
Computers and software...................................    14,826       28,885
Furniture, fixtures and leasehold improvements...........     4,950        4,554
Equipment................................................     3,415        3,617
Automobiles..............................................       259          214
                                                            -------      -------
                                                             36,782       42,036
Less: accumulated depreciation...........................    10,300       20,630
                                                            -------      -------
                                                            $26,482      $21,406
                                                            =======      =======

     The increase in property, plant and equipment, net of accumulated depreciation, of $5.1 million or 23.7% was primarily due to the construction and completion of the Company's regional servicing center located in Dallas, Texas.

NOTE 6 -- INTERCOMPANY AGREEMENTS

     In 1995, WFS entered into a Line of Credit agreement and a Senior Note with the Bank. The Line of Credit agreement permits WFS to draw up to $900 million to be used in its operations. The Line of Credit terminates on December 31, 1999 although the term may be extended by WFS for additional periods up to 56 months. When secured by contracts, the first $600 million of the Line of Credit carries an interest rate equal to the Federal composite commercial paper rate plus 10 basis points, with the margin increasing to 50 basis points to the extent the obligation is not secured. The next $300 million of the Line of Credit carries an interest rate equal to the Federal composite commercial paper rate plus 40 basis points when secured by contracts, with the margin increasing to 80 basis points to the extent the obligation is not secured. The average balance of the Line of Credit was $278 million and $107 million for 1998 and 1997, respectively. The weighted average interest rate was 6.04% and 5.70% and the interest expense was $16.8 million, $6.1 million, and $8.1 for 1998 and 1997 and 1996, respectively. The Line of Credit had $555 million outstanding at December 31, 1998.

     WFS also borrowed $125 million from the Bank under the terms of the Senior Note. The Senior Note provides for principal payments of $25 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. During 1998, the Company made a paydown of $15.0 million without prepayment penalties. Interest payments on the Senior Note are due quarterly, in arrears, calculated at the rate of 7.25% per annum. The Senior Note is not secured. Pursuant to the terms of the Senior Note, WFS may not incur any other indebtedness which is senior to the obligations evidenced by the Senior Note except for (i) indebtedness collateralized or secured under the Line of Credit and (ii) indebtedness for similar types of warehouse lines of credit. The Senior Note had interest expense of $9.0 million and $9.1 million for 1998 and 1997, respectively.

     Additionally, WFS borrowed $50 million from the Bank under the terms of the Promissory Note dated August 1, 1997. The Promissory Note provided for principal payments in two equal annual installments of $25 million. Subsequent to year end, the Promissory Note was amended to increase the amount by $30 million and to provide for principal payments in two equal annual installments of $40 million commencing on July 31,

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1998

2001. Interest payments on the Promissory Note are due quarterly, in arrears, calculated at the rate of 9.42% per annum. Pursuant to the terms of the Promissory Note, WFS may not incur any other indebtedness which is senior to the obligations evidenced by the Promissory Note except for (i) indebtedness under the Senior Note (ii) indebtedness collateralized or secured under the Line of Credit and (iii) indebtedness for similar types of warehouse lines of credit. The Promissory Note had interest expense of $4.7 million and $2.0 million during 1998 and 1997, respectively.

     WFS also invests its excess cash at the Bank under an Investment Agreement. The Bank pays WFS an interest rate equal to the Federal composite commercial paper rate on this excess cash. The weighted average interest rate was 5.45% and 5.78% for 1998 and 1997, respectively. The average balance of the excess cash was $9.0 million and $30.0 million, and the interest income earned was $0.5 million and $1.7 million during 1998 and 1997, respectively.

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

     Pursuant to a series of agreements to which WFS, the Bank and WFAL2, among others, are parties, WFS is able to access the cash flows of each of the outstanding securitization transactions and the cash held in each spread account for each of those transactions. WFS is permitted to use that cash as it determines, including in its ordinary business activities of originating contracts.

     In each securitization transaction, the Bank and WFAL2 have entered into a reinvestment contract, which is deemed to be an eligible investment under the relevant securitization agreements. The securitization agreements require, provided certain conditions are met, that all cash flows of the relevant trust and the associated spread accounts be invested in the applicable reinvestment contract. A limited portion of the invested funds may be used by WFAL2 and the balance may be used by the Bank. The Bank makes its portion available to WFS pursuant to the terms of the WFS Reinvestment Contract ("RIC"). Under the RIC,WFS receives access to all of the cash available to the Bank under each trust reinvestment contract and is obligated to repay to the Bank an amount equal to the cash so used when needed by the Bank to meet its obligations under the individual trust reinvestment contracts. With the portion of the cash available to it under the individual trust reinvestment contracts, WFAL2 purchases contracts from WFS pursuant to the terms of Sale and Servicing Agreements.

     FSA, the trust reinvestment contracts may be eligible investments provided the Bank and WFAL2 pledge adequate collateral to secure their respective obligations. In accordance with this agreement, the Bank and WFAL2 pledge property owned by each for the benefit of the trustee of each trust and FSA. WFS pays the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank as consideration for the pledge of collateral by the Bank and for WFS' access to cash under the RIC. During 1998, WFS paid the Bank $0.7 million for this purpose. As WFAL2 directly utilizes the cash made available to it to purchase contracts for its own account from WFS, no additional consideration from WFS is required to support WFAL2's pledge of its property under the agreement with FSA. While WFS is under no obligation to repurchase contracts from WFAL2 to the extent WFAL2 needs to sell any such contracts to fund its repayment obligations under the trust reinvestment contracts, it is anticipated that WFS would prefer to purchase those contracts than for WFAL2 to sell those contracts to a third party. The RIC, by its terms, is to

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1998

remain in effect so long as any of the trust reinvestment contracts is an eligible investment for its related securitization transaction. During 1998 the average amount outstanding under the RIC was $585 million and the average amount of contracts purchased by WFAL2 from WFS was $119 million. At December 31, 1998, the amount outstanding under the RIC was $364 million and the amount of contracts held by WFAL2 purchased from WFS was $355 million.

     WFS has entered into an agreement with Westran Services Corp. ("Westran"), which is a subsidiary of Westcorp, to receive travel related services. WFS believes that the services rendered by Westran are reasonable and representative of what such costs would have been had WFS used an unaffiliated entity. Total amounts paid to Westran in 1998, 1997 and 1996 was $0.2 million, $0.1 million and $0.4 million, respectively.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more as of December 31 are as follows:

                                               1998
                                            -----------
                                            (DOLLARS IN
                                            THOUSANDS)
1999......................................    $ 3,903
2000......................................      3,325
2001......................................      2,127
2002......................................        752
2003......................................        477
Thereafter................................        510
                                              -------
                                              $11,094
                                              =======

     These agreements include, in certain cases, various renewal options and contingent rental agreements. Rental expense amounted to $7.6 million, $9.0 million and $5.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     WFS is involved as a party to certain legal proceedings incidental to its business. Management of WFS believes that the outcome of such proceedings will not have a material effect upon its business or financial condition.

NOTE 8 -- SERVICING INCOME

     Servicing income consists of the following components:

                                              FOR THE YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                               1998        1997        1996
                                              -------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Retained interest income....................  $ 1,961    $ 69,844    $ 55,219
Contractual servicing income................   37,180      30,803      24,404
Other fee income............................   36,969      37,106      32,346
                                              -------    --------    --------
          Total servicing income............  $76,110    $137,753    $111,969
                                              =======    ========    ========

NOTE 9 -- EMPLOYEE STOCK OWNERSHIP AND SALARY SAVINGS PLAN

     WFS participates in the Westcorp Employee Stock Ownership and Salary Savings Plan ("the Plan"), which covers essentially all full-time employees who have completed one year of service. Contributions to the Plan are discretionary and determined by the Board of Directors of Westcorp within limits set forth under the

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1998

Employee Retirement Income Security Act of 1974. Contributions to the Plan are fully expensed in the year in which the contribution is made.

     Westcorp's contributions to the Plan for all Westcorp employees amounted to $0.8 million, $2.4 million and $3.4 million in 1998, 1997 and 1996, respectively.

NOTE 10 -- STOCK OPTIONS

     In 1996, WFS reserved 550,000 shares of common stock for future issuance to certain employees under an incentive stock option plan ("the Plan"). In 1997, WFS reserved an additional 550,000 shares of common stock for future issuance under the Plan. An additional 130,343 shares of existing options expired during 1998. There were 757,608 shares available for future grants at December 31, 1998. The options may be exercised within five to seven years after the date of grant. Additionally, the weighted average life of the options at December 31, 1998 was 6.3 years and the exercise price of the options outstanding at December 31, 1998 ranged from $6.94 to $18.00 per share.

     At December 31, 1998 there were no exercisable stock options under the plan. In October 1998 the Company canceled 624,539 of existing options as part of a voluntary stock option exchange program. All option holders taking part in this program forfeited their existing options and were issued a proportionately smaller number of new options based upon a reduced exercise price. Stock option activity is summarized as follows:

                                                                 WEIGHTED AVERAGE
                                                                     EXERCISE
                                                       SHARES         PRICE
                                                      --------   ----------------
Outstanding at January 1, 1996
  Issued............................................   519,569        $18.00
  Exercised.........................................
  Cancelled.........................................
                                                      --------        ------
Outstanding at December 31, 1996....................   519,569        $18.00
  Issued............................................   343,498         13.14
  Exercised.........................................   (24,443)        18.00
  Cancelled.........................................   (83,742)        17.58
                                                      --------        ------
Outstanding at December 31, 1997....................   754,882        $15.83
  Issued............................................   326,052          7.32
  Exercised.........................................
  Cancelled.........................................  (762,985)        15.53
                                                      --------        ------
Outstanding at December 31, 1998....................   317,949        $ 8.14
                                                      ========        ======

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

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1998

     The fair value of options granted in 1998, 1997 and 1996 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                       1998      1997      1996
                                                      -------   -------   -------
Risk-free interest rate.............................      4.7%      5.7%      6.2%
Volatility factor...................................      .53       .57       .30
Expected option life................................  7 years   7 years   5 years

     The weighted average fair value of options per share granted during 1998, 1997 and 1996 was $4.57, $8.26 and $6.82, respectively.

     The Company elected to follow APB 25 and related Interpretations in accounting for its employee stock options. Under APB 25, the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant and, therefore, no compensation expense is recognized. Proforma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock option under the fair value method of that statement. Proforma net income/(loss) and earnings/(loss) per diluted share for 1998, 1997 and 1996 were as follows:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                            (DOLLARS IN THOUSANDS,
                                                         EXCEPT FOR PER SHARE AMOUNTS)
                                                         1998         1997        1996
                                                       ---------    --------    --------
Proforma net income/(loss)...........................  $(16,636)    $30,983     $38,302
Proforma earnings/(loss) per diluted share...........  $  (0.65)    $  1.21     $  1.49

     The impact of applying SFAS 123 in 1998, 1997 and 1996 is immaterial to the financial statements of WFS.

NOTE 11 -- RESTRUCTURING

     In 1998, the Company completed a restructuring plan initially announced on February 10, 1998. The goal of the plan was to consolidate offices and eliminate redundant staff positions on a national level. The plan was achieved in two phases. Phase I of the plan, completed in the first quarter of 1998, consisted of the restructuring of operations in the Western United States. Phase II of the plan, completed in the third quarter of 1998 and patterned after Phase I, consisted of the restructuring of operations in the Central and Eastern United States. As a result of these two restructurings, a total of 400 positions, or 19% of the Company's workforce, were eliminated and 96 offices were closed. The total pre-tax restructuring charge in 1998 for the completed plan was $15.0 million. Restructuring related costs included $1.8 million for employee severance and $13.2 million for lease termination fees and the write off of disposed assets. The restructuring charge was substantially utilized during 1998.

     Through the restructuring, WFS merged prime and non-prime office locations with close geographic proximity and closed poorly performing offices. The remaining offices now offer its dealer base the full spectrum of prime and non-prime products through a single sales and marketing force. However, WFS employs separate credit analysts that specialize in either reviewing prime or non-prime paper. These analysts provide more consistent underwriting practices through the use of a proprietary scorecard with its system-enforced credit requirements which was also implemented during the year.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 12 -- INCOME TAXES

     Income tax (benefit) expense consisted of the following:

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                   -------------------------------
                                                     1998        1997       1996
                                                   ---------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
Current:
  Federal........................................  $ (1,773)   $ 4,967    $ 6,612
  State franchise................................      (554)     1,841      1,643
                                                   --------    -------    -------
                                                     (2,327)     6,808      8,255
Deferred:
  Federal........................................    (7,171)    11,913     14,880
  State franchise................................    (2,597)     4,108      4,644
                                                   --------    -------    -------
                                                     (9,768)    16,021     19,524
                                                   --------    -------    -------
                                                   $(12,095)   $22,829    $27,779
                                                   ========    =======    =======

     The difference between total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes is due to:

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                   -------------------------------
                                                     1998        1997       1996
                                                   ---------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
Tax at statutory rate............................  $(10,032)   $18,950    $23,247
State tax (net of Federal tax benefit)...........    (2,048)     3,867      4,087
Other............................................       (15)        12        445
                                                   --------    -------    -------
                                                   $(12,095)   $22,829    $27,779
                                                   ========    =======    =======

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

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1998

     Significant components of WFS' deferred tax liabilities and assets are as follows:

                                                                DECEMBER 31,
                                                           -----------------------
                                                              1998         1997
                                                           ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Loan loss reserves.....................................   $  4,848     $  2,990
  State tax deferred benefit.............................      2,147        3,219
  Other assets...........................................      2,658        1,127
                                                            --------     --------
          Total deferred tax assets......................      9,653        7,336
Deferred tax liabilities:
  Accelerated depreciation for tax purposes..............                  (1,738)
Asset securitization income recognized for book
  purposes...............................................    (28,948)     (28,662)
Other liabilities........................................     (4,272)      (3,284)
                                                            --------     --------
          Total deferred tax liabilities.................    (33,220)     (33,684)
                                                            --------     --------
Net deferred tax liability...............................   $(23,567)    $(26,348)
                                                            ========     ========

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of WFS' financial instruments are as follows at December 31:

                                                          1998                    1997
                                                  --------------------    --------------------
                                                  CARRYING      FAIR      CARRYING      FAIR
                                                  AMOUNTS      VALUE      AMOUNTS      VALUE
                                                  --------    --------    --------    --------
                                                             (DOLLARS IN THOUSANDS)
FINANCIAL ASSETS:
Short term investments -- parent................  $ 15,020    $ 15,020    $143,805    $143,805
Contracts receivable............................   896,071     943,393     236,125     251,131
Retained interest in securitized assets.........   171,230     171,230     181,177     181,177
FINANCIAL INSTRUMENT AGREEMENTS HELD FOR
  PURPOSES OTHER THAN TRADING:
Forward agreements..............................                 4,389                     (55)
FINANCIAL LIABILITIES:
Notes payable -- parent.........................   160,000     128,450     175,000     179,238
Line of credit -- parent........................   554,836     554,836
Amounts held on behalf of trustee...............   528,092     528,092     488,654     488,654

NOTE 14 -- FINANCIAL INSTRUMENT AGREEMENTS

     WFS Financial uses Forward Agreements to minimize its exposure to interest rate risk. The fair value of these instruments may vary with changes in interest rates. At December 31, 1998, WFS' portfolio consisted of Forward Agreements with a notional amount of $775 million.

     Notional amounts do not represent amounts exchanged with other parties and, thus are not a measure of WFS' exposure to loss through its use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 15 -- EARNINGS PER SHARE

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

     The calculation of net income per common share follows:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                           1998              1997              1996
                                                      --------------    --------------    --------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC
Net income (loss)...................................   $   (16,567)      $    31,314       $    38,641
Average common shares outstanding...................    25,708,611        25,691,892        25,684,175
Net income (loss) per common share -- basic.........   $     (0.64)      $      1.22       $      1.50
DILUTED
Net income (loss)...................................   $   (16,567)      $    31,314       $    38,641
Average common shares outstanding...................    25,708,611        25,691,892        25,684,175
Stock option adjustment.............................                           4,621            39,203
Average common shares outstanding...................    25,708,611        25,696,513        25,723,378
Net income (loss) per common share -- diluted.......   $     (0.64)      $      1.22       $      1.50

     Options to purchase 317,949 and 469,980 shares of common stock at a range of $6.94 to $18 per share, respectively, were outstanding during 1998 and 1997 but were not included in the computation of diluted earnings per share because the Company experienced a loss and the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. There were no antidilutive options for 1996.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 16 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1998 and 1997. Certain quarterly amounts have been adjusted to conform with the year end presentation.

                                                                     THREE MONTHS ENDED
                                                     --------------------------------------------------
                                                      MARCH 31      JUNE 30      SEPT. 30      DEC. 31
                                                     ----------    ---------    ----------    ---------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
Interest income....................................   $ 15,290      $17,902       $25,809      $30,757
Interest expense...................................      3,270        3,991         7,666        9,853
Net interest income................................     12,020       13,911        18,143       20,904
Provision for credit losses........................      5,741        1,356         2,291        5,758
Income (loss) before income taxes..................    (23,068)         526        (6,835)         715
Income taxes (benefit).............................     (9,727)         234        (2,887)         285
Net income.........................................    (13,341)         292        (3,948)         430
Net income (loss) per common share -- basic........   $  (0.52)     $  0.01       $ (0.15)     $  0.02
Net income (loss) per common share -- diluted......      (0.52)        0.01         (0.15)        0.02
1997
Interest income....................................   $ 14,292      $16,299       $17,044      $15,353
Interest expense...................................      1,608        2,602         2,678        3,443
Net interest income................................     12,684       13,697        14,366       11,910
Provision for credit losses........................      3,304        1,233         1,211        2,500
Income before income taxes.........................     15,010       17,314        10,741       11,078
Income taxes.......................................      6,378        7,364         4,370        4,717
Net income.........................................      8,632        9,950         6,371        6,361
Net income per common share -- basic...............   $   0.34      $  0.39       $  0.25      $  0.25
Net income per common share -- diluted.............       0.34         0.39          0.25         0.25

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                        DESCRIPTION OF EXHIBIT
  -------                       ----------------------
 1           Underwriting Agreement(1)
 3.1         Articles of Incorporation(1)
 3.2         Bylaws(1)
 4           Specimen WFS Financial Inc Common Stock Certificate(5)
10.1         Westcorp Incentive Stock Option Plan(2)
10.2         Westcorp, Inc. Employee Stock Ownership and Salary Savings
             Plan(3)
10.3         Westcorp 1991 Stock Option Plan(4)
10.4         1985 Executive Deferral Plan(1)
10.5         1988 Executive Deferral Plan II(1)
10.6         1992 Executive Deferral Plan III(1)
10.7         Transfer Agreement between WFS Financial Inc and Western
             Financial Bank, F.S.B., dated May 1, 1995(1)
10.8         Promissory Note of WFS Financial Inc in favor of Western
             Financial Bank, F.S.B., dated May 1, 1995(1)
10.9         Line of Credit Agreement between WFS Financial Inc and
             Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.10        Amendment No. 3 dated as of May 1, 1995 to the Revolving
             Line of Credit between WFS Financial Inc and Western
             Financial Bank, F.S.B.
10.11        Tax Sharing Agreement between WFS Financial Inc and Western
             Financial Bank, F.S.B., dated January 1, 1994(1)
10.12        Master Reinvestment Contract between WFS Financial Inc and
             Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.13        Amendment No. 1, dated as of June 1, 1995 to the Restated
             Master Reinvestment Reimbursement Agreement
10.14        Amended and Restated Master Collateral Assignment Agreement
10.15        Management Agreement between WFS Financial Inc and Western
             Financial Bank, F.S.B., dated May 1, 1995(1)
10.16        Management Agreement among WFS Financial Inc, Western
             Financial Bank, F.S.B., WFS Financial Auto Loans, Inc. and
             WFS Financial Auto Loans 2, Inc. dated May 1, 1995(1)
10.17        Form of WFS Financial Inc Dealer Agreement(5)
10.18        Form of WFS Financial Inc Loan Application(5)
10.19        WFS 1996 Incentive Stock Option Plan(6)
10.20        Westcorp Employee Stock Ownership and Salary Savings Plan(7)
10.21        Promissory Note of WFS Financial Inc in favor of Western
             Financial Bank, F.S.B., dated August 1, 1997
10.21.1      Amendment No. 1, dated as of August 1, 1997 to the
             Promissory Note of WFS Financial in favor of Western
             Financial Bank, F.S.B.
10.22        Investment Agreement between WFS Financial Inc and Western
             Financial Bank, F.S.B., dated January 1, 1996
10.23        Management Services Agreement between WFS Financial Inc and
             Western Financial Bank, F.S.B., dated January 1, 1997
10.24        Employment Agreement(8)(9)(10)
21.1         Subsidiaries of WFS Financial Inc
23.1         Consent of Ernst & Young LLP
24           Power of Attorney(1)
27           Financial Data Schedule

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