Form 10-Q
period 1999-03-31
WFS FINANCIAL INC
filed 1999-05-17
CIK 946343

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _____________  to  ______________

                         COMMISSION FILE NUMBER 0-26458
                         ------------------------------

                                WFS FINANCIAL INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                     33-0291646
         ----------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                    23 PASTEUR, IRVINE, CALIFORNIA 92618-3816
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (949) 727-1000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No
                                       ---     ----

As of April 30, 1999, the registrant had 25,710,440 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 31.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                                                          Page No.
                                                                                                          --------
PART I.     FINANCIAL INFORMATION

    Item 1.     Financial Statements

                Consolidated Statements of Financial Condition at
                March 31, 1999 and December 31, 1998                                                          3

                Consolidated Statements of Operations for the Three
                Months Ended March 31, 1999 and 1998                                                          4

                Consolidated Statements of Shareholders' Equity at
                March 31, 1999 and December 31, 1998                                                          5

                Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 1999 and 1998                                                    6

                Notes to Unaudited Consolidated Financial Statements                                          7

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                          13

    Item 3.     Quantitative and Qualitative Disclosure about Market Risk                                    28


PART II.     OTHER INFORMATION

    Item 1.     Legal Proceedings                                                                            29

    Item 2.     Changes in Securities                                                                        29

    Item 3.     Defaults Upon Senior Securities                                                              29

    Item 4.     Submission of Matters to a Vote of Security Holders                                          29

    Item 5.     Other Information                                                                            29

    Item 6.     Exhibits and Reports on Form 8-K                                                             30

SIGNATURES                                                                                                   31


                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS

                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                                 MARCH 31,     DECEMBER 31,
                                                                               ----------------------------
                                                                                   1999            1998
                                                                               ------------    -----------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
   Short term investments                                                       $       484    $    15,020
   Contracts receivable                                                              45,876         70,814
   Contracts held for sale                                                          551,155        825,257
   Allowance for credit losses                                                      (18,695)       (11,246)
                                                                                -----------    -----------
     Contracts receivable, net                                                      578,336        884,825
   Amounts due from trusts                                                          379,129        332,732
   Retained interest in securitized assets                                          189,929        171,230
   Property, plant and equipment                                                     31,173         26,482
   Accrued interest receivable                                                        3,778          5,859
   Other assets                                                                       7,987          8,192
                                                                                -----------    -----------
                                                                                $ 1,190,816    $ 1,444,340
                                                                                ===========    ===========

LIABILITIES
   Notes payable - parent                                                       $   190,000    $   160,000
   Line of credit - parent                                                          157,573        554,836
   Amounts held on behalf of trustee                                                626,060        528,092
   Other liabilities                                                                 42,387         37,071
                                                                                -----------    -----------
                                                                                  1,016,020      1,279,999

SHAREHOLDERS' EQUITY
   Common stock, no par value; authorized 50,000,000 shares; issued and outstanding 25,709,459 shares in 1999 and 25,708,611 shares and
     in 1998                                                                         73,569         73,564
   Additional paid-in capital                                                         4,000          4,000
   Retained earnings                                                                 96,900         85,315
   Accumulated other comprehensive income, net of tax                                   327          1,462
                                                                                -----------    -----------
                                                                                    174,796        164,341
                                                                                -----------    -----------
                                                                                $ 1,190,816    $ 1,444,340
                                                                                ===========    ===========

--------------------
See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                        -----------------------------
                                                            1999            1998
                                                        ------------   --------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
REVENUES
   Interest income                                      $     23,744   $     15,290

   Interest expense - parent                                   6,087          3,270
                                                        ------------   ------------
   Net interest income                                        17,657         12,020
   Servicing income                                           28,741         17,425
   Gain on sale of contracts                                  28,255          8,086
                                                        ------------   ------------
TOTAL REVENUES                                                74,653         37,531

EXPENSES
   Provision for credit losses                                11,198          5,741
   Operating expenses:
     Salaries and employee benefits                           28,246         27,570
     Credit and collections                                    6,126          4,620
     Miscellaneous                                             9,082         12,168
                                                        ------------   ------------
TOTAL OPERATING EXPENSES                                      54,652         50,099
   Restructuring charge                                                      10,500
                                                        ------------   ------------
TOTAL EXPENSES                                                54,652         60,599
                                                        ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                             20,001        (23,068)
  Income taxes (benefit)                                       8,416         (9,727)
                                                        ------------   ------------
NET INCOME (LOSS)                                       $     11,585   $    (13,341)
                                                        ============   ============

NET INCOME (LOSS) PER COMMON SHARE-BASIC AND DILUTED    $       0.45   $      (0.52)
                                                        ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING-BASIC AND DILUTED                           25,708,762     25,708,611

------------------------
See accompanying notes to unaudited consolidated financial statements.

                         WFS FINANCIAL AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                               Accumulated
                                                                                  Other
                                                                   Additional Comprehensive
                                                     Common         Paid-in       Income       Retained
                                       Shares         Stock         Capital     Net of Tax     Earnings        Total
                                     ----------    -----------    -----------   -----------   -----------   -----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1997           25,708,611    $    73,564    $     4,000   $       447   $   101,882   $   179,893
     Net loss                                                                                     (16,567)      (16,567)
     Unrealized gains (losses) on
          retained interest in
          securitized
          assets, net of tax                                                          1,015                       1,015
                                                                                                            -----------
     Comprehensive loss                                                                                         (15,552)
                                     ----------    -----------    -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 1998           25,708,611    $    73,564    $     4,000   $     1,462   $    85,315   $   164,341
     Net income                                                                                    11,585        11,585
     Unrealized gains (losses) on
          retained interest in
          securitized
          assets, net of tax                                                         (1,135)                     (1,135)
                                                                                                            -----------
     Comprehensive income                                                                                        10,450
Stock options exercised                     848              5                                                        5
                                     ----------    -----------    -----------   -----------   -----------   -----------
BALANCE, MARCH 31, 1999              25,709,459    $    73,569    $     4,000   $       327   $    96,900   $   174,796
                                     ==========    ===========    ===========   ===========   ===========   ===========



(1) The pre-tax decrease and increase in unrealized gains (losses) on retained interest in securitized assets were $2.0 million and $1.8 million for the three month period ended March 31, 1999 and for the year ended December 31, 1998, respectively.


------------------
See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               ---------------------------
                                                                                  1999            1998
                                                                               -----------    ------------
                                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)                                                              $    11,585    $   (13,341)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
   Provision for credit losses                                                      11,198          5,741
   Depreciation                                                                      1,575          2,212
   Amortization of retained interest in securitized assets                          29,306         27,195
   Loss on disposal of assets                                                                       3,811
   (Increase) decrease in assets:
     Automobile contracts:
       Purchase of contracts                                                      (752,932)      (605,304)
       Proceeds from sale of contracts                                           1,000,000        525,000
       Other change in contracts                                                    48,237         19,479
     Other assets                                                                    2,271           (737)
   Increase in liabilities:
       Other liabilities                                                             6,138          2,764
                                                                               -----------    -----------

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES                                357,378        (33,180)

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                           (6,265)        (4,872)
Increase in trust receivable                                                       (46,397)       (36,222)
Increase in retained interest in securitized asset                                 (49,961)       (23,388)
                                                                               -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                             (102,623)       (64,482)

FINANCING ACTIVITIES
Proceeds from issuance from Common Stock                                                 5
Proceeds from note payable                                                          30,000
Decrease in line of credit                                                        (397,264)
Increase in trustee accounts                                                        97,968         29,572
                                                                               -----------    -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                               (269,291)        29,572
                                                                               -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                              (14,536)       (68,090)
Cash and cash equivalents at beginning of period                                    15,020        143,805
                                                                               -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $       484    $    75,715
                                                                               ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
   Interest                                                                    $     7,709    $     2,715


----------------------
See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------
The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the WFS Financial Inc ("WFS" or the "Company") Form 10-K.

Certain amounts from the 1998 consolidated financial statement amounts have been reclassified to conform to the 1999 presentation.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement provides guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements for fiscal years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of evaluating the effect that Statement 133, if any, will have on the earnings an financial position of the Company.

NOTE 2 - NET CONTRACTS RECEIVABLE
----------------------------------
Net contracts receivable consisted of the following:

                                                      MARCH 31,  DECEMBER 31,
                                                        1999        1998
                                                      ---------  -----------
                                                      (DOLLARS IN THOUSANDS)
Contracts                                             $ 616,409    $ 923,662
Unearned discounts                                      (32,943)     (48,015)
                                                      ---------    ---------
      Net contracts                                     583,466      875,647
Allowance for credit losses                             (18,695)     (11,246)
Dealer participation, net of deferred contract fees      13,565       20,424
                                                      ---------    ---------
   Net contracts receivable                           $ 578,336    $ 884,825
                                                      =========    =========

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table presents the changes in amounts deferred and carried as adjustments to the contract balance including contract fees and dealer participation.

                                   THREE MONTHS ENDED
                                       MARCH 31,
                                 ---------------------
                                    1999        1998
                                 --------    ---------
                                 (DOLLARS IN THOUSANDS)
Balance at beginning of period   $ 20,424    $  4,896
New deferrals                      17,311      16,203
Amortization                       (1,031)       (965)
Sales                             (23,139)    (13,470)
                                 --------    --------
Balance at end of period         $ 13,565    $  6,664
                                 ========    ========

The contracts purchased by the Company are fixed-rate loans. The Company bears the risk of interest rate increases during the period between the setting of the rate at which the contract will be acquired and their sale in a securitization transaction. In order to mitigate this risk, the Company uses two-year Treasury securities forward agreements to minimize its exposure to interest rate risk during the relevant period. The fair value of these instruments may vary with changes in interest rates. Generally, these agreements are entered into by the Company in amounts that correspond to the principal amount of the securitization transactions. The market value of these forward agreements is designed to respond inversely to the market value changes of the underlying contracts. Because of this inverse relationship, the Company can effectively lock in its gross interest rate spread at the time of entering into the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain on the sale of the contracts. The Company enters into these forward agreements either with its parent, Western Financial Bank (the "Bank"), or highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. The Company hedges substantially all of its contracts pending securitization.

At March 31, 1999, the Company had forward agreements with a notional face amount outstanding of $550 million. The fair value of these forward agreements would result in an increase in the underlying basis of the contracts by $0.9 million.

Contracts serviced by the Company for the benefit of others totaled approximately $4.0 billion at March 31, 1999 and $3.5 billion at December 31, 1998.

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES
------------------------------------
Changes in the allowance for credit losses for owned contracts were as follows:

                                  THREE MONTHS ENDED
                                       MARCH 31,
                                 ---------------------
                                   1999        1998
                                 --------    --------
                                 (DOLLARS IN THOUSANDS)
Balance at beginning of period   $ 11,246    $  6,787
Provision for credit losses        11,198       5,741
Charged off contracts              (5,502)     (3,381)
Recoveries                          1,753         640
                                 --------    --------
Balance at end of period         $ 18,695    $  9,787
                                 ========    ========

NOTE 4- RETAINED INTEREST IN SECURITIZED ASSETS
-----------------------------------------------
Retained interest in securitized assets ("RISA") capitalized upon securitization of contracts represent the present value of the estimated future earnings to be received by WFS from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the contracts sold and the interest rate paid to the investors less contractually specified servicing and guarantor fees.

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

Two methods have arisen in practice to determine the fair value of credit enhancements assets; the cash-in method and the cash-out method. The Securities and Exchange Commission ("SEC") has set forth specific guidance that the cash-out method is the only appropriate method to be used in determining the fair value of such assets as defined by Statement of Financial Accounting Standards No.125 ("SFAS 125"). The cash-out method discounts expected cash flows from the period in which the transferor expects to receive the cash, thereby taking into consideration the period of time that the cash is received from obligators but restricted from distribution to the transferor. WFS has historically used the cash-out method in measuring such assets.

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

WFS retains the rights to service all contracts it securitizes. Consumer servicing rights assets (CSR) represent the present value of the estimated future earnings to be received from servicing securitized contracts. These earnings are calculated by estimating future servicing revenues, including contractually specified servicing fee, late charges, other ancillary income, and float benefit and netting them against the actual cost to service contracts. WFS has not capitalized any servicing rights as of March 31, 1999.

The following table presents the activity of the RISA.

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ----------------------
                                                                    1999         1998
                                                                  ---------    ---------
                                                                  (DOLLARS IN THOUSANDS)
Beginning balance                                                 $ 171,230    $ 181,177
Additions                                                            49,961       23,388
Amortization                                                        (29,306)     (27,195)
Change in unrealized gain/loss on securities available for sale      (1,956)         (63)
                                                                  ---------    ---------
Ending balance                                                    $ 189,929    $ 177,307
                                                                  =========    =========

At the time of securitization, the Company utilizes prepayment speed, net credit loss and discount rate assumptions to initially compute the value of the RISA. These assumptions may change periodically based on actual performance or other factors. During 1999 and 1998, the Company utilized prepayment rates of 1.6% ABS in computing RISA. Original cumulative net credit loss assumptions utilized for 1999 and 1998 securitization transactions ranged from 6% to 7%. The Company used a discount rate during 1999 and 1998 of 425 basis points over the two-year Treasury rate at the time of securitization in discounting future earnings.

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

The following table sets forth the components of the RISA:

                                                                          MARCH 31,     DECEMBER 31,
                                                                            1999            1998
                                                                        -----------     -----------
                                                                            (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings                                $   417,586     $   361,209
Off balance sheet allowance for  losses                                    (204,433)       (170,664)
Discount to present value                                                   (23,224)        (19,315)
                                                                        -----------     -----------
Retained interest in securitized assets                                 $   189,929     $   171,230
                                                                        ===========     ===========

Outstanding balance of contracts sold through securitizations           $ 3,968,534     $ 3,491,452
Off balance sheet allowance for losses as a percent of contracts sold
  through securitizations                                                      5.15%           4.89%

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------
Property, plant and equipment consisted of the following at:

                                                MARCH 31, DECEMBER 31,
                                                  1999       1998
                                               ---------- -----------
                                               (DOLLARS IN THOUSANDS)
Land                                             $ 2,017   $ 2,017
Construction in progress                           4,183     3,085
Buildings                                          8,230     8,230
Computers and software                            21,485    16,707
Furniture, fixtures and leasehold improvements     3,315     3,069
Equipment                                          3,575     3,415
Automobiles                                          244       259
                                                 -------   -------
                                                  43,049    36,782
Less accumulated depreciation                     11,876    10,300
                                                 -------   -------
                                                 $31,173   $26,482
                                                 =======   =======

The increase in computers and software is primarily due to computer systems upgrades.

NOTE 6 - EARNINGS PER SHARE
---------------------------
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share is arrived at by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options.

The following table sets forth the computation of basic and diluted earnings per share:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         ----------------------------
                                                             1999            1998
                                                         ------------   -------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT
                                                              PER SHARE AMOUNTS)
BASIC AND DILUTED
Net income (loss)                                        $     11,585   $    (13,341)
Average common shares outstanding                          25,708,762     25,708,611
Net income (loss) per common share - basic and diluted           0.45          (0.52)

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Options to purchase 293,727 shares of common stock at a range of $6.94 to $18.00 per share were outstanding at March 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. Options to purchase 748,257 shares of common stock at a range of $9.00 to $18.00 were outstanding at March 31, 1998, but were not included in the computation of diluted earnings per share because the Company had a loss, and therefore, the effect would be antidilutive.

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

WFS originated $753 million of contracts for the three months ended March 31, 1999 compared with $605 million of contracts for the same period in 1998. This represents a 25% increase in production for the respective period. WFS securitized $1.0 billion of contracts for the three months ended March 31, 1999 compared with $525 million for the same period in 1998. The increase in the securitization for the three months ended March 31, 1999 compared with the same period in 1998 is the result of the Company's decision not to securitize contracts during the third quarter last year when asset-backed securities were adversely affected by wider spreads, as well as higher originations during the first quarter.

The following table sets forth the loan origination, sale and principal reduction activity of WFS for the periods indicated.

                                THREE MONTHS ENDED
                                     MARCH 31,
                           ---------------------------
                               1999           1998
                           -----------    ------------
                             (DOLLARS IN THOUSANDS)
Beginning balance          $   875,647    $   231,229
Originations                   752,932        605,304
Sales                       (1,000,000)      (525,000)
Principal reductions (1)       (45,113)       (23,954)
                           -----------    -----------
   Ending balance          $   583,466    $   287,579
                           ===========    ===========

----------------
(1) Includes scheduled payments, prepayments and charge offs.

                              RESULTS OF OPERATIONS

SERVICING INCOME
----------------

Total servicing income was $28.7 million for the three months ended March 31, 1999 compared with $17.4 million for the same period in 1998. Servicing income increased as a result of a decline in credit loss experience and a higher level of securitized contracts.

Retained interest income represents excess spread earned on securitized loans less any losses not absorbed by the off balance sheet allowance for losses. Retained interest income is dependent upon the average excess spread on the contracts sold and the size of the serviced portfolio. Retained interest income increased in the first quarter of 1999 compared with the same quarter a year earlier due to a decline in credit losses (which increased the amount of excess spread and reduced the amortization of the RISA as expectations of future income increased) and because of an increase in the amount of securitized contracts.

Contractual servicing income is earned at rates ranging from 1% to 1.25% per annum on the outstanding balance of contracts securitized. Other fee income, consisting primarily of documentation fees, late charges and deferment fees also increased as a direct result of the increase in the number of contracts originated and outstanding.

Servicing income consists of the following components:

                                THREE MONTHS ENDED
                                     MARCH 31,
                               --------------------
                                 1999        1998
                               --------   ---------
                              (DOLLARS IN THOUSANDS)
Retained interest income       $  7,496   $   (748)
Contractual servicing income     11,226      8,588
Other fee income                 10,019      9,585
                               --------   --------
   Total servicing income      $ 28,741   $ 17,425
                               ========   ========

NET INTEREST INCOME
-------------------

Net interest income is the difference between the rate earned on contracts held on balance sheet and the interest costs associated with WFS' borrowings. Net interest income totaled $17.7 million for the three months ended March 31, 1999 compared with $12.0 million for the same period in 1998. Net interest income increased as average contracts held on balance sheet increased compared with the first quarter of 1998. The following table shows the average rate earned on contracts and the average rate paid on borrowings, consisting primarily of advances from the Bank, together with the corresponding net interest rate spread for the periods indicated.

                                     THREE MONTHS ENDED
                                          MARCH 31,
                                     ------------------
                                       1999     1998
                                      -----    -----
Yield on interest earning assets      14.63%   13.28%
Cost of borrowings                     6.46%    8.93%
                                      -----    -----
Net interest rate spread               8.17%    4.35%
                                      =====    =====

The increase in the net interest rate spread for the three months ended March 31, 1999 compared with the same period a year earlier is the result of lower overall financing costs as WFS utilized the line of credit in order to retain contracts on its balance sheet rather than securitizing contracts while obtaining higher yields on those contracts retained.

GAIN ON SALE OF CONTRACTS
-------------------------

WFS recorded a gain on sale of contracts of $28.3 million for the three months ended March 31, 1999 compared with $8.1 million for the same period of 1998. The higher gain on sale of contracts is the result of a $475 million increase in the amount of contracts securitized for the first quarter ($1.0 billion) compared with the same period a year earlier ($525 million), as well as improving net spreads after estimated credit losses. Gain on sale as a percent of contracts securitized increased to 2.8% for the first quarter of 1999 compared with 1.5% for the same period a year earlier.

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

WFS believes that the allowance for credit losses is currently adequate to absorb potential losses in the on balance sheet portfolio. The provision for credit losses totaled $11.2 million for the three months ended March 31, 1999 compared with $5.7 million for the same period in 1998. The increase for the three months ended March 31, 1999, compared with the same period last year, is the result of an increased level of contracts held on balance sheet compared with a year earlier and because the Company may be holding a greater percentage of contracts on the balance sheet.

OPERATING EXPENSES
------------------

Operating expenses, excluding provision for credit losses, were $43.5 million for the three months ended March 31, 1999 compared with $44.4 for the same period in 1998. The decline is primarily the result of lower occupancy costs as a result of the restructuring programs initiated last year by the Company. Operating expenses, excluding provision for credit losses, as a percentage of average serviced contracts declined 71 basis points to 3.9% for the first quarter of 1999 compared with 4.7% for the same period a year earlier.

INCOME TAXES
------------

WFS files federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. Other state tax returns are filed by WFS as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement that is based on the relative income or loss of each entity on a stand-alone basis. The effective tax rates for the three months ended March 31, 1999 and 1998 were 42.1% and 42.2%, respectively.

PRO-FORMA STATEMENTS OF INCOME
------------------------------

Under generally accepted accounting principles ("GAAP"), the Company's securitization transactions have been treated as sales. At the time of sale, in accordance with SFAS 125, the Company records a gain equal to the present value of the estimated future earnings from the portfolio of contracts sold. Net interest earned on such contracts and fees earned for servicing the loan portfolios are recognized over the life of the securitization transaction as contractual servicing, retained interest income and other fee income. The difference between "cash basis" income and reported income under GAAP for the three months ended March 31, 1999 is due to a $300 million increase in contracts securitized compared with the previous quarter. Under SFAS 125, income recognition is effectively accelerated through the recognition of a gain at the time of sale while the ultimate realization of such income remains dependent on the actual performance, over time, of the loans that were securitized.

The following pro-forma statements of income present the Company's results of operations under the assumption that the securitization transactions are treated as financings as opposed to sales. Management believes that such a presentation is an important performance measure of the Company's operations. If treated as financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the contracts in the trusts and the related financing costs are reflected over the life of the underlying pool of loans. Management refers to these pro-forma results as "cash basis" statements of income. Management monitors the periodic "cash basis" earnings of the Company's managed contract portfolio and believes these "cash basis" statements assist in a better understanding of the Company's business.

The following tables presents the "cash basis" statements of income, a reconciliation to net income as reflected in the Company's consolidated statements of income, and the cash basis results as a percentage of average managed contracts.

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                              1999        1998
                                                            ---------   ---------
                                                            (DOLLARS IN THOUSANDS)
"CASH BASIS" STATEMENTS OF OPERATIONS

Interest income                                             $ 145,746   $ 125,455
Interest expense                                               68,246      61,272
                                                            ---------   ---------
Net interest income                                            77,500      64,183

Provision for credit losses (1)                                31,383      46,173
                                                            ---------   ---------

Net interest income after provision for losses                 46,117      18,010

Other income                                                   10,019       9,585
Operating costs                                                45,168      45,786
Restructuring charge                                                       10,500
                                                            ---------   ---------

Income (loss) before income taxes                              10,698     (28,691)
Income tax (benefit) (2)                                        4,606     (12,050)
                                                            ---------   ---------
"Cash basis" net income (loss)                              $   6,362   $ (16,641)
                                                            =========   =========

"Cash basis" net income (loss) per common share - diluted   $    0.25   $   (0.65)
                                                            =========   =========

(1) Provision for credit losses is based upon actual chargeoffs, and growth in the servicing portfolio for the respective period.

(2) Such tax effect is based upon the Company's marginal tax rate for the respective period.

RECONCILIATION OF GAAP BASIS NET INCOME

TO "CASH BASIS" NET INCOME:

                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                              1999        1998
                                            --------    ---------
                                            (DOLLARS IN THOUSANDS)
GAAP net income (loss)                      $ 11,585    $(13,341)

"Cash basis" adjustments:
             Gain on sales of
              contracts                      (28,255)     (8,086)
             Retained interest income         (7,496)        748
             Contractual servicing income    (11,226)     (8,588)
             Net interest income              59,843      52,163
             Provision for credit
              losses                         (20,184)    (40,432)
             Operating expenses               (1,714)     (1,428)
                                            --------    --------
Total "Cash basis" adjustments                (9,032)     (5,623)

Net tax effect (1)                             3,809       2,323
                                            --------    --------
"Cash basis" net income                     $  6,362    $(16,641)
                                            ========    ========

(1) Such tax effect is based upon the Company's marginal tax rate for the respective period.

"CASH BASIS" YIELD TABLE

                                                    THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------
                                                       1999             1998
                                                   ------------    -------------
Interest income                                            13.1%            13.4%
Interest expense                                            6.1              6.6
                                                   ------------    -------------
  Net interest income                                       7.0              6.8

Provision for credit losses                                 2.8              4.9
                                                   ------------    -------------

Net interest income after provision for losses              4.2              1.9

Other income                                                0.9              1.0
Operating expenses                                          4.1              4.9
Restructuring charge                                                         1.1
                                                   ------------    -------------

Income (loss) before taxes                                  1.0            (3.10)
Income tax (benefit)                                        0.4            (1.30)
                                                   ------------    -------------
"Cash basis" net income (loss)                              0.6%            (1.8%)
                                                   ============    =============

Average serviced contracts                         $  4,447,784    $   3,739,041
                                                   ============    =============


                               FINANCIAL CONDITION

CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE
------------------------------------------------

WFS holds a portfolio of contracts on balance sheet for investment that totaled $45.9 million at March 31, 1999 and $70.8 million at December 31, 1998. Contracts held for sale totaled $551 million at March 31, 1999 compared with $825 million at December 31, 1998. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of contracts. WFS completed a securitization transaction of $1.0 billion during the first three months of 1999. WFS plans to continue to securitize contracts on a regular basis.

The following table presents information on the volume of prime and non-prime contracts and those secured by new and used autos for the periods indicated below:

                       THREE MONTHS ENDED
                           MARCH 31,
                      -------------------
                        1999        1998
                      --------   --------
                     (DOLLARS IN THOUSANDS)
Prime contracts       $539,297   $361,870
Non-prime contracts    213,635    243,434
                      --------   --------
   Total volume       $752,932   $605,304
                      ========   ========

New vehicles          $166,580   $ 96,737
Used vehicles          586,352    508,567
                      --------   --------
   Total volume       $752,932   $605,304
                      ========   ========


AMOUNTS DUE FROM TRUSTS
-----------------------

The excess cash flow generated by contracts sold to trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, WFS advances additional monies to initially fund these spread accounts. These funds, as well as the excess spread, are released to WFS after the spread accounts reach a predetermined funding level. Amounts due from trusts represent funds due to WFS not yet disbursed from the spread accounts. The amounts due from trusts at March 31, 1999 were $379 million as compared with $333 million at year-end 1998. The increase in amounts due from trusts is the result of an increase in the amount of contracts securitized.

ASSET QUALITY
-------------

Servicing income is affected by the quality of underlying contracts purchased and securitized by WFS. Servicing contracts includes payment processing, customer service, managing delinquent contracts, repossessing and selling autos, securing defaulted contracts and recovering deficiency balances.

Loss experience for the first quarter of 1999 declined 100 basis points to 2.7% of average serviced contracts compared with 3.7% a year earlier. Contracts delinquent 30 days or more improved 41% or $65.1 million to 2.1% of serviced contracts at March 31, 1999 compared with 3.6% at December 31, 1998.

The improvement in credit loss experience and delinquency is the result of stricter underwriting guidelines, the successful implementation of the Company's multiple credit scoring models, and other system-controlled underwriting policies initiated over the past two years as well as a higher percentage of prime contracts being purchased since 1997. Additionally, the Company is no longer experiencing the negative impacts of the disruption in collection efforts felt during the Company's restructuring programs completed last year.

The following table reflects WFS' delinquency on a total serviced basis.

                                         MARCH 31, 1999             DECEMBER 31, 1998
                                      ---------------------       ---------------------
                                      NUMBER OF                   NUMBER OF
                                      CONTRACTS    AMOUNT         CONTRACTS     AMOUNT
                                      ---------    ------         ---------     ------
                                                     (DOLLARS IN THOUSANDS)
Automobile loans serviced (1)         476,335    $4,552,009       464,257    $4,367,099
                                      =======    ==========       =======    ==========
Period of delinquency (2)
   31-59 days                           7,708        61,773        13,885       112,208
   60-89 days                           2,718        21,935         3,966        32,100
   90 days or more                      1,275         9,934         1,768        14,441
                                      -------    ----------       -------    ----------
Total contracts delinquent             11,701    $   93,642        19,619    $  158,749
                                      =======    ==========       =======    ==========

Delinquencies as a percentage of
  number and amount of contracts
  outstanding                            2.46%         2.06%         4.23%         3.64%
                                      =======    ==========       =======    ==========

(1) Includes delinquency information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.
(2) The period of delinquency is based on the number of days payments are contractually past due.

The following table sets forth information with respect to the delinquency of the Company's portfolio of automobile loans owned.
Due to the timing of securitizations, owned delinquency statistics may, from time to time, experience wide fluctuations as a result of the amount of newly originated contracts held pending securitization.


                                                  MARCH 31, 1999        DECEMBER 31, 1998
                                                ------------------    --------------------
                                                NUMBER OF             NUMBER OF
                                                CONTRACTS   AMOUNT    CONTRACTS     AMOUNT
                                                ---------   ------    ---------     ------
                                                           (DOLLARS IN THOUSANDS)
Contracts owned                                 49,771    $583,466      76,474    $875,642
                                                ======    ========      ======    ========
Period of delinquency (1)
   31-59 days                                    4,272       4,758       7,579      12,743
   60-89 days                                    1,603       1,832       2,442       3,622
   90 days or more                                 819       1,601       1,129       1,868
                                                ------    --------      ------    --------
   Total loans delinquent                        6,694    $  8,191      11,150    $ 18,233
                                                ======    ========      ======    ========
Delinquencies as a percentage of number and
amount of contracts outstanding                  13.45%       1.40%      14.58%       2.08%
                                                ======    ========      ======    ========



The following table reflects repossessed assets on a serviced basis The following table reflects repossessed assets on a serviced basis

                                                  MARCH 31, 1999        DECEMBER 31, 1998
                                                ------------------    --------------------
                                                NUMBER OF             NUMBER OF
                                                CONTRACTS   AMOUNT    CONTRACTS     AMOUNT
                                                ---------   ------    ---------     ------
                                                           (DOLLARS IN THOUSANDS)

SERVICING PORTFOLIO (1)                          476,355  $4,552,009   464,257   $4,367,099
                                                 =======  ==========   =======   ==========
Repossessed Assets                                   837  $    4,801     1,232   $    7,790
                                                 =======  ==========   =======   ==========
Repossessed assets as a percentage of
  number and amount of contracts
  outstanding                                       0.18%       0.11%     0.27%        0.18%
                                                 =======  ==========   =======   ==========

(1) Includes repossession information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

The following table reflects net chargeoff experience on a serviced contract basis.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ------------------------
                                                          1999          1998
                                                       ----------    ----------
                                                        (DOLLARS IN THOUSANDS)
Contracts serviced at end of period (1)                $4,552,009    $3,824,193
                                                       ==========    ==========

Average during period                                  $4,447,784    $3,739,041
                                                       ==========    ==========

Gross chargeoffs of contracts during period            $   42,489    $   41,772
Recoveries of contracts charged off in prior periods       12,506         7,137
                                                       ----------    ----------
Net chargeoffs                                         $   29,983    $   34,635
                                                       ==========    ==========
Net chargeoffs as a percentage of contracts
   outstanding during period (2)                             2.70%         3.71%
                                                       ==========    ==========

-------------------------
(1) Includes loan loss information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS, and is net of unearned add-on interest.
(2) Annualized based on net chargeoffs as a percentage of average contracts outstanding during the three months ended March 31, 1999 and 1998.


The following table sets forth the cumulative static pool losses for all outstanding securitized pools.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CUMULATIVE STATIC POOL LOSS CURVES (UNAUDITED)
                                AT MARCH 31, 1999

     PERIOD       1995-2 1995-3  1995-4  1995-5 1996-A 1996-B 1996-C   1996-D  1997-A  1997-B
---------------------------------------------------------------------------------------------
        1          0.03%  0.00%   0.00%  0.01%   0.00%  0.01%   0.00%   0.02%   0.00%  0.00%
        2          0.15%  0.09%   0.06%  0.09%   0.06%  0.09%   0.09%   0.10%   0.08%  0.07%
        3          0.23%  0.20%   0.16%  0.16%   0.17%  0.20%   0.22%   0.24%   0.20%  0.18%
        4          0.43%  0.36%   0.31%  0.32%   0.29%  0.35%   0.52%   0.44%   0.36%  0.33%
        5          0.58%  0.58%   0.52%  0.48%   0.48%  0.61%   0.74%   0.71%   0.62%  0.56%
        6          0.77%  0.80%   0.70%  0.62%   0.63%  0.88%   0.98%   0.93%   0.85%  0.77%
        7          0.95%  1.04%   0.86%  0.78%   0.81%  1.14%   1.27%   1.16%   1.12%  1.10%
        8          1.09%  1.27%   1.02%  0.98%   1.08%  1.42%   1.52%   1.43%   1.45%  1.40%
        9          1.28%  1.46%   1.13%  1.16%   1.35%  1.67%   1.77%   1.72%   1.70%  1.70%
       10          1.49%  1.62%   1.26%  1.32%   1.63%  1.91%   1.98%   2.03%   2.02%  2.00%
       11          1.64%  1.79%   1.41%  1.54%   1.87%  2.18%   2.21%   2.34%   2.32%  2.22%
       12          1.81%  1.92%   1.52%  2.01%   2.06%  2.38%   2.49%   2.62%   2.61%  2.43%
       13          1.94%  2.01%   1.66%  2.03%   2.28%  2.58%   2.73%   2.97%   2.92%  2.66%
       14          2.09%  2.17%   1.86%  2.25%   2.47%  2.79%   2.99%   3.27%   3.14%  2.91%
       15          2.16%  2.28%   2.07%  2.41%   2.63%  2.95%   3.21%   3.53%   3.30%  3.15%
       16          2.24%  2.42%   2.26%  2.59%   2.79%  3.14%   3.47%   3.79%   3.55%  3.56%
       17          2.36%  2.57%   2.47%  2.77%   2.97%  3.38%   3.70%   4.02%   3.77%  3.77%
       18          2.46%  2.86%   2.59%  2.88%   3.12%  3.55%   3.94%   4.19%   3.94%  3.97%
       19          2.55%  3.08%   2.72%  3.00%   3.31%  3.80%   4.18%   4.43%   4.21%  4.20%
       20          2.69%  3.23%   2.88%  3.12%   3.49%  3.98%   4.36%   4.65%   4.40%  4.39%
       21          2.83%  3.38%   2.95%  3.24%   3.63%  4.14%   4.53%   4.80%   4.59%  4.53%
       22          2.96%  3.49%   3.04%  3.39%   3.80%  4.31%   4.67%   5.07%   4.81%  4.67%
       23          3.06%  3.59%   3.13%  3.53%   3.95%  4.46%   4.84%   5.27%   5.00%
       24          3.17%  3.68%   3.22%  3.64%   4.10%  4.58%   5.01%   5.47%   5.14%
       25          3.24%  3.74%   3.30%  3.72%   4.22%  4.74%   5.17%   5.65%   5.24%
       26          3.28%  3.81%   3.37%  3.83%   4.33%  4.87%   5.34%   5.80%
       27          3.33%  3.88%   3.47%  3.95%   4.41%  4.98%   5.50%   5.91%
       28          3.42%  3.97%   3.50%  4.08%   4.51%  5.11%   5.67%   5.98%
       29          3.46%  4.01%   3.58%  4.16%   4.60%  5.21%   5.78%
       30          3.49%  4.06%   3.65%  4.25%   4.70%  5.31%   5.89%
       31          3.52%  4.07%   3.75%  4.31%   4.79%  5.42%   5.98%
       32          3.56%  4.14%   3.80%  4.35%   4.85%  5.50%
       33          3.55%  4.20%   3.83%  4.40%   4.91%  5.55%
       34          3.60%  4.26%   3.87%  4.46%   4.99%  5.58%
       35          3.62%  4.31%   3.91%  4.54%   5.03%
       36          3.67%  4.34%   3.94%  4.58%   5.07%
       37          3.70%  4.38%   3.96%  4.61%   5.11%
       38          3.73%  4.40%   3.99%  4.64%
       39          3.74%  4.41%   4.01%  4.66%
       40          3.76%  4.44%   4.04%  4.69%
       41          3.77%  4.48%   4.06%
       42          3.80%  4.49%   4.07%
       43          3.80%  4.51%   4.07%
       44          3.82%  4.52%
       45          3.84%  4.53%
       46          3.83%  4.54%
       47          3.84%
       48          3.84%


                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CUMULATIVE STATIC POOL LOSS CURVES (UNAUDITED)
                                AT MARCH 31, 1999


     PERIOD       1997-C  1997-D  1998-A 1998-B  1998-C  1999-A
---------------------------------------------------------------
       1           0.00%   0.00%  0.00%   0.00%   0.00%   0.00%
       2           0.06%   0.05%  0.04%   0.02%   0.04%   0.05%
       3           0.15%   0.14%  0.11%   0.08%   0.11%
       4           0.29%   0.31%  0.25%   0.18%   0.23%
       5           0.46%   0.56%  0.44%   0.38%   0.39%
       6           0.67%   0.75%  0.66%   0.59%
       7           0.93%   0.99%  0.95%   0.83%
       8           1.16%   1.24%  1.23%   1.03%
       9           1.37%   1.47%  1.50%   1.21%
       10          1.66%   1.75%  1.79%   1.40%
       11          1.94%   2.06%  2.03%
       12          2.16%   2.35%  2.21%
       13          2.40%   2.63%  2.39%
       14          2.65%   2.86%
       15          2.90%   3.05%
       16          3.15%   3.19%
       17          3.36%
       18          3.55%
       19          3.70%

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

WFS requires substantial capital resources to support its business. The primary cash requirements related to operating activities include (i) amounts needed to purchase contracts, (ii) dealer participation, (iii) securitization costs including spread account advances, and (iv) principal and interest advances to trusts. WFS also uses significant amounts of cash for operating. Sources of cash available to WFS include contract securitizations, borrowing under the Line of Credit and Notes payable and collections of principal and interest from contracts. These sources provide the liquidity needed to fund the purchase of contracts.

PRINCIPAL USES OF CASH

Purchase of Contracts

The most significant cash flow requirement is for the purchase of contracts. WFS primarily uses the Line of Credit with the Bank to fund its purchase of contracts from dealers and consumers, which are held for sale until securitized. WFS purchased $753 million of contracts for the three months ended March 31, 1999 compared with $605 million for the same period in 1998.

Dealer Participation

Consistent with industry practice, WFS pays up-front dealer participation to the originating dealer for each contract purchased. Participation paid by the Company to dealers for the three months ended March 31, 1999 was $20.1 million compared with $17.2 million during the same period in 1998. The increase is the result of higher contract originations.

Contract Securitization

At the time a securitization transaction closes, the Company is required to advance monies to initially fund spread accounts. The Company funds these spread accounts by foregoing receipts of excess cash flow until these accounts exceed predetermined levels. The amounts due from trusts represent funds due to the Company which have not yet been disbursed from the spread accounts. The amounts due from trusts for the three months at March 31, 1999, including initial advances not yet returned, was $379 million compared with $333 million at December 31, 1998. WFS securitized $1.0 billion in contracts during the first quarter of 1999 compared with $525 million the same period a year earlier.

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

Other Sources

WFS also obtains other cash sources from its parent, the Bank. These financing sources, provided through the Bank, are expected to provide adequate funding of the Company's operations, and while no assurances can be given, the Company believes that its sources of liquidity are sufficient to meet its long and short term cash requirements.


YEAR 2000
---------

During 1997, the Company began a formal risk evaluation of potential Year 2000 issues. The Year 2000 issues arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail and create erroneous results. The outcome of the risk evaluation was the formation of a Year 2000 Committee that consists of officers and employees of the Company. The outcome of the risk evaluation was the formation of a Year 2000 Committee. In addition, there is a committee that consists of directors that provide oversight and direction to the Year 2000 Committee. The purpose of this committee is to assess all risks, analyze current systems, coordinate upgrades and replacements, and report current and projected status of all known Year 2000 compliance issues.

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

The Company, in phase one, identified Year 2000 issues and created a plan. In phase two, the Company took inventory of the systems and programs affected by the Year 2000 issues. In the third and fourth phases, the Company will test for Year 2000 compliance. The Company has completed phase one through three and is in the fourth phase of its Year 2000 plan. Phase four is anticipated to be completed by May 31, 1999. The final phase implements the tested Year 2000 compliant systems. This phase has begun and is estimated to be completed by June 30, 1999.

The Company's replacement or remedied costs for Year 2000 compliance issues is estimated at approximately $0.9 million, which the Company will expense as incurred. This estimated cost consists primarily of software upgrades that include new features which are combined with Year 2000 corrections. The Company's inception to date Year 2000 cost is approximately $0.8 million.

Due to the uncertainty by the electrical utility industry regarding Year 2000 compliance, the Company estimates that the worst case Year 2000 issue scenario would be a possible discontinuance of electrical power. In the event of an electrical power failure, the Company has the capability to run its information systems at its servicing locations on diesel powered generators. There is no guarantee, however, that all issues will be foreseen and corrected, or that no material disruption of our business will occur.

FORWARD-LOOKING STATEMENTS

The preceding Management Discussion and Analysis of Financial Condition and Results of Operations section contains several "forward-looking statements". Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue" or other comparable expression. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties which could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are:

       - the level of chargeoffs, as an increase in the level of chargeoffs will decrease our earnings;

       - our ability to originate new contracts in a sufficient amount to reach our needs, as a decrease in the amount of contracts we originate will decrease our earnings;

       - a decrease in the difference between the average interest rate we receive on the contracts we originate and the rate of interest we must pay to fund our cost of originating those contracts; as a decrease will reduce our earnings;

       - the continued availability of sources of funding for our operations, as a reduction in the availability of funding will reduce our ability to originate contracts;

       - maintaining the level of operating costs; as an increase in those costs will reduce our net earnings; and

       - the Year 2000 issues; as a disruption of our collection efforts as a result of Year 2000 problems or an increase in our costs to correct Year 2000 issues will reduce earnings.

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

ITEM 3  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Credit risk and interest rate risk are the primary risks facing the Company. The Company relies upon sound underwriting practices, credit scoring and adequate loan loss reserves in order to address credit risk.

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

The Company's hedging strategy includes the use of two-year Treasury securities forward agreements. Generally, these agreements are entered into by the Company in amounts that correspond to the principal amount of the securitization transactions. The market value of these forward agreements is designed to respond inversely to the market value changes of the underlying contracts. Because of this inverse relationship, WFS can effectively lock in its gross interest rate spread at the time of entering into the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts. WFS enters into these forward agreements either with the Bank or highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty.

Management monitors the Company's hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The amount and timing of hedging transactions are determined by the senior management of WFS based upon the monitoring activities of the Company.

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

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On April 27, 1999, the Company held its annual shareholders' meeting. There were 25,708,611 shares of the Company's common stock issued, outstanding and entitled to vote as of the record date, March 8, 1999, and a total of 24,914,642 share (97%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to the Company's shareholders.

              1. Proposal to elect directors, each for a two-year term.

                                                 FOR                 Withheld
                                                 ---                 --------
                 Ernest S. Rady               24,903,396              11,246
                 Howard C. Reese              24,897,426              17,216
                 James R. Dowlan              24,901,526              13,116
                 Joy Schaefer                 24,903,176              11,466

              2. Proposal to ratify the appointment of Ernest & Young LLP as independent auditors for the fiscal year ending December 31,
                 1999

                    FOR                 AGAINST               WITHHELD
                    ---                 -------               --------
                 24,903,747             10,270                  575

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    (a)       EXHIBITS

              27    Financial Data Schedule

    (b)       REPORTS ON FORM 8-K

              A report on Form 8-K was filed on April 9, 1999 by the Company to announce that Thomas Wolfe, Executive Vice President and National Production Manager of the Company was promoted to President and Chief Operating Officer. Joy Schaefer will continue to serve as Vice Chairman and Chief Executive Officer of the Company. In addition, Joy Schaefer was appointed to the position of President of Westcorp, the ultimate parent company of WFS.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WFS FINANCIAL INC
-------------------------------------------------------------------------------
                                  (Registrant)





 Date:  May 14, 1999                     By: /s/ JOY SCHAEFER
                                             -----------------------------------
                                             Joy Schaefer
                                             Vice Chairman, Chief Executive
                                             Officer

                                         By: /s/ LEE A. WHATCOTT
 Date:  May 14, 1999                         -----------------------------------
                                             Lee A. Whatcott
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  27           Financial Data Schedule