Form 10-Q
period 1999-06-30
WFS FINANCIAL INC
filed 1999-08-10
CIK 946343

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 0-26458


                                WFS FINANCIAL INC
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                   (I.R.S. Employer
  -------------------------------                      -------------------
  (State or other jurisdiction of                      Identification No.)
  incorporation or organization)                           33-0291646


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

As of July 31, 1999, the registrant had 25,722,718 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 31.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                Page No.
                                                                                --------
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Statements of Financial Condition at
               June 30, 1999 and December 31, 1998                                  3

               Consolidated Statements of Operations for the Three
               and Six Months Ended June 30, 1999 and 1998                          4

               Consolidated Statements of Shareholders' Equity at
               June 30, 1999 and December 31, 1998                                  5

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1999 and 1998                              6

               Notes to Unaudited Consolidated Financial Statements                 7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                 13

     Item 3.   Quantitative and Qualitative Disclosure about Market Risk           29


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                   30

     Item 2.   Changes in Securities                                               30

     Item 3.   Defaults Upon Senior Securities                                     30

     Item 4.   Submission of Matters to a Vote of Security Holders                 30

     Item 5.   Other Information                                                   30

     Item 6.   Exhibits and Reports on Form 8-K                                    30

SIGNATURES                                                                         31

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                         JUNE 30,              DECEMBER 31,
                                                           1999                   1998
                                                       ----------              ---------
                                                             (DOLLARS IN THOUSANDS)
ASSETS
   Short term investments                              $                      $   15,020
   Contracts receivable                                    65,924                 70,814
   Contracts held for sale                              1,333,820                825,257
   Allowance for credit losses                            (21,957)               (11,246)
                                                       ----------             ----------
     Contracts receivable, net                          1,377,787                884,825
   Amounts due from trusts                                354,654                332,732
   Retained interest in securitized assets                164,891                171,230
   Property, plant and equipment                           33,579                 26,482
   Accrued interest receivable                              8,907                  5,859
   Other assets                                             8,650                  8,192
                                                       ----------             ----------
                                                       $1,948,468             $1,444,340
                                                       ==========             ==========

LIABILITIES
   Notes payable--parent                               $  136,300             $  160,000
   Line of credit--parent                               1,037,914                554,836
   Amounts held on behalf of trustee                      550,664                528,092
   Other liabilities                                       37,293                 37,071
                                                       ----------             ----------
                                                        1,762,171              1,279,999

SHAREHOLDERS' EQUITY
   Common stock, no par value; authorized
     50,000,000 shares; issued and outstanding
     25,716,539 shares in 1999 and 25,708,611
     shares in 1998 and in 1998                            73,618                 73,564
   Paid-in capital                                          4,000                  4,000
   Retained earnings                                      109,051                 85,315
   Accumulated other comprehensive (loss)
     income, net of tax                                      (372)                 1,462
                                                       ----------             ----------
                                                          186,297                164,341
                                                       ----------             ----------
                                                       $1,948,468             $1,444,340
                                                       ==========             ==========

----------
See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                  JUNE 30,                               JUNE 30,
                                                       ------------------------------         ------------------------------
                                                           1999               1998                1999               1998
                                                       -----------        -----------         -----------        -----------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES
  Interest income                                      $    38,507        $    17,903         $    62,251        $    33,193
  Interest expense--parent                                  11,073              3,992              17,160              7,262
                                                       -----------        -----------          ----------         ----------
  Net interest income                                       27,434             13,911              45,091             25,931
  Servicing income                                          39,753             18,724              68,494             36,149
  Gain on sale of contracts                                                    10,863              28,255             18,949
                                                       -----------        -----------         -----------        -----------
TOTAL REVENUES                                              67,187             43,498             141,840             81,029

EXPENSES
  Provision for credit losses                                4,758              1,357              15,957              7,098
  Operating expenses:
    Salaries and employee benefits                          26,680             23,679              54,926             51,249
    Credit and collections                                   5,129              5,022              11,256              9,603
    Miscellaneous                                            9,611             12,914              18,691             25,121
                                                       -----------        -----------         -----------        -----------
TOTAL OPERATING EXPENSES                                    41,420             41,615              84,873             85,973
  Restructuring charge                                                                                                10,500
                                                       -----------        -----------         -----------        -----------
TOTAL EXPENSES                                              46,178             42,972             100,830            103,571
                                                       -----------        -----------         -----------        -----------

INCOME (LOSS) BEFORE INCOME TAXES                           21,009                526              41,010            (22,542)
  Income taxes (benefit)                                     8,858                234              17,274             (9,492)
                                                       -----------        -----------         -----------        -----------
NET INCOME (LOSS)                                      $    12,151        $       292         $    23,736        $   (13,050)
                                                       ===========        ===========         ===========        ===========


NET INCOME (LOSS) PER COMMON SHARE
  BASIC                                                $      0.47        $      0.01         $      0.92         $    (0.51)
  DILUTED                                              $      0.47        $      0.01         $      0.92         $    (0.51)

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING
  BASIC                                                 25,712,853         25,708,611          25,711,119          25,708,611
  DILUTED                                               25,823,163         25,709,228          25,781,011          25,708,611

----------
See accompanying notes to unaudited consolidated financial statements.

                         WFS FINANCIAL AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                         Accumulated
                                                                           Other
                                                                        Comprehensive
                                                     Common   Paid-in   Income (loss)   Retained
                                         Shares      Stock    Capital    Net of Tax     Earnings      Total
                                       ----------   -------   -------   -------------   --------    --------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1997             25,708,611   $73,564   $4,000      $   447       $101,882   $179,893
  Net loss                                                                               (16,567)   (16,567)
  Unrealized gains on retained
    interest in securitized assets,
    net of tax (1)                                                          1,015                     1,015
                                                                                                   --------
  Comprehensive loss                                                                                (15,552)
                                       ----------   -------   ------      -------       --------   --------
BALANCE, DECEMBER 31, 1998             25,708,611   $73,564   $4,000      $ 1,462       $ 85,315   $164,341

  Net income                                                                              23,736     23,736
  Unrealized losses on retained
    interest in securitized assets,
    net of tax (1)                                                         (1,834)                   (1,834)
                                                                                                   --------
  Comprehensive income                                                                               21,902
Stock options exercised                     7,928        54                                              54
                                       ----------   -------   ------      -------       --------   --------
BALANCE, JUNE 30, 1999                 25,716,539   $73,618   $4,000      $  (372)      $109,051   $186,297
                                       ==========   =======   ======      =======       ========   ========

----------
(1) The pre-tax decrease and increase in unrealized gains (losses) on retained interest in securitized assets were $3.2 million and $1.8 million for the six month period ended June 30, 1999 and for the year ended December 31, 1998, respectively.


See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                 --------------------------
                                                                     1999          1998
                                                                 -----------    -----------
                                                                   (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)                                                $    23,736    $   (13,050)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Provision for credit losses                                        15,957          7,098
   Depreciation                                                        3,194          4,307
   Amortization of retained interest in securitized assets            53,138         57,103
   (Gain) loss on disposal of assets                                     (86)         4,479
   (Increase) decrease in assets:
     Automobile contracts:
       Purchase of contracts                                      (1,622,064)    (1,322,540)
       Proceeds from sale of contracts                             1,000,000      1,185,000
       Other change in contracts                                     113,182         40,149
     Other assets                                                     (3,544)          (604)
   Increase in liabilities:
       Other liabilities                                               1,550          1,023
                                                                 -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                               (414,937)       (37,035)

INVESTING ACTIVITIES
Purchase of property, plant and equipment                            (10,205)       (11,756)
Increase in trust receivable                                         (21,922)       (31,629)
Increase in retained interest in securitized asset                   (49,961)       (55,058)
                                                                 -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                (82,088)       (98,443)

FINANCING ACTIVITIES
Proceeds from issuance from common stock                                  54
Paydown of notes payable                                             (23,700)
Increase in line of credit                                           483,078
Increase in trustee accounts                                          22,572         19,968
                                                                 -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            482,004         19,968
                                                                 -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                (15,021)      (115,510)
Cash and cash equivalents at beginning of period                      15 021        143,805
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $              $    28,295
                                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
   Interest                                                      $    15,311    $     6,302
   Income taxes                                                  $    17,760

----------
See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the WFS Financial Inc ("WFS" or the "Company") Form 10-K.

Certain amounts from the 1998 consolidated financial statement amounts have been reclassified to conform to the 1999 presentation.

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). This Statement defers for one year the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). These statements provide guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements of all fiscal quarters of all fiscal years beginning after June 15, 2000. These Statements will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of evaluating the effect that SFAS 137, if any, will have on the earnings and financial position of the Company.

NOTE 2 -- NET CONTRACTS RECEIVABLE

Net contracts receivable consisted of the following:

                                                         JUNE 30,    DECEMBER 31,
                                                           1999         1998
                                                      -----------    -----------
                                                        (DOLLARS IN THOUSANDS)
Contracts                                             $ 1,440,311    $   923,953
Unearned discounts                                        (72,250)       (48,015)
                                                      -----------    -----------
      Net contracts                                     1,368,061        875,938
Allowance for credit losses                               (21,957)       (11,246)
Dealer participation, net of deferred contract fees        31,683         20,133
                                                      -----------    -----------
   Net contracts receivable                           $ 1,377,787    $   884,825
                                                      ===========    ===========

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table presents the changes in amounts deferred and carried as adjustments to the contract balance including contract fees and dealer participation.

                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30,                 JUNE 30,
                                          -------------------------------------------
                                           1999        1998        1999        1998
                                          -------   --------     --------    --------
                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of period            $13,565   $  6,664     $ 20,133    $  4,896
New deferrals                              19,294     19,898       36,896      36,101
Amortization                               (1,176)    (1,175)      (2,207)     (2,140)
Sales                                                (17,596)     (23,139)    (31,066)
                                          -------   --------     --------    --------
Balance at end of period                  $31,683   $  7,791     $ 31,683    $  7,791
                                          =======   ========     ========    ========


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

At June 30, 1999, the Company had forward agreements with a notional face amount outstanding of $1.3 billion. The fair value of these forward agreements would result in an increase in the underlying basis of the contracts by $4.5 million.

Contracts serviced by the Company for the benefit of others totaled $3.5 billion at June 30, 1999 and December 31, 1998.

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3--ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses for owned contracts were as follows:

                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                 JUNE 30,                             JUNE 30,
                                       ----------------------------------------------------------------
                                         1999               1998               1999              1998
                                       -------            -------            -------           --------
                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of period         $18,695            $ 9,787            $11,246           $ 6,787
Provision for credit losses              4,758              1,357             15,957             7,098
Charged off contracts                   (3,409)            (3,071)            (8,911)           (6,452)
Recoveries                               1,913              1,144              3,665             1,784
                                       -------            -------            -------           -------
Balance at end of period               $21,957            $ 9,217            $21,957           $ 9,217
                                       =======            =======            =======           =======


NOTE 4 -- RETAINED INTEREST IN SECURITIZED ASSETS

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

Future earnings are discounted at a rate management believes to be representative of the market at the time of securitization. The balance of the RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. RISAs are classified in a manner similar to available for sale securities and as such are marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of shareholders' equity as an unrealized gain or loss, net of applicable taxes.

WFS retains the rights to service all contracts it securitizes. Consumer servicing rights assets (CSR) represent the present value of the estimated future earnings to be received from servicing securitized contracts. These earnings are calculated by estimating future servicing revenues, including contractually specified servicing fee, late charges, other ancillary income, and float benefit and netting them against the actual cost to service contracts. WFS has not capitalized any servicing rights as of June 30, 1999.

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table presents the activity of the RISA.

                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  JUNE 30,                         JUNE 30,
                                        -------------------------------------------------------------
                                           1999             1998            1999              1998
                                         --------         --------        --------          ---------
                                                             (DOLLARS IN THOUSANDS)
Balance at beginning of period           $189,929         $177,307        $171,230          $ 181,177
Additions                                                   31,670          49,961             55,058
Amortization                              (23,832)         (29,908)        (53,138)           (57,103)
Change in accumulated other
  comprehensive income (loss)              (1,206)                          (3,162)               (63)
                                         --------        ---------        --------          ---------
Balance at end of period                 $164,891        $ 179,069        $164,891          $ 179,069
                                         ========        =========        ========          =========


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

The following table sets forth the components of the RISA:

                                                          JUNE 30,            DECEMBER 31,
                                                            1999                 1998
                                                        ---------------------------------
                                                              (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings                 $  345,123            $  361,209
Off balance sheet allowance for  losses                    (159,392)             (170,664)
Discount to present value                                   (20,840)              (19,315)
                                                         ----------            ----------
Retained interest in securitized assets                  $  164,891            $  171,230
                                                         ==========            ==========

Outstanding balance of contracts sold through
  securitizations                                        $3,465,173            $3,491,452
Off balance sheet allowance for losses as a
  percent of contracts sold through securitizations            4.60%                 4.89%


The Company believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5--PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at:

                                                              JUNE 30,       DECEMBER 31,
                                                                1999            1998
                                                              --------       -----------
                                                               (DOLLARS IN THOUSANDS)
Land                                                           $ 2,017        $ 2,017
Construction in progress                                         4,261          3,085
Buildings                                                        8,230          8,230
Computers and software                                          25,185         16,707
Furniture, fixtures and leasehold improvements                   3,373          3,069
Equipment                                                        3,745          3,415
Automobiles                                                        244            259
                                                               -------        -------
                                                                47,055         36,782
Less accumulated depreciation                                   13,476         10,300
                                                               -------        -------
                                                               $33,579        $26,482
                                                               =======        =======


The increase in computers and software is primarily due to computer systems upgrades.

NOTE 6--INTERCOMPANY AGREEMENTS

In June 1999, WFS amended its Line of Credit agreement with the Bank. The amended Line of Credit agreement permits WFS to draw up to $1.3 billion to be used in its operations. The line of credit terminates on December 31, 2004 although the term may be extended by WFS for additional periods up to 60 months. When secured, the Line of Credit carries an interest rate equal to one-month London Interbank Offer Rate ("LIBOR") plus 38 basis points. When unsecured, the Line of Credit carries an interest rate equal to one-month LIBOR plus 88 basis points. The Line of Credit had $1.0 billion outstanding at June 30, 1999 and $555 million outstanding at December 31, 1998.

NOTE 7--EARNINGS PER SHARE

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

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table sets forth the computation of basic and diluted earnings per share:

                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  JUNE 30,                              JUNE 30,
                                    ----------------------------------- -------------------------------------
                                         1999                1998               1999               1998
                                      -----------         -----------        -----------        -----------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC
Net income (loss)                     $    12,151         $       292        $    23,736        $   (13,050)
Average common shares outstanding      25,712,853          25,708,611         25,711,119         25,708,611
Net income (loss) per common share    $      0.47         $      0.01        $      0.92        $     (0.51)


DILUTED
Net income (loss)                     $    12,151         $       292        $    23,736        $   (13,050)
Average common shares outstanding      25,712,853          25,708,611         25,711,119         25,708,611
Stock option adjustment                   110,310                 617             69,892
Average common shares outstanding      25,823,163          25,709,228         25,781,011         25,708,611
Net income (loss) per common share    $      0.47         $      0.01        $      0.92        $     (0.51)


Options to purchase 21,000 shares of common stock at a range of $13.00 to $18.00 per share were outstanding at June 30, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. Options to purchase 785,718 shares of common stock at a range of $11.00 to $18.00 were outstanding at June 30, 1998, but were not included in the computation of diluted earnings per share because the Company had a loss, and therefore, the effect would be antidilutive.

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

WFS originated $869 million and $1.6 billion of contracts for the three and six months ended June 30, 1999 compared with $717 million and $1.3 billion of contracts for the same period in 1998. This represents a 21% and 23% increase in production for the respective periods. WFS did not execute a securitization transaction during the three months ended June 30, 1999 compared with $660 million for the same period a year earlier. WFS securitized $1.0 billion for the six months ended June 30, 1999 compared with $1.2 billion for the same period in 1998. Because of the Company's liquidity position, the Company realized lower financing costs and wider interest margins by retaining contracts on the balance sheet. WFS completed a securitization transaction totaling $1.0 billion subsequent to the end of the second quarter.

The following table sets forth the loan origination, sale and principal reduction activity of WFS for the periods indicated.

                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    JUNE 30,                             JUNE 30,
                                         ------------------------------------------------------------------
                                            1999               1998              1999               1998
                                         ----------         ----------        -----------       -----------
                                                               (DOLLARS IN THOUSANDS)
Balance at beginning of period           $  583,466        $   287,579       $    875,938       $   231,229
Originations                                869,132            717,236          1,622,064         1,322,540
Sales                                                         (660,000)        (1,000,000)       (1,185,000)
Principal reductions (1)                    (84,537)           (23,696)          (129,941)          (47,650)
                                         ----------        -----------       ------------       -----------
Balance at end of period                 $1,368,061        $   321,119       $  1,368,061       $   321,119
                                         ==========        ===========       ============       ===========

----------
(1) Includes scheduled payments, prepayments and chargeoffs.

                              RESULTS OF OPERATIONS

SERVICING INCOME

Total servicing income was $39.8 million and $68.5 million for the three and six months ended June 30, 1999 compared with $18.7 million and $36.1 million for the same period in 1998. Servicing income increased as a result of a decline in credit loss experience and a higher level of securitized contracts.

Retained interest income represents excess spread earned on securitized loans less any losses not absorbed by the off balance sheet allowance for losses. Retained interest income is dependent upon the average excess spread on the contracts sold and the size of the serviced portfolio. Retained interest income increased during the three and six months ended June 30, 1999 compared with the same period in 1998 due to a decline in credit losses (which increased the amount of excess spread and reduced the amortization of the RISA as expectations of future income increased) and because of an increase in the amount of securitized contracts.

Contractual servicing income is earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. Other fee income, consisting primarily of documentation fees, late charges and deferment fees also increased as a direct result of the increase in the number of contracts originated and outstanding.

Servicing income consists of the following components:

                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                             JUNE 30,                       JUNE 30,
                                     -------------------------------------------------------
                                       1999            1998            1999           1998
                                     -------         -------         -------         -------
                                                      (DOLLARS IN THOUSANDS)
Retained interest income             $18,084         $   319         $25,580         $  (429)
Contractual servicing income          10,784           9,286          22,009          17,874
Other fee income                      10,885           9,119          20,905          18,704
                                     -------         -------         -------         -------
Total servicing income               $39,753         $18,724         $68,494         $36,149
                                     =======         =======         =======         =======


NET INTEREST INCOME

Net interest income is the difference between the rate earned on contracts held on balance sheet and the interest costs associated with WFS' borrowings. Net interest income totaled $27.4 million and $45.1 million for the three and six months ended June 30, 1999 compared with $13.9 million and $25.9 million for the same respective periods in 1998. The following table shows the average rate earned on contracts and the average rate paid on borrowings, consisting primarily of advances from the Bank, together with the corresponding net interest rate spread for the periods indicated.

                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                            JUNE 30,               JUNE 30,
                                      -----------------------------------------
                                       1999        1998        1999        1998
                                      -----       -----       -----       -----
                                                (DOLLARS IN THOUSANDS)
Yield on interest earning assets      14.27%      14.19%      14.40%      13.75%
Cost of borrowings                     5.99%       7.98%       6.14%       8.38%
                                      -----       -----       -----       -----
Net interest rate spread               8.28%       6.21%       8.26%       5.37%
                                      =====       =====       =====       =====


The increase in the net interest rate spread for the three and six months ended June 30, 1999 compared with the same periods a year earlier is the result of lower overall financing costs as WFS utilized the line of credit in order to retain contracts on its balance sheet rather than securitizing contracts while obtaining higher yields on those contracts retained.

GAIN ON SALE OF CONTRACTS

WFS did not record a gain on sale in the second quarter as a result of not executing a securitization transaction compared with a gain of $10.9 million in the second quarter of 1998. For the six months ended June 30, 1999, gain on sale was $28.3 million compared with $18.9 million for the same period of 1998.

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

WFS believes that the allowance for credit losses is currently adequate to absorb potential losses in the on balance sheet portfolio. The provision for credit losses totaled $4.8 million and $16.0 million for the three and six months ended June 30, 1999 compared with $1.4 million and $7.1 million for the same respective periods in 1998. The increase is the result of a higher level of contracts held on the balance sheet.

OPERATING EXPENSES

Operating expenses were $41.4 million and $84.9 million for the three and six months ended June 30, 1999 compared with $41.6 million and $86.0 million for the same respective periods in 1998. The decline is primarily the result of lower occupancy costs as a result of the restructuring programs initiated last year by the Company. Operating expenses as a percentage of average serviced contracts for the three months ended June 30, 1999 declined 70 basis points to 3.5% compared with 4.2% for the same period a year earlier. Operating expenses as a percentage of average serviced contracts for the six months ended June 30, 1999 declined 80 basis points to 3.7% compared with 4.5% for the same period a year earlier.

INCOME TAXES

WFS files federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. Other state tax returns are filed by WFS as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement that is based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for the six months ended June 30, 1999 and 1998 remained constant at 42%.

PRO-FORMA STATEMENTS OF OPERATIONS

Under generally accepted accounting principles ("GAAP"), the Company's securitization transactions have been treated as sales. At the time of sale, in accordance with SFAS 125, the Company records a gain equal to the present value of the estimated future earnings from the portfolio of contracts sold. Net interest earned on such contracts and fees earned for servicing the loan portfolios are recognized over the life of the securitization transaction as contractual servicing and retained interest income and other fee income. Under SFAS 125, income recognition is effectively accelerated through the recognition of a gain at the time of sale while the ultimate realization of such income remains dependent on the actual performance, over time, of the loans that were securitized.

The following pro-forma statements of operations present the Company's results under the assumption that the securitization transactions are treated as financings as opposed to sales. Management believes that such a presentation is an important performance measure of the Company's operations. If treated as financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the contracts in the trusts and the related financing costs are reflected over the life of the underlying pool of loans. Management refers to these pro-forma results as "portfolio based" statements of operations. Management monitors the periodic "portfolio based" earnings of the Company's managed contract portfolio and believes these "portfolio based" statements assist in a better understanding of the Company's business.

The following tables presents the "portfolio based" statements of operations, a reconciliation to net income (loss) as reflected in the Company's consolidated statements of operations, and the "portfolio based" results as a percentage of average managed contracts.

                         WFS FINANCIAL AND SUBSIDIARIES
                   "PORTFOLIO BASED" STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                            --------------------------        ------------------------
                                               1999             1998           1999             1998
                                            ---------         --------        --------       ---------
                                                              (DOLLARS IN THOUSANDS)
Interest income                             $ 155,029         $131,396        $300,775       $ 256,278
Interest expense                               71,796           63,889         139,466         125,220
                                            ---------         --------        --------       ---------
Net interest income                            83,233           67,507         161,309         131,058

Provision for credit losses (1)                22,704           33,612          54,087          79,060
                                            ---------         --------        --------       ---------
Net interest income after provision
  for credit losses                            60,529           33,895         107,222          51,998

Other income                                   10,886            9,119          20,905          18,704
Operating costs                                42,982           43,291          88,150          89,077
Restructuring charge                                                                            10,500
                                            ---------         --------        --------       ---------
Income (loss) before income taxes              28,433             (277)         39,977         (28,875)
Income tax (benefit) (2)                       11,988             (123)         16,839         (12,159)
                                            ---------         --------        --------       ---------
"Portfolio based" net income (loss)         $  16,445         $   (154)       $ 23,138       $ (16,716)
                                            =========         ========        ========       =========
"Portfolio based" net income (loss)
  per common share -- diluted               $    0.64         $  (0.01)       $   0.90       $   (0.65)
                                            =========         ========        ========       =========

----------
(1) Provision for credit losses is based upon actual chargeoffs and growth in the servicing portfolio for the respective period.
(2) Such tax effect is based upon the Company's tax rate for the respective period.

                         WFS FINANCIAL AND SUBSIDIARIES
     RECONCILIATION OF GAAP BASIS NET INCOME TO "PORTFOLIO BASED" NET INCOME
                                   (UNAUDITED)

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                            --------------------------        -----------------------
                                               1999             1998            1999           1998
                                            ---------         --------        --------       --------
                                                              (DOLLARS IN THOUSANDS)
GAAP net income (loss)                       $ 12,151         $    292        $ 23,736       $(13,050)

"Portfolio based" adjustments:
    Gain on sales of contracts                                 (10,863)        (28,255)       (18,949)
    Retained interest income                  (18,084)            (319)        (25,580)           429
    Contractual servicing income              (10,784)          (9,286)        (22,009)       (17,874)
    Net interest income                        55,800           53,596         116,218        105,128
    Provision for credit losses               (17,946)         (32,255)        (38,130)       (71,962)
    Operating expenses                         (1,562)          (1,676)         (3,277)        (3,105)
                                             --------         --------        --------       --------
Total "Portfolio based" adjustments             7,424             (803)         (1,033)        (6,333)

Net tax effect (1)                              3,130             (357)           (435)        (2,667)
                                             --------         --------        --------       --------
"Portfolio based" net income (loss)          $ 16,445         $   (154)       $ 23,138       $(16,716)
                                             ========         ========        ========       ========

----------
(1) Such tax effect is based upon the Company's tax rate for the respective period.

                         WFS FINANCIAL AND SUBSIDIARIES
                          "PORTFOLIO BASED" YIELD TABLE
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       JUNE 30,                              JUNE 30,
                                             ----------------------------         -------------------------------
                                                1999              1998               1999                 1998
                                             ----------        ----------         ----------           ----------
Interest income                                    13.3%             13.4%              13.2%               13.4%
Interest expense                                    6.1%              6.5%               6.1%                6.5%
                                             ----------        ----------         ----------           ----------
  Net interest income                               7.2%              6.9%               7.1%                6.9%

Provision for credit losses                         2.0%              3.4%               2.4%                4.1%
                                             ----------        ----------         ----------           ----------
Net interest income after provision
for credit losses                                   5.2%              3.5%               4.7%                2.8%

Other income                                        0.9%              0.9%               0.9%                1.0%
Operating expenses                                  3.7%              4.4%               3.9%                4.8%
Restructuring charge                                0.0%              0.0%               0.0%                0.5%
                                             ----------        ----------         ----------           ----------
Income (loss) before taxes                          2.4%              0.0%               1.7%               (1.5%)
Income taxes (benefit)                              1.0%              0.0%               0.7%               (0.6%)
                                             ----------        ----------         ----------           ----------
"Portfolio based" net income (loss)                 1.4%              0.0%               1.0%               (0.9%)
                                             ==========        ==========         ==========           ==========
Average serviced contracts                   $4,674,214        $3,923,566         $4,560,999           $3,831,304
                                             ==========        ==========         ==========           ==========


                               FINANCIAL CONDITION

CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE

WFS holds a portfolio of contracts on balance sheet for investment that totaled $65.9 million at June 30, 1999 and $70.8 million at December 31, 1998. Contracts held for sale totaled $1.3 billion at June 30, 1999 compared with $825 million at December 31, 1998. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of contracts. The increase in contracts held for sale is due to the Company's decision to not execute a securitization in the second quarter of 1999. WFS completed a securitization transaction totaling $1.0 billion subsequent to the end of the second quarter of 1999. WFS plans to continue to securitize contracts on a regular basis.

The following table presents information on the volume of prime and non-prime contracts and those secured by new and used autos for the periods indicated below:

                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                        JUNE 30,                             JUNE 30,
                               ------------------------------------------------------------------
                                  1999               1998               1999              1998
                                --------           --------         ----------        ----------
                                                     (DOLLARS IN THOUSANDS)
Prime contracts                 $613,621           $498,075         $1,152,918        $  859,945
Non-prime contracts              255,511            219,161            469,146           462,595
                                --------           --------         ----------        ----------
    Total volume                $869,132           $717,236         $1,622,064        $1,322,540
                                ========           ========         ==========        ==========

New vehicles                    $202,464           $139,664         $  369,043        $  236,402
Used vehicles                    666,668            577,572          1,253,021         1,086,138
                                --------           --------         ----------        ----------
    Total volume                $869,132           $717,236         $1,622,064        $1,322,540
                                ========           ========         ==========        ==========


AMOUNTS DUE FROM TRUSTS

The excess cash flow generated by contracts sold to trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, WFS advances additional monies to initially fund these spread accounts. These funds, as well as the excess spread, are released to WFS after the spread accounts reach a predetermined funding level. Amounts due from trusts represent funds due to WFS not yet disbursed from the spread accounts. The amounts due from trusts at June 30, 1999 were $355 million as compared with $333 million at year-end 1998. The increase is due to the timing of releases from the spread account.

ASSET QUALITY

Servicing income is affected by the quality of underlying contracts purchased and securitized by WFS. Servicing contracts includes payment processing, customer service, managing delinquent contracts, repossessing and selling autos, securing defaulted contracts and recovering deficiency balances.

Loss experience for the second quarter of 1999 declined 150 basis points to 1.6% of average serviced contracts compared with 3.1% a year earlier. Contracts delinquent 30 days or more improved 36% or $57.0 million to 2.1% of serviced contracts at June 30, 1999 compared with 3.6% at December 31, 1998.

The decline in credit loss experience and delinquency is the result of improved underwriting and servicing. Stricter underwriting guidelines, the successful implementation of the Company's multiple credit scoring models, and a greater concentration of prime automobile contracts in the portfolio have all contributed to better asset quality. Collection and recovery efforts have also improved as the Company is no longer feeling the effects of the disruption created by the restructuring program completed in 1998.

The following table reflects WFS' delinquency on a total serviced basis.

                                                     JUNE 30, 1999                      DECEMBER 31, 1998
                                              ----------------------------          ----------------------------
                                              NUMBER OF                             NUMBER OF
                                              CONTRACTS           AMOUNT            CONTRACTS            AMOUNT
                                              ---------         ----------          ---------         ----------
                                                                     (DOLLARS IN THOUSANDS)
Automobile loans serviced (1)                  494,126          $4,841,750            464,257         $4,367,099
                                               =======          ==========            =======         ==========
   Period of delinquency (2)
   31-59 days                                    8,698          $   70,114             13,885         $  112,208
   60-89 days                                    2,850              22,791              3,966             32,100
   90 days or more                               1,118               8,832              1,768             14,441
                                                ------          ----------             ------         ----------
Total contracts delinquent                      12,666          $  101,737             19,619         $  158,749
                                                ======          ==========             ======         ==========
Delinquencies as a percentage of
  number and amount of contracts
  outstanding.                                    2.56%               2.10%             4.23 %              3.64%
                                                ======          ==========             ======         ==========

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

                                                     JUNE 30, 1999                    DECEMBER 31, 1998
                                              -------------------------          ----------------------------
                                              NUMBER OF                          NUMBER OF
                                              CONTRACTS        AMOUNT            CONTRACTS          AMOUNT
                                              ---------      ----------          ---------        ----------
                                                               (DOLLARS IN THOUSANDS)
Contracts owned                               108,246        $1,368,061            76,474         $875,938
                                              =======        ==========            ======         ========
   Period of delinquency (1)
   31-59 days                                   4,914         $   9,006             7,579         $ 12,743
   60-89 days                                   1,683             2,546             2,442            3,622
   90 days or more                                649               818             1,129            1,868
                                              -------        ----------            ------         --------
   Total loans delinquent                       7,246         $  12,370            11,150         $ 18,233
                                              =======        ==========            ======         ========
Delinquencies as a percentage of
  number and amount of contracts
  outstanding.                                  6.69%              0.90%            14.58%            2.08%
                                              =======        ==========            ======         ========

The following table reflects repossessed assets on a serviced basis.

                                                     JUNE 30, 1999                    DECEMBER 31, 1998
                                              -------------------------          ----------------------------
                                              NUMBER OF                          NUMBER OF
                                              CONTRACTS        AMOUNT            CONTRACTS          AMOUNT
                                              ---------      ----------          ---------        ----------
                                                               (DOLLARS IN THOUSANDS)
SERVICING PORTFOLIO (1)                         494,126        $4,841,750          464,257        $4,367,099
                                                =======        ==========          =======        ==========
Repossessed Assets                                  509        $    2,955            1,232        $    7,790
                                                =======        ==========          =======        ==========
Repossessed assets as a percentage of
  Number and amount of contracts
  Outstanding.                                     0.10%             0.06%            0.27%             0.18%
                                                =======        ==========          =======        ==========

----------
(1) Includes repossession information relating to contracts which are owned by WFS and contracts which have Been sold and securitized but are serviced by WFS.

The following table reflects net chargeoff experience on a serviced contract basis.

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                         ----------------------------      ----------------------------
                                                            1999              1998            1999             1998
                                                         ----------        ----------      ----------        ----------
                                                                             (DOLLARS IN THOUSANDS)
Contracts serviced at end of period (1)                  $4,841,750        $4,051,134      $4,841,750        $4,051,134
                                                         ==========        ==========      ==========        ==========
Average during period                                    $4,674,214        $3,923,566      $4,560,999        $3,831,304
                                                         ==========        ==========      ==========        ==========
Gross chargeoffs of contracts during period              $   30,912        $   39,140      $   73,401        $   80,912
Recoveries of contracts charged off in prior periods         12,545             9,256          25,051            16,393
                                                         ----------        ----------      ----------        ----------
Net chargeoffs                                           $   18,367        $   29,884      $   48,350        $   64,519
                                                         ==========        ==========      ==========        ==========
Net chargeoffs as a percentage of contracts
   Outstanding during period (2)                               1.57%             3.05%           2.12%             3.37%
                                                         ==========        ==========      ==========        ==========

----------
(1) Includes loan loss information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS, and is net of unearned add-on interest.
(2) Annualized based on net chargeoffs as a percentage of average contracts outstanding during the three and six months ended June 30, 1999 and 1998.


The following table sets forth the cumulative static pool losses for all outstanding securitized pools.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                          MONTHLY CUMULATIVE LOSS RATES
                                AT JUNE 30, 1999

PERIOD 1995-3 1995-4 1995-5 1996-A 1996-B 1996-C 1996-D 1997-A 1997-B 1997-C
-----------------------------------------------------------------------------
   1   0.00%   0.00%  0.01%  0.00%  0.01%  0.00%  0.02%  0.00%  0.00%  0.00%
   2   0.09%   0.06%  0.09%  0.06%  0.09%  0.09%  0.10%  0.08%  0.06%  0.05%
   3   0.20%   0.16%  0.16%  0.17%  0.20%  0.22%  0.24%  0.20%  0.15%  0.12%
   4   0.36%   0.31%  0.32%  0.29%  0.35%  0.52%  0.44%  0.36%  0.33%  0.29%
   5   0.58%   0.52%  0.48%  0.48%  0.61%  0.74%  0.71%  0.62%  0.56%  0.46%
   6   0.80%   0.70%  0.62%  0.63%  0.88%  0.98%  0.93%  0.85%  0.77%  0.67%
   7   1.04%   0.86%  0.78%  0.81%  1.14%  1.27%  1.16%  1.12%  1.10%  0.93%
   8   1.27%   1.02%  0.98%  1.08%  1.42%  1.52%  1.43%  1.45%  1.40%  1.16%
   9   1.46%   1.13%  1.16%  1.35%  1.67%  1.77%  1.72%  1.70%  1.70%  1.37%
  10   1.62%   1.26%  1.32%  1.63%  1.91%  1.98%  2.03%  2.02%  2.00%  1.66%
  11   1.79%   1.41%  1.54%  1.87%  2.18%  2.21%  2.34%  2.32%  2.22%  1.94%
  12   1.92%   1.52%  2.01%  2.06%  2.38%  2.49%  2.62%  2.61%  2.43%  2.16%
  13   2.01%   1.66%  2.03%  2.28%  2.58%  2.73%  2.97%  2.92%  2.66%  2.40%
  14   2.17%   1.86%  2.25%  2.47%  2.79%  2.99%  3.27%  3.14%  2.91%  2.65%
  15   2.28%   2.07%  2.41%  2.63%  2.95%  3.21%  3.53%  3.30%  3.15%  2.90%
  16   2.42%   2.26%  2.59%  2.79%  3.14%  3.47%  3.79%  3.55%  3.47%  3.15%
  17   2.57%   2.47%  2.77%  2.97%  3.38%  3.70%  4.02%  3.77%  3.77%  3.36%
  18   2.86%   2.59%  2.88%  3.12%  3.55%  3.94%  4.19%  3.94%  3.97%  3.55%
  19   3.08%   2.72%  3.00%  3.31%  3.80%  4.18%  4.43%  4.21%  4.20%  3.70%
  20   3.23%   2.88%  3.12%  3.49%  3.98%  4.36%  4.65%  4.40%  4.39%  3.81%
  21   3.38%   2.95%  3.24%  3.63%  4.14%  4.53%  4.80%  4.59%  4.53%  3.91%
  22   3.49%   3.04%  3.39%  3.80%  4.31%  4.67%  5.07%  4.81%  4.67%  4.00%
  23   3.59%   3.13%  3.53%  3.95%  4.46%  4.84%  5.27%  5.00%  4.75%
  24   3.68%   3.22%  3.64%  4.10%  4.58%  5.01%  5.47%  5.14%  4.81%
  25   3.74%   3.30%  3.72%  4.22%  4.74%  5.17%  5.65%  5.24%  4.88%
  26   3.81%   3.37%  3.83%  4.33%  4.87%  5.34%  5.80%  5.33%
  27   3.88%   3.47%  3.95%  4.41%  4.98%  5.50%  5.91%  5.39%
  28   3.97%   3.50%  4.08%  4.51%  5.11%  5.67%  5.98%  5.44%
  29   4.01%   3.58%  4.16%  4.60%  5.21%  5.78%  6.06%
  30   4.06%   3.65%  4.25%  4.70%  5.31%  5.89%  6.12%
  31   4.07%   3.75%  4.31%  4.79%  5.42%  5.98%  6.17%
  32   4.14%   3.80%  4.35%  4.85%  5.50%  6.02%
  33   4.20%   3.83%  4.40%  4.91%  5.55%  6.06%
  34   4.26%   3.87%  4.46%  4.99%  5.58%  6.11%
  35   4.31%   3.91%  4.54%  5.03%  5.60%
  36   4.34%   3.94%  4.58%  5.07%  5.62%
  37   4.38%   3.96%  4.61%  5.11%  5.65%
  38   4.40%   3.99%  4.64%  5.11%
  39   4.41%   4.01%  4.66%  5.12%
  40   4.44%   4.04%  4.69%  5.12%
  41   4.48%   4.06%  4.69%
  42   4.49%   4.07%  4.69%
  43   4.51%   4.07%  4.68%
  44   4.52%   4.07%
  45   4.53%   4.06%
  46   4.54%   4.05%
  47   4.53%
  48   4.52%
  49   4.52%

                       WFS FINANCIAL INC AND SUBSIDIARIES
                          MONTHLY CUMULATIVE LOSS RATES
                                AT JUNE 30, 1999


PERIOD     1997-D      1998-A       1998-B      1998-C      1999-A
-------------------------------------------------------------------
   1        0.00%       0.00%        0.00%       0.00%       0.00%
   2        0.05%       0.04%        0.02%       0.04%       0.04%
   3        0.14%       0.11%        0.08%       0.11%       0.11%
   4        0.31%       0.25%        0.18%       0.23%       0.20%
   5        0.56%       0.44%        0.38%       0.39%       0.33%
   6        0.75%       0.66%        0.59%       0.50%
   7        0.99%       0.95%        0.83%       0.61%
   8        1.24%       1.23%        1.03%       0.75%
   9        1.47%       1.50%        1.21%
  10        1.75%       1.79%        1.40%
  11        2.06%       2.03%        1.53%
  12        2.35%       2.21%        1.62%
  13        2.63%       2.39%        1.74%
  14        2.86%       2.49%
  15        3.05%       2.60%
  16        3.19%       2.72%
  17        3.32%
  18        3.42%
  19        3.50%


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

PRINCIPAL USES OF CASH

Purchase of Contracts

The most significant cash flow requirement is for the purchase of contracts. WFS primarily uses the Line of Credit with the Bank to fund its purchase of contracts from dealers and consumers, which are held for sale until securitized. WFS purchased $869 million and $1.6 billion of contracts for the three and six months ended June 30, 1999 compared with $717 million and $1.3 billion for the same period in 1998.

Dealer Participation

Consistent with industry practice, WFS pays up-front dealer participation to the originating dealer for each contract purchased. Participation paid by the Company to dealers for the three and six months ended June 30, 1999 was $21.9 million and $42.0 million compared with $21.0 million and $38.2 million during the same period in 1998. The increase is the result of higher contract originations.

Contract Securitization

At the time a securitization transaction closes, the Company is required to advance monies to initially fund spread accounts. The Company funds these spread accounts by foregoing receipts of excess cash flow until these accounts exceed predetermined levels. The amounts due from trusts represent funds due to the Company which have not yet been disbursed from the spread accounts. The amounts due from trusts for the six months at June 30, 1999, including initial advances not yet returned, was $355 million compared with $333 million at December 31, 1998. WFS did not execute a securitization transaction during the three months ended June 30, 1999 compared with $660 million for the same period a year earlier. WFS securitized $1.0 billion for the six months ended June 30, 1999 compared with $1.2 billion for the same period in 1998.

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

PRINCIPAL SOURCES OF CASH

Contract Securitizations

The primary source of funds for WFS is the securitization of contracts. WFS has regularly securitized contracts through underwritten public sales of securities since 1985. Although the underlying interest costs associated with securitizations fluctuate, they are primarily market driven and not necessarily related to the operations of WFS. WFS expects to continue to utilize securitization transactions as part of its liquidity strategy when the appropriate market conditions exist. WFS completed a securitization transaction totaling $1.0 billion subsequent to the end of the second quarter.

Other Sources

WFS also obtains other cash sources from its parent, the Bank. In June 1999, WFS amended its Line of Credit agreement with the Bank. The amended Line of Credit agreement permits WFS to draw up to $1.3 billion to be used in its operations. The line of credit terminates on December 31, 2004 although the term may be extended by WFS for additional periods up to 60 months. When secured, the Line of Credit carries an interest rate equal to one-month London Interbank Offer Rate ("LIBOR") plus 38 basis points. When unsecured, the Line of Credit carries an interest rate equal to one-month LIBOR plus 88 basis points. The Line of Credit had $1.0 billion outstanding at June 30, 1999 and $555 million outstanding at December 31, 1998. These financing sources, provided through the Bank, are expected to provide adequate funding of the Company's operations, and while no assurances can be given, the Company believes that its sources of liquidity are sufficient to meet its long and short term cash requirements.

YEAR 2000

The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". This problem is pervasive and complex. If not corrected, the potential impact is that date sensitive calculations would be based on erroneous data or could cause a system failure. This affects all forms of financial accounting (including interest computation, due dates, pensions, personnel benefits, investments, and legal commitments). It can also affect record keeping, such as inventory, maintenance, and file retention. Reliable information is necessary for financial institutions to conduct business.

In July 1997, the Company initiated a five-phase program to address Year 2000 related issues. This included contact with its principal service providers to assess whether their Year 2000 issues will affect the Company, and the creation by the Company of a Year 2000 Committee.

The Board of Director's provides oversight and direction to the Year 2000 Committee. The Year 2000 Committee is responsible for assessing all risks, evaluating current systems, which include coordinating system upgrades and replacements, building facility management and Year 2000 status reporting.

BUSINESS RELATIONSHIPS

The Company is engaged in an ongoing due diligence process that includes identifying mission-critical services and products provided by key service providers. The due diligence process includes monitoring procedures to verify that key service providers are taking appropriate Year 2000 action and testing of these services and products within the environment of the Company to the extent possible.

The Company recognizes that its business and operations could be adversely affected if key service providers fail to achieve timely Year 2000 compliance. Although the Company is establishing reasonable safeguards; there is no assurance that all key service providers will adequately address their respective Year 2000 issues.

AWARENESS AND ASSESSMENT PHASES

The Company completed the Awareness and Assessment Phases for its computer systems and Company facilities in 1997 and continues to update its assessment as needed. The Company identified its mission-critical systems, assessed the state of Year 2000 compliance of those systems, and implemented a plan to repair or replace non-compliant systems. The Year 2000 Committee reports monthly to Executive Management and quarterly to the Board of Directors on its Year 2000 efforts.

RENOVATION PHASE

The Company identified twelve mission-critical systems that were not Year 2000 compliant. Ten of the mission-critical systems are dependent upon third party service providers, with the other two systems residing in-house. By October 30, 1998, the Company completed repairs, upgrades, or replacements of all mission-critical components. In addition, the Company completed the renovation of the less-critical systems on January 7, 1999.

VALIDATION AND IMPLEMENTATION PHASES

By April 21, 1999, the Company completed the systems integration testing between in-house systems and service providers identified as mission-critical. Review and validation of all third party service providers' proxy results for all mission-critical systems were completed by April 22, 1999.

The Company completed the implementation of in-house renovated mission-critical systems by September 30, 1998. The implementation of mission-critical service provider systems was completed by February 26, 1999.

The remaining less-critical renovated systems are expected to be implemented by July 30, 1999.

CONTINGENCY PLANS

By June 30, 1999, the Company completed a Year 2000 business resumption plan that is intended to provide alternative potential means for the Company to continue to conduct its core business in the event of unexpected Year 2000-related failures of systems or services. Business resumption planning is a dynamic process, and the Company intends to periodically test its business resumption plan and update it as needed to enhance its effectiveness.

COSTS TO ADDRESS YEAR 2000 ISSUES

The Company incurred direct costs of $0.4 million in 1998 and currently estimates that it will incur additional direct costs of approximately $0.8 million in 1999 to address the Year 2000 issues. This included conducting individual and integrated systems testing, to developing contingency plans, and to monitoring the Year 2000 compliance preparations of the Company's key service providers. The estimated costs include the cost of consultants to supplement Company staff and management assigned to the project. Any potential additional costs to implement contingency plans that address possible Year 2000 failures of third-party systems or Company systems are not included in the estimate. These estimated Year 2000 costs for 1999 have been incorporated into the Company's 1999 operating expense budget. The costs incurred in 1998 did not have a material effect on the Company's net income for 1998, and the Company does not expect the costs currently estimated to be in incurred in 1999 to have a material impact on the Company's net income for 1999.

FORWARD-LOOKING STATEMENTS

The preceding Management Discussion and Analysis of Financial Condition and Results of Operations section contains several "forward-looking statements". Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue" or other comparable expression. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties which could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are:

     o the level of chargeoffs, as an increase in the level of chargeoffs will decrease our earnings;

     o our ability to originate new contracts in a sufficient amount to reach our needs, as a decrease in the amount of contracts we originate will decrease our earnings;

     o a decrease in the difference between the average interest rate we receive on the contracts we originate and the rate of interest we must pay to fund our cost of originating those contracts; as a decrease will reduce our earnings;

     o the continued availability of sources of funding for our operations, as a reduction in the availability of funding will reduce our ability to originate contracts;

     o maintaining the level of operating costs; as an increase in those costs will reduce our net earnings; and

     o the Year 2000 issues; as a disruption of our collection efforts as a result of Year 2000 problems or an increase in our costs to correct Year 2000 issues will reduce earnings.

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


                                WFS FINANCIAL INC
--------------------------------------------------------------------------------
                                  (Registrant)



Date: August 10, 1999                      By: /s/ JOY SCHAEFER
      -----------------------------            ---------------------------------
                                           Joy Schaefer
                                           Vice Chairman
                                           Chief Executive Officer


Date: August 10, 1999                      By: /s/ LEE A. WHATCOTT
      -----------------------------            ---------------------------------
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