Form 10-Q
period 1999-09-30
WFS FINANCIAL INC
filed 1999-11-15
CIK 946343

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period ________ to _________

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

                                 (949) 727-1002
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of October 31, 1999, the registrant had 25,758,533 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 30.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                          Page No.
                                                                          -------
    PART I.     FINANCIAL INFORMATION

    Item 1.     Financial Statements

                Consolidated Statements of Financial Condition at
                September 30, 1999 and December 31, 1998                     3

                Consolidated Statements of Operations for the Three
                and Nine Months Ended September 30, 1999 and 1998            4

                Consolidated Statements of Shareholders' Equity at
                September 30, 1999 and December 31, 1998                     5

                Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1999 and 1998                6

                Notes to Unaudited Consolidated Financial Statements         7

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         13

    Item 3.     Quantitative and Qualitative Disclosure about Market Risk   28


   PART II.     OTHER INFORMATION

    Item 1.     Legal Proceedings                                           29

    Item 2.     Changes in Securities                                       29

    Item 3.     Defaults Upon Senior Securities                             29

    Item 4.     Submission of Matters to a Vote of Security Holders         29

    Item 5.     Other Information                                           29

    Item 6.     Exhibits and Reports on Form 8-K                            29

SIGNATURES                                                                  30


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                  September 30,     December 31,
                                                                                     1999              1998
                                                                                  -----------       -----------
                                                                                        (Dollars in thousands)
ASSETS
   Short term investments                                                         $    39,321       $    15,020
   Contracts receivable                                                                67,929            70,814
   Contracts held for sale                                                          1,194,820           825,257
   Allowance for credit losses                                                        (34,866)          (11,246)
                                                                                  -----------       -----------
     Contracts receivable, net                                                      1,227,883           884,825
   Amounts due from trusts                                                            419,808           332,732
   Retained interest in securitized assets                                            174,472           171,230
   Premises and equipment, net                                                         35,755            26,482
   Accrued interest receivable                                                          8,481             5,859
   Other assets                                                                         8,506             8,192
                                                                                  -----------       -----------
                                                                                  $ 1,914,226       $ 1,444,340
                                                                                  ===========       ===========

LIABILITIES
   Notes payable - parent                                                         $   184,008       $   160,000
   Warehouse lines                                                                    833,778           554,836
   Amounts held on behalf of trustee                                                  659,406           528,092
   Other liabilities                                                                   37,840            37,071
                                                                                  -----------       -----------
                                                                                    1,715,032         1,279,999

SHAREHOLDERS' EQUITY
   Common stock, (no par value; authorized 50,000,000 shares; issued and
     outstanding 25,756,054 shares in 1999 and 25,708,611 in 1998)                     73,892            73,564
   Paid-in capital                                                                      4,000             4,000
   Retained earnings                                                                  121,763            85,315
   Accumulated other comprehensive (loss) income, net of tax                             (461)            1,462
                                                                                  -----------       -----------
                                                                                      199,194           164,341
                                                                                  -----------       -----------
                                                                                  $ 1,914,226       $ 1,444,340
                                                                                  ===========       ===========





--------------------
See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Three Months Ended                    Nine Months Ended
                                                                   September 30,                        September 30,
                                                          -------------------------------      --------------------------------
                                                              1999                1998               1999               1998
                                                          ------------       ------------       ------------       ------------
                                                                    (Dollars in thousands, except per share amounts)
REVENUES
       Interest income                                    $     34,324       $     25,809       $     96,575       $     59,002
       Interest expense                                          8,873              7,666             26,033             14,928
                                                          ------------       ------------       ------------       ------------
       Net interest income                                      25,451             18,143             70,542             44,074
       Servicing income                                         37,009             21,342            105,503             57,490
       Gain on sale of contracts                                20,251                                48,506             18,949
                                                          ------------       ------------       ------------       ------------
TOTAL REVENUES                                                  82,711             39,485            224,551            120,513

EXPENSES
       Provision for credit losses                              15,347              2,291             31,304              9,389
       Operating expenses:
           Salaries and employee benefits                       28,975             22,902             83,901             74,152
           Credit and collections                                4,983              5,404             16,239             15,007
           Miscellaneous                                        11,416             11,223             30,107             36,342
                                                          ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                                        45,374             39,529            130,247            125,501
       Restructuring charge                                                         4,500                                15,000
                                                          ------------       ------------       ------------       ------------
TOTAL EXPENSES                                                  60,721             46,320            161,551            149,890
                                                          ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)
                                                                21,990             (6,835)            63,000            (29,377)
       Income tax (benefit)                                      9,278             (2,887)            26,552            (12,379)
                                                          ------------       ------------       ------------       ------------
NET INCOME (LOSS)                                         $     12,712       $     (3,948)      $     36,448       $    (16,998)
                                                          ============       ============       ============       ============

NET INCOME (LOSS) PER COMMON SHARE
       BASIC                                              $       0.49       $      (0.15)      $       1.42       $      (0.66)
                                                          ============       ============       ============       ============
       DILUTED                                            $       0.49       $      (0.15)      $       1.41       $      (0.66)
                                                          ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
       BASIC                                                25,737,786         25,708,611         25,721,295         25,708,611
       DILUTED                                              25,881,676         25,708,611         25,822,197         25,708,611


------------------------
See accompanying notes to unaudited consolidated financial statements.

                         WFS FINANCIAL AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                     Accumulated
                                                                                       Other
                                                                                    Comprehensive
                                                              Common     Paid-in    Income (loss)  Retained
                                                Shares        Stock      Capital     Net of Tax     Earnings         Total
                                               ----------   ---------   ---------   -------------   --------       -----------
                                                               (Dollars in thousands, except per share amounts)
BALANCE, DECEMBER 31, 1997                     25,708,611   $  73,564   $   4,000      $    447    $101,882       $  179,893
     Net loss                                                                                       (16,567)         (16,567)
     Unrealized gains on retained
          interest in securitized assets,
          net of tax (1)                                                                  1,015                        1,015
                                                                                                                  -----------
     Comprehensive loss                                                                                              (15,552)
                                               ----------   ---------   ---------     ---------    --------       -----------
BALANCE, DECEMBER 31, 1998                     25,708,611   $  73,564    $  4,000     $   1,462    $ 85,315       $  164,341
     Net income                                                                                      36,448           36,448
     Unrealized losses on retained
          interest in securitized assets,
          net of tax (1)                                                                 (1,923)                      (1,923)
                                                                                                                   ---------
     Comprehensive income                                                                                             34,525
Stock options exercised                            47,443         328                                                    328
                                               ----------   ---------   ---------     ---------    --------       -----------
BALANCE, SEPTEMBER 30, 1999                    25,756,054   $  73,892   $   4,000     $    (461)   $121,763       $  199,194
                                               ==========   =========   =========     =========    ========       ==========



(1) The pre-tax decrease and increase in unrealized gains (losses) on retained interest in securitized assets was $3.3 million and $1.8 million for the nine month period ended September 30, 1999 and for the year ended December 31, 1998, Respectively.



 ------------------
 See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             -------------------------------
                                                                                1999                 1998
                                                                             -----------        ------------
                                                                                  (Dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)                                                            $    36,448       $    (16,998)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Provision for credit losses                                                    31,304              9,389
   Depreciation                                                                    4,670              5,888
   Amortization of retained interest in securitized assets                        86,983             81,421
   (Gain) loss on disposal of assets                                               (173)              6,847
   (Increase) decrease in assets:
     Automobile contracts:
       Purchase of contracts                                                  (2,528,415)        (2,022,798)
       Proceeds from sale of contracts                                         2,000,000          1,185,000
       Other change in contracts                                                 154,111             59,619
     Other assets                                                                 (2,994)            (5,890)
   Increase in liabilities:
       Other liabilities                                                           2,162              1,175
                                                                             -----------       ------------

NET CASH USED IN OPERATING ACTIVITIES                                           (215,904)          (696,347)

INVESTING ACTIVITIES
Purchase of premises and equipment                                               (13,769)           (13,530)
Increase in trust receivable                                                     (87,076)           (17,625)
Increase in retained interest in securitized asset                               (93,541)           (55,058)
                                                                             -----------       ------------

NET CASH USED IN INVESTING ACTIVITIES                                           (194,387)           (86,213)

FINANCING ACTIVITIES
Proceeds from issuance from common stock                                             328
Proceeds from notes payable - parent                                              24,008
Increase in warehouse lines                                                      278,942            611,512
Increase in trustee accounts                                                     131,314             29,426
                                                                             -----------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        434,592            640,938
                                                                             -----------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  24,301           (141,622)
Cash and cash equivalents at beginning of period                                  15,020            143,805
                                                                             -----------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    39,321       $     2,183
                                                                             ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
   Interest                                                                  $    21,504       $     13,276
   Income taxes                                                                   30,616


--------------------------------
See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1 - BASIS OF PRESENTATION
     The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the WFS Financial Inc ("WFS" or the "Company") Form 10-K.

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

     NOTE 2 - NET CONTRACTS RECEIVABLE
     Net contracts receivable consisted of the following:

                                                                    September 30,             December 31,
                                                                        1999                     1998
                                                                   ---------------            ------------
                                                                            (Dollars in thousands)
     Contracts                                                    $     1,287,262             $   923,953
     Unearned discounts                                                   (51,888)                (48,015)
                                                                  ---------------            ------------
           Net contracts                                                1,235,374                 875,938
     Allowance for credit losses                                          (34,866)                (11,246)
     Dealer participation, net of deferred contract fees                   27,375                  20,133
                                                                  ---------------             -----------
        Net contracts receivable                                  $     1,227,883             $   884,825
                                                                  ===============             ===========


                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table presents the changes in amounts deferred and carried as adjustments to the contract balance including contract fees and dealer participation.


                                         Three Months Ended            Nine Months Ended
                                           September 30,                 September 30,
                                    -----------------------       ------------------------
                                      1999           1998           1999           1998
                                    --------       --------       --------       ---------
                                                   (Dollars in thousands)
Balance at beginning of period      $ 31,683       $  7,791       $ 20,133       $  4,896
New deferrals                         19,426         19,036         55,112         55,137
Amortization                            (524)        (1,859)        (1,521)        (3,999)
Sales                                (23,210)                      (46,349)       (31,066)
                                    --------       --------       --------       ---------
Balance at end of period            $ 27,375       $ 24,968       $ 27,375       $ 24,968
                                    ========       ========       ========       ========

The contracts purchased by the Company are fixed-rate loans. The Company bears the risk of interest rate increases during the period between the setting of the rate at which the contract will be acquired and their sale in a securitization transaction. In order to mitigate this risk, the Company uses two-year Treasury securities forward agreements to minimize its exposure to interest rate risk during the relevant period. The fair value of these instruments may vary with changes in interest rates. Generally, these agreements are entered into by the Company in amounts that correspond to the principal amount of the contracts originated. The market value of these forward agreements is designed to respond inversely to the market value changes of the underlying contracts. Because of this inverse relationship, the Company can effectively lock in its gross interest rate spread at the time of entering into the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain on the sale of the contracts. The Company enters into these forward agreements either with highly rated counterparties or its parent, Western Financial Bank (the "Bank") and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. The Company hedges substantially all of its contracts pending securitization.

At September 30, 1999, the Company had forward agreements with a notional face amount outstanding of $1.3 billion. The fair value of these forward agreements would result in a decrease in the underlying basis of the contracts by $0.8 million.

Contracts serviced by the Company for the benefit of others totaled $3.9 billion at September 30, 1999 and $3.5 billion at December 31, 1998.

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - ALLOWANCE FOR CREDIT LOSSES
Changes in the allowance for credit losses for owned contracts were as follows:


                                         Three Months Ended           Nine Months Ended
                                            September 30,               September 30,
                                    -----------------------       -----------------------
                                      1999           1998           1999          1998
                                    --------       --------       --------       --------
                                                     (Dollars in thousands)
Balance at beginning of period      $ 21,957       $  9,217       $ 11,246       $  6,787
Provision for credit losses           15,347          2,291         31,304          9,389
Charged off contracts                 (4,257)        (3,338)       (13,169)        (9,790)
Recoveries                             1,819          1,050          5,485          2,834
                                    --------       --------       --------       --------
Balance at end of period            $ 34,866       $  9,220       $ 34,866       $  9,220
                                    ========       ========       ========       ========

NOTE 4- RETAINED INTEREST IN SECURITIZED ASSETS
Retained interest in securitized assets ("RISA") capitalized upon securitization of contracts represents the present value of the estimated future earnings to be received by WFS from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the contracts sold and the interest rate paid to the investors less contractually specified servicing and guarantor fees.

Prepayment and credit loss assumptions are utilized to project future earnings and are based upon historical experience. Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of asset impairment. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the contracts.

Future earnings are discounted at a rate management believes to be representative of the market at the time of securitization. The balance of the RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of shareholders' equity as an unrealized gain or loss, net of applicable taxes.

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table presents the activity of the RISA.


                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                  September 30,
                                               -------------------------       --------------------------
                                                 1999            1998            1999            1998
                                               ---------       ---------       ---------       ---------
                                                               (Dollars in thousands)
Balance at beginning of period                 $ 164,891       $ 179,069       $ 171,230       $ 181,177
Additions                                         43,582                          93,541          55,058
Amortization                                     (33,847)        (24,318)        (86,983)        (81,421)
Change in accumulated other comprehensive
     Income (loss)                                  (154)          2,355          (3,316)          2,292
                                               ---------       ---------       ---------       ---------
Balance at end of period                       $ 174,472       $ 157,106       $ 174,472       $ 157,106
                                               =========       =========       =========       =========

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

The following table sets forth the components of the RISA:


                                                                           September 30,      December 31,
                                                                               1999               1998
                                                                           -------------      -------------
                                                                               (Dollars in thousands)
Estimated net undiscounted RISA earnings                                   $   410,530        $   361,209
Off balance sheet allowance for losses                                        (212,253)          (170,664)
Discount to present value                                                      (23,805)           (19,315)
                                                                           -----------        -----------
Retained interest in securitized assets                                    $   174,472        $   171,230
                                                                           ===========        ===========

Outstanding balance of contracts sold through securitizations              $ 3,917,964        $ 3,491,452
Off balance sheet allowance for losses as a percent of contracts sold
  through securitizations                                                         5.42%              4.89%



The Company believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

                       WFS FINANCIAL INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - PREMISES AND EQUIPMENT
Premises and equipment consisted of the following at:

                                                   September 30,  December 31,
                                                       1999         1998
                                                   -------------  ------------
                                                    (Dollars in thousands)
Land                                                $ 2,017        $ 2,017
Construction in progress                                             3,085
Buildings                                            13,074          8,230
Computers and software                               27,234         16,707
Furniture, fixtures and leasehold improvements        3,819          3,069
Equipment                                             4,313          3,415
Automobiles                                             260            259
                                                    -------        -------
                                                     50,717         36,782
Less accumulated depreciation                        14,962         10,300
                                                    -------        -------
                                                    $35,755        $26,482
                                                    =======        =======


NOTE 6 - INTERCOMPANY AGREEMENTS
WFS borrowed $125 million from the Bank under the terms of the senior note. The senior note provides for principal payments of $25 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. During 1999, the Company made a paydowns of $61.0 million without prepayment penalties. Interest payments on senior note are due quarterly, in arrears, calculated at the rate of 7.25% per annum. The senior note had interest expense of $4.6 million and $6.8 million for the nine months ended September 30, 1999 and 1998.

Additionally, WFS has borrowed $135 million under the terms of the promissory note from the Bank. The promissory note provides for principal payments of $67.5 million per year, commending July 31, 2001 and continuing through its final maturity, July 31, 2002. Interest payments on the senior note are due quarterly, in arrears, calculated at the rate of 9.42% per annum. Pursuant to the terms of the promissory note, WFS may not incur any other indebtedness which is senior to the obligations evidenced by the promissory note except for (i) indebtedness under the senior note (ii) indebtedness collateralized or secured under the line of credit and (iii) indebtedness for similar types of warehouse lines of credit. The promissory note had interest expense of $6.1 million and $3.5 million for the nine months ended September 30, 1999 and 1998.

WFS also has a line of credit extended by the Bank permitting the Company us to draw up to $1.3 billion at September 30, 1999 on as needed to be used in its operations. WFS does not pay a commitment fee for the line of credit. The line of credit terminates on December 31, 2004 although the term may be extended by WFS for additional periods up to 60 months. When secured, the line of credit carries an interest rate equal to one-month London Interbank Offer Rate ("LIBOR") plus 0.625%. When unsecured, the line of credit carries an interest rate equal to one-month LIBOR plus 1.13%. Interest on the amount outstanding under the line of credit is paid monthly, in arrears, and is calculated on the average amount outstanding that month. The Bank has the right under the line of credit to refuse to permit additional amounts to be drawn on the line of credit if, in the Bank's discretion, the amount sought to be drawn will not be used to finance the Company's purchase of contracts or other

                              WFS FINANCIAL INC AND
                                  SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

working capital requirements. There was $334 million and $555 million outstanding at September 30, 1999 and December 31, 1999. The average amount outstanding during the nine months ended September 30, 1999 was $638 million. Interest expense totaled $14.6 million and $3.3 million for the nine months ended September 30, 1999 and 1998.

NOTE 7 - NOTE PAYABLE
On September 30, 1999, the Company established a $500 million conduit facility in a private placement. The Notes are rated AAA by Standard & Poor's and Aaa by Moody's. Timely principal and interest payments on the Notes are guaranteed by an insurance policy. Interest payments are due quarterly, in arrears, calculated at a commercial paper index rate plus 30 basis points.

NOTE 8 - EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share is arrived at by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options.

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three Months Ended                     Nine Months Ended
                                                  September 30,                         September 30,
                                        -------------------------------       --------------------------------
                                            1999                1998              1999               1998
                                        ------------       ------------       ------------       -------------
                                                  (Dollars in thousands, except per share amounts)
BASIC
Net income (loss)                       $     12,712       $     (3,948)      $     36,448       $    (16,998)
Average common shares outstanding         25,737,786         25,708,611         25,721,295         25,708,611
Net income (loss) per common share      $       0.49       $      (0.15)      $       1.42       $      (0.66)

DILUTED
Net income (loss)                       $     12,712       $     (3,948)      $     36,448       $    (16,998)
Average common shares outstanding         25,737,786         25,708,611         25,721,295         25,708,611
Stock option adjustment                      143,890                               100,902
Average common shares outstanding         25,881,676         25,708,611         25,822,197         25,708,611
Net income (loss) per common share      $       0.49       $      (0.15)      $       1.41       $      (0.66)


Options to purchase 685,006 shares of common stock at a range of $9.00 to $18.00 were outstanding at September 30, 1998, but were not included in the computation of diluted earnings per share because the Company had a loss, and therefore, the effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW


The primary sources of revenue for WFS are servicing income and net interest income. Servicing income is primarily generated following the securitization of installment sales contracts and installment loans (collectively "contracts") originated by WFS and consists of: (i) contractual servicing fees, (ii) retained interest income and (iii) fee income such as late charges and documentation fees which are earned regardless of whether or not a securitization has occurred. Contractual servicing is the servicing fee contractually due from a trust for servicing contracts which have been securitized. Retained interest income is the earnings derived from the excess spread which is equal to the difference between the stated interest rate on the contracts securitized and the interest rate on the securitizations, adjusted for credit losses, administrative expenses and contractual servicing fees. Late charges, deferment fees, documentation fees and other fees are also collected on contracts serviced and are retained by WFS. Net interest income is the difference between the interest earned on contracts not sold in securitization transactions and the interest paid on the liabilities used to fund such contracts.

In addition to servicing income and net interest income, gain on sale of contracts is also a source of revenue. WFS computes a gain on sale with respect to contracts securitized based on the present value of the estimated future retained interest earnings to be received from such contracts using a market discount rate. In order to determine the gain on sale, WFS also considers prepaid dealer commissions, issuance costs and the effect of hedging activities. Retained interest in securitized asset ("RISA") is capitalized upon securitization of contracts and represents the present value of the estimated future earnings to be received by WFS from the excess spread created in securitization transactions and is amortized against servicing income over the life of the contracts.

WFS originated $906 million and $2.5 billion of contracts for the three and nine months ended September 30, 1999 compared with $700 million and $2.0 billion of contracts for the same period in 1998. This represents a 29.4% and 25.0% increase in production for the respective periods. WFS executed a $1.0 billion securitization transaction during the three months ended September 30, 1999. There was no securitization transaction for the same period in 1998. WFS securitized $2.0 billion for the nine months ended September 30, 1999 compared with $1.2 billion for the same period in 1998.


                              RESULTS OF OPERATIONS

SERVICING INCOME

Total servicing income was $37.0 million and $106 million for the three and nine months ended September 30, 1999 compared with $21.3 million and $57.5 million for the same period in 1998. Servicing income increased as a result of a decline in credit loss experience and a higher level of securitized contracts.

Retained interest income represents excess spread earned on securitized loans less any losses not absorbed by the off balance sheet allowance for losses. Retained interest income is dependent upon the average excess spread on the contracts sold and the size of the serviced portfolio. Retained interest income increased during the three and nine months ended September 30, 1999 compared with the same period in 1998 due to a decline in credit losses (which increased the amount of excess spread and reduced the amortization of the RISA as expectations of future income increased) and because of an increase in the amount of securitized contracts.

Contractual servicing income is earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. Other fee income, consisting primarily of documentation fees, late charges and deferment fees also increased as a direct result of the increase in the number of contracts originated and outstanding.

Servicing income consists of the following components:


                                       Three Months Ended         Nine Months Ended
                                        September 30,              September 30,
                                  ----------------------      ----------------------
                                    1999          1998          1999          1998
                                  --------      --------      --------      --------
                                              (Dollars in thousands)
Retained interest income          $ 12,308      $  2,658      $ 37,888      $  2,228
Contractual servicing income        12,434         9,608        34,443        27,482
Other fee income                    12,267         9,076        33,172        27,780
                                  --------      --------      --------      --------
Total servicing income            $ 37,009      $ 21,342      $105,503      $ 57,490
                                  ========      ========      ========      ========

NET INTEREST INCOME

Net interest income is the difference between the rate earned on contracts held on balance sheet and the interest costs associated with WFS' borrowings. Net interest income totaled $25.5 million and $70.5 million for the three and nine months ended September 30, 1999 compared with $18.1 million and $44.1 million for the same respective periods in 1998. The following table shows the average rate earned on contracts and the average rate paid on borrowings together with the corresponding net interest rate spread for the periods indicated.


                                          Three Months Ended     Nine Months Ended
                                             September 30,         September 30,
                                         -------------------     -----------------
                                          1999       1998        1999        1998
                                         -----       -----       -----       -----
                                                   (Dollars in thousands)
Yield on interest earning assets         14.71%      14.09%      14.51%      13.90%
Cost of borrowings                        6.19        6.81        6.13        7.47
                                         -----       -----       -----       -----
Net interest rate spread                  8.52%       7.28%       8.38%       6.43%
                                         =====       =====       =====       =====


The increase in the net interest rate spread for the three and nine months ended September 30, 1999 compared with the same periods a year earlier is the result of lower overall financing costs as WFS utilized the line of credit in order to retain contracts on its balance sheet rather than securitizing contracts, while obtaining higher yields on those contracts retained.


GAIN ON SALE OF CONTRACTS

WFS recorded a gain on sale of contracts in the third quarter of $20.3 million. The Company did not record a gain on sale of contracts in the third quarter of 1998. For the nine months ended September 30, 1999, gain on sale was $48.5 million compared with $18.9 million for the same period of 1998. Gain on sale on contracts increased compared to prior year due to the amount and timing of securitizations, and as a result of changes in the gross interest rate spread on contracts securitized, the amount of dealer participation paid, changes in credit loss assumptions, and the effect of hedging activities. Gross interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuation are reduced through hedging activities.

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

WFS believes that the allowance for credit losses is currently adequate to absorb potential losses in the on balance sheet portfolio. The provision for credit losses increased to $15.3 million and $31.3 million for the three and nine months ended September 30, 1999 compared with $2.3 million and $9.4 million for the same respective periods in 1998. The increase is the result of a higher level of contracts held on the balance sheet.

OPERATING EXPENSES

Operating expenses were $45.4 million and $130 million for the three and nine months ended September 30, 1999 compared with $39.5 million and $126 million for the same respective periods in 1998. However, operating expenses as a percentage of average serviced contracts declined 17.5 basis points to 3.6% for the third quarter of 1999 compared with 3.8% for the same period a year earlier. For the nine months ended September 30, 1999 operating expenses as a percentage of average serviced contracts declined to 3.7% compared with 4.3% for the same period a year earlier.

INCOME TAXES

WFS files federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. Other state tax returns are filed by WFS as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement that is based on the relative income or loss of each entity on a stand-alone basis. The effective tax rate for the nine months ended September 30, 1999 and 1998 was 42% .

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

The following pro-forma statements of operations present the Company's results under the assumption that the securitization transactions are treated as financings as opposed to sales. Management believes that such a presentation is an important performance measure of the Company's operations. If treated as financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the contracts in the trusts and the related financing costs are reflected over the life of the underlying pool of loans. Management refers to these pro-forma results as "portfolio based" statements of operations. Management monitors the periodic "portfolio based" earnings of the Company's serviced contract portfolio and believes these "portfolio based" statements assist in a better understanding of the Company's business.

The following tables presents the "portfolio based" statements of operations, a reconciliation to net income (loss) as reflected in the Company's consolidated statements of operations, and the "portfolio based" results as a percentage of average serviced contracts.

                         WFS FINANCIAL AND SUBSIDIARIES
                    PORTFOLIO BASED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                           ------------------------       ------------------------
                                                             1999           1998             1999          1998
                                                           ---------      ---------       ---------      ---------
                                                                             (Dollars in thousands)
Interest income                                            $ 166,675      $ 137,849       $ 467,450      $ 392,763
Interest expense                                              76,820         66,568         216,787        191,847
                                                           ---------      ---------       ---------      ---------
Net interest income                                           89,855         71,281         250,663        200,916

Provision for growth(1)                                        5,396          2,872          14,615         17,169
Net chargeoffs(2)                                             22,606         34,186          70,956         98,705
                                                           ---------      ---------       ---------      ---------
Provision for credit losses                                   28,002         37,058          85,571        115,874
                                                           ---------      ---------       ---------      ---------

Net interest income after provision for credit losses         61,853         34,223         165,092         85,042

Other income                                                  12,267          9,076          33,173         27,780
Operating expenses                                            46,964         40,638         135,114        129,715
Restructuring charge                                                          4,500                         15,000
                                                           ---------      ---------       ---------      ---------

Income (loss) before income tax (benefit)                     27,156         (1,839)         63,151        (31,893)
Income tax (benefit)(3)                                       11,457           (777)         26,615        (13,439)
                                                           =========      =========       =========      =========
Portfolio based net income (loss)                          $  15,699      $  (1,062)      $  36,536      $ (18,454)
                                                           =========      =========       =========      =========

Portfolio based net income (loss) per common share -
       Diluted                                             $    0.61      $   (0.04)      $    1.41      $   (0.72)
                                                           =========      =========       =========      =========


(1) Provision for growth represents additional allowance for credit losses the Company would set aside due to an Increase in the serviced contract portfolio.
(2)    Represents actual chargeoffs incurred during the period.
(3) Such tax effect is based upon the Company's tax rate for the respective period.

                         WFS FINANCIAL AND SUBSIDIARIES
      RECONCILIATION OF GAAP BASIS NET INCOME TO PORTFOLIO BASED NET INCOME
                                   (UNAUDITED)

                                           Three Months Ended                Nine Months Ended
                                             September 30,                   September 30,
                                       -------------------------       -------------------------
                                          1999            1998            1999           1998
                                       ---------       ---------       ---------       ---------
                                                         (Dollars in thousands)
GAAP net income (loss)                 $  12,712       $  (3,948)      $  36,448       $ (16,998)
Portfolio based adjustments:
    Gain on sales of contracts           (20,251)                        (48,506)        (18,949)
    Retained interest income             (12,308)         (2,658)        (37,888)         (2,228)
    Contractual servicing income         (12,434)         (9,608)        (34,443)        (27,482)
    Net interest income                   64,404          53,138         180,121         156,842
    Provision for growth                   7,513          (2,870)          9,005         (14,737)
    Net chargeoffs                       (20,168)        (31,897)        (63,273)        (91,748)
    Operating expenses                    (1,590)         (1,109)         (4,864)         (4,214)
                                       ---------       ---------       ---------       ---------
Total Portfolio based adjustments          5,166           4,996             152          (2,516)

Net tax effect(1)                          2,179           2,110              64          (1,060)
                                       ---------       ---------       ---------       ---------
Portfolio based net income (loss)      $  15,699       $  (1,062)      $  36,536       $ (18,454)
                                       =========       =========       =========       =========


(1) Such tax effect is based upon the Company's tax rate for the respective period.

                         WFS FINANCIAL AND SUBSIDIARIES
                           PORTFOLIO BASED YIELD TABLE
                                   (UNAUDITED)



                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30,                         September 30,
                                                         -------------------------------        --------------------------------
                                                            1999 (1)           1998 (1)           1999 (1)            1998 (1)
                                                         ------------       ------------        ------------       ------------
Interest income                                                 13.4%              13.3%               13.3%              13.3%
Interest expense                                                 6.2%               6.4%                6.1%               6.5%
                                                         ------------       ------------        ------------       ------------
  Net interest income                                            7.2%               6.9%                7.2%               6.8%
Provision for growth(2)                                          0.4%               0.3%                0.4%               0.6%
Net chargeoffs(3)                                                1.8%               3.3%                2.0%               3.3%
                                                         ------------       ------------        ------------       ------------
Provision for credit losses                                      2.2%               3.6%                2.4%               3.9%
                                                         ------------       ------------        ------------       ------------
Net interest income after provision for credit losses            5.0%               3.3%                4.8%               2.9%
Other income                                                     1.0%               0.9%                0.9%               0.9%
Operating expenses                                               3.8%               4.0%                3.9%               4.4%
Restructuring charge                                                                0.4%                                   0.5%
                                                         ------------       ------------        ------------       ------------
Income (loss) before tax (benefit)                               2.2%              (0.2%)               1.8%              (1.1%)
Income tax (benefit)(4)                                          0.9%              (0.1%)               0.8%              (0.5%)
                                                         ------------       ------------        ------------       ------------
Portfolio based net income (loss)                                1.3%              (0.1%)               1.0%              (0.6%)
                                                         ============       ============        ============       ============
Average serviced contracts                               $  4,981,641       $  4,144,618        $  4,701,213       $  3,935,742
                                                         ============       ============        ============       ============


(1) Rates are calculated by annualizing income statement amounts and dividing by average serviced contracts.

(2) Provision for growth represents additional allowance for credit losses the Company would set aside due to an increase in the serviced contract portfolio.

(3)  Represents actual chargeoffs incurred during the period.

(4) Such tax effect is based upon the Company's tax rate for the respective period.


                               FINANCIAL CONDITION

CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE

WFS holds a portfolio of contracts on balance sheet for investment that totaled $67.9 million at September 30, 1999 and $70.8 million at December 31, 1998. Contracts held for sale totaled $1.2 billion at September 30, 1999 compared with $825 million at December 31, 1998. The balance in the held for sale portfolio is largely dependent upon the timing of the origination and securitization of contracts. The increase in contracts held for sale was attributable to more contracts being held on the balance sheet as the Company utilized the liquidity sources provided by its parent company and privately placed conduit financings. The following table presents information on the volume of prime and non-prime contracts and those secured by new and used autos during the periods indicated below:

                              Three Months Ended                   Nine Months Ended
                                 September 30,                        September 30,
                         ---------------------------     ---------------------------
                           1999             1998           1999              1998
                         ----------      ----------      ----------      ----------
                                       (Dollars in thousands)
Prime contracts          $  615,471      $  490,873      $1,768,389      $1,350,819
Non-prime contracts         290,880         209,385         760,026         671,979
                         ----------      ----------      ----------      ----------
    Total volume         $  906,351      $  700,258      $2,528,415      $2,022,798
                         ==========      ==========      ==========      ==========

New vehicles             $  362,595      $  161,164      $  598,997      $  397,566
Used vehicles               543,756         539,094       1,929,418       1,625,232
                         ----------      ----------      ----------      ----------
    Total volume         $  906,351      $  700,258      $2,528,415      $2,022,798
                         ==========      ==========      ==========      ==========


AMOUNTS DUE FROM TRUSTS

The excess cash flow generated by contracts sold to trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, WFS advances additional monies to initially fund these spread accounts. These funds, as well as the excess spread, are released to WFS after the spread accounts reach a predetermined funding level. Amounts due from trusts represent funds due to WFS not yet disbursed from the spread accounts. The amounts due from trusts at September 30, 1999 were $420 million as compared with $333 million at year-end 1998. The increase in amounts due from trusts is the result of an increase in the amount of contracts securitized and was also effected by the timing of releases from the spread account.

ASSET QUALITY

Servicing income is affected by the quality of underlying contracts purchased and securitized by WFS. Servicing contracts includes payment processing, customer service, managing delinquent contracts, repossessing and selling autos, securing defaulted contracts and recovering deficiency balances.

Credit loss experience for the third quarter of 1999 declined 148 basis points to 1.8% of average serviced automobile contracts compared with 3.3% a year earlier. For the nine months ended September 30, 1999, credit loss experience was 2.0% compared with 3.3% for the same period a year earlier. Contracts 30 days or more delinquent also improved 17.5% or $27.9 million to 2.5% at September 30, 1999 compared with 3.6% at December 31, 1998.

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

The following table reflects WFS' delinquency on a total serviced contract basis.

                                            September 30, 1999              December 31, 1998
                                         ------------------------         -----------------------
                                         Number of                        Number of
                                         Contracts      Amount            Contracts      Amount
                                         ----------    ----------         ----------   ----------
                                                          (Dollars in thousands)
Contracts serviced (1)                   513,488       $5,152,194          464,257      $4,367,099
                                         =======       ==========          =======      ===========
   Period of delinquency (2)
   31-59 days                             11,283       $   90,800           13,885      $  112,208
   60-89 days                              3,482           28,879            3,966          32,100
   90 days or more                         1,419           11,220            1,768          14,441
                                         -------       ----------          -------      ----------
Total contracts delinquent                16,184       $  130,899           19,619      $  158,749
                                         =======       ==========          =======      ==========
Delinquencies as a percentage of
  number and amount of contracts
  outstanding                               3.15%            2.54%           4.23%            3.64%
                                         =======       ==========          ======       ==========


(1) Includes delinquency information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

(2) The period of delinquency is based on the number of days payments are contractually past due.

The following table sets forth information with respect to the delinquency of the Company's portfolio of contracts owned. Due to the timing of securitizations, owned delinquency statistics may, from time to time, experience wide fluctuations as a result of the amount of newly originated contracts held pending securitization.

                                                                 September 30, 1999               December 31, 1998
                                                            --------------------------          -------------------------
                                                             Number of                          Number of
                                                            Contracts         Amount            Contracts       Amount
                                                            ----------      ----------          ---------    -----------
                                                                              (Dollars in thousands)
Contracts owned                                                92,715       $1,235,374           76,474       $  875,938
                                                               ======       ==========           ======       ==========
   Period of delinquency (1)
   31-59 days                                                   6,234       $    9,620            7,579       $   12,743
   60-89 days                                                   2,044            3,186            2,442            3,622
   90 days or more                                                837            1,082            1,129            1,868
                                                               ------       ----------           ------       -----------
   Total loans delinquent                                       9,115       $   13,888           11,150       $   18,233
                                                               ======       ==========           ======       ==========
Delinquencies as a percentage of number and amount of
contracts outstanding                                            9.83%            1.12%           14.58%            2.08%
                                                               ======       ==========           ======       ==========

The following table reflects repossessed assets on a serviced contract basis.

                                                                  September 30, 1999                     December 31, 1998
                                                             --------------------------------       ---------------------------
                                                               Number of                             Number of
                                                              Contracts             Amount           Contracts      Amount
                                                             ----------            ----------       ---------     ------------
                                                                                     (Dollars in thousands)
Contracts serviced (1)                                        $ 513,488            $5,152,194       464,257       $4,367,099
                                                              =========            ==========       =======       ==========
Repossessed assets                                                  472            $    2,988         1,232       $    7,790
                                                              =========            ==========       =======       ==========
Repossessed assets as a percentage of number and amount
   of contracts outstanding                                       0.09%                0.06%         0.27%            0.18%
                                                              =========            ==========       =======       ==========


(1) Includes repossession information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS.

The following table reflects net chargeoff experience on a serviced contract basis.

                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                  September 30,
                                                          --------------------------       ----------------------------
                                                             1999            1998             1999               1998
                                                          ----------      ----------       ----------        ----------
                                                                             (Dollars in thousands)
Contracts serviced (1)                                    $5,152,194       $4,246,814       $5,152,194       $4,246,814
                                                          ==========       ==========       ==========       ==========
Average contracts serviced during period                  $4,981,641       $4,144,618       $4,701,213       $3,935,742
                                                          ==========       ==========       ==========       ==========
Gross chargeoffs of contracts during period               $   33,260       $   43,989       $  106,661       $  124,901
Recoveries of contracts charged off in prior periods          10,654            9,803           35,705           26,196
                                                          ----------      ----------       ----------        ----------
Net chargeoffs                                            $   22,606       $   34,186       $   70,956       $   98,705
                                                          ==========       ==========       ==========       ==========
Net chargeoffs as a percentage of contracts
   outstanding during period (2)                                1.82%            3.30%            2.01%            3.34%
                                                          ==========       ==========       ==========       ==========


-------------------

(1) Includes loan loss information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by WFS, and is net of unearned add-on interest.
(2) Annualized based on net chargeoffs as a percentage of average contracts outstanding during the three and nine months ended September 30, 1999 and 1998.


The following table sets forth the cumulative static pool losses for all outstanding securitized pools.

                       CUMULATIVE STATIC POOL LOSS CURVES
                              AT SEPTEMBER 30, 1999

    PERIOD        1995-4        1995-5       1996-A        1996-B       1996-C        1996-D       1997-A        1997-B       1997-C
----------- ---------- ------------- ------------ ------------- ------------ ------------- ------------ ------------- ------------
      1         0.00%         0.01%        0.00%         0.01%        0.00%         0.02%        0.00%         0.00%        0.00%
      2         0.06%         0.09%        0.06%         0.09%        0.09%         0.10%        0.08%         0.06%        0.05%
      3         0.16%         0.16%        0.17%         0.20%        0.22%         0.24%        0.20%         0.15%        0.12%
      4         0.31%         0.32%        0.29%         0.35%        0.52%         0.44%        0.36%         0.33%        0.29%
      5         0.52%         0.48%        0.48%         0.61%        0.74%         0.71%        0.62%         0.56%        0.46%
      6         0.70%         0.62%        0.63%         0.88%        0.98%         0.93%        0.85%         0.77%        0.67%
      7         0.86%         0.78%        0.81%         1.14%        1.27%         1.16%        1.12%         1.10%        0.93%
      8         1.02%         0.98%        1.08%         1.42%        1.52%         1.43%        1.45%         1.40%        1.16%
      9         1.13%         1.16%        1.35%         1.67%        1.77%         1.72%        1.70%         1.70%        1.37%
      10        1.26%         1.32%        1.63%         1.91%        1.98%         2.03%        2.02%         2.00%        1.66%
      11        1.41%         1.54%        1.87%         2.18%        2.21%         2.34%        2.32%         2.22%        1.94%
      12        1.52%         2.01%        2.06%         2.38%        2.49%         2.62%        2.61%         2.43%        2.16%
      13        1.66%         2.03%        2.28%         2.58%        2.73%         2.97%        2.92%         2.66%        2.40%
      14        1.86%         2.25%        2.47%         2.79%        2.99%         3.27%        3.14%         2.91%        2.65%
      15        2.07%         2.41%        2.63%         2.95%        3.21%         3.53%        3.30%         3.15%        2.90%
      16        2.26%         2.59%        2.79%         3.14%        3.47%         3.79%        3.55%         3.47%        3.15%
      17        2.47%         2.77%        2.97%         3.38%        3.70%         4.02%        3.77%         3.77%        3.36%
      18        2.59%         2.88%        3.12%         3.55%        3.94%         4.19%        3.94%         3.97%        3.55%
      19        2.72%         3.00%        3.31%         3.80%        4.18%         4.43%        4.21%         4.20%        3.70%
      20        2.88%         3.12%        3.49%         3.98%        4.36%         4.65%        4.40%         4.39%        3.81%
      21        2.95%         3.24%        3.63%         4.14%        4.53%         4.80%        4.59%         4.53%        3.91%
      22        3.04%         3.39%        3.80%         4.31%        4.67%         5.07%        4.81%         4.67%        4.00%
      23        3.13%         3.53%        3.95%         4.46%        4.84%         5.27%        5.00%         4.75%        4.11%
      24        3.22%         3.64%        4.10%         4.58%        5.01%         5.47%        5.14%         4.81%        4.21%
      25        3.30%         3.72%        4.22%         4.74%        5.17%         5.65%        5.24%         4.88%        4.30%
      26        3.37%         3.83%        4.33%         4.87%        5.34%         5.80%        5.33%         4.94%
      27        3.47%         3.95%        4.41%         4.98%        5.50%         5.91%        5.39%         5.04%
      28        3.50%         4.08%        4.51%         5.11%        5.67%         5.98%        5.44%         5.11%
      29        3.58%         4.16%        4.60%         5.21%        5.78%         6.06%        5.50%
      30        3.65%         4.25%        4.70%         5.31%        5.89%         6.12%        5.56%
      31        3.75%         4.31%        4.79%         5.42%        5.98%         6.17%        5.64%
      32        3.80%         4.35%        4.85%         5.50%        6.02%         6.24%
      33        3.83%         4.40%        4.91%         5.55%        6.06%         6.29%
      34        3.87%         4.46%        4.99%         5.58%        6.11%         6.34%
      35        3.91%         4.54%        5.03%         5.60%        6.14%
      36        3.94%         4.58%        5.07%         5.62%        6.16%
      37        3.96%         4.61%        5.11%         5.65%        6.17%
      38        3.99%         4.64%        5.11%         5.68%
      39        4.01%         4.66%        5.12%         5.70%
      40        4.04%         4.69%        5.12%         5.71%
      41        4.06%         4.69%        5.13%
      42        4.07%         4.69%        5.13%
      43        4.07%         4.68%        5.13%
      44        4.07%         4.68%
      45        4.06%         4.68%
      46        4.05%         4.68%
      47        4.05%
      48        4.05%
      49        4.03%
PRIME MIX (1)     65%           64%          59%           58%          55%           51%          54%           55%          53%


                       CUMULATIVE STATIC POOL LOSS CURVES
                              AT SEPTEMBER 30, 1999

   PERIOD       1997-D       1998-A       1998-B       1998-C        1999-A       1999-B
--------------------------------------------------------------------------------------------
     1              0.00%        0.00%        0.00%         0.00%        0.00%        0.00%
     2              0.05%        0.04%        0.02%         0.04%        0.04%        0.04%
     3              0.14%        0.11%        0.08%         0.11%        0.11%        0.11%
     4              0.31%        0.25%        0.18%         0.23%        0.20%
     5              0.56%        0.44%        0.38%         0.39%        0.33%
     6              0.75%        0.66%        0.59%         0.50%        0.46%
     7              0.99%        0.95%        0.83%         0.61%        0.62%
     8              1.24%        1.23%        1.03%         0.75%        0.76%
     9              1.47%        1.50%        1.21%         0.86%
     10             1.75%        1.79%        1.40%         1.00%
     11             2.06%        2.03%        1.53%         1.17%
     12             2.35%        2.21%        1.62%
     13             2.63%        2.39%        1.74%
     14             2.86%        2.49%        1.84%
     15             3.05%        2.60%        1.96%
     16             3.19%        2.72%        2.10%
     17             3.32%        2.85%
     18             3.42%        2.98%
     19             3.50%        3.11%
     20             3.60%
     21             3.69%
     22             3.81%
   PRIME
  MIX (1)             49%          57%          67%           70%          70%          70%


(1) Represents the original percentage of prime contracts sold within each pool.



                         Capital Resources and Liquidity


WFS requires substantial capital resources to support its business. The primary cash requirements related to operating activities include (i) amounts needed to purchase contracts, (ii) dealer participation, (iii) securitization costs including spread account advances, (iv) interest advances to trusts and (v) operating WFS' business. Sources of cash available to WFS include (i) collections of principal and interest from contracts, (ii) contract securitizations, (iii) borrowings with parent and (iv) conduit financing. These sources provide the liquidity needed to fund the purchase of contracts and operate Company business.

PRINCIPAL USES OF CASH

Purchase of Contracts

The most significant cash flow requirement is for the purchase of contracts. WFS acquires these contracts through our nationwide relationship of franchised and select independent automobile dealers. Monies to acquire such contracts are sent to dealers either via an electronic funds transfer or check. For the nine months ended September 30, 1999 contracts purchased totaled $2.5 billion compared with $2.0 billion for the same period a year earlier.

Dealer Participation

Consistent with industry practice, WFS generally pays an up-front dealer participation to the originating dealer for each contract purchased. Dealer participation paid for the nine months ended September 30, 1999 was $63.9 million compared with $58.4 million for the same paid a year earlier.

Contract Securitizations

At the time a securitization transaction closes, WFS is required to advance monies to initially fund spread accounts. Additionally, these spreads accounts are required to increase beyond the initial spread account funding to predetermined levels. These spread accounts increase through receipt of excess cash flow until predetermined levels are met. The amounts due from trust represent funds due to WFS that have not yet been disbursed from the spread accounts. The amounts due from trusts at September 30, 1999, including initial advances not yet returned, was $420 million compared with $333 at December 31, 1998.

Advances Due to Servicer

As the servicer of contracts sold into securitization trusts and in accordance with servicing agreements related to such transactions, WFS periodically makes advances to the securitization trusts to provide for temporary delays in the receipt of required payments from obligors. WFS receives reimbursement of these advances through payments from the obligor on the contracts or from the trustee at the time a contract liquidates from excess spread held in spread accounts.

Operating WFS Business

WFS business requires substantial cash to run its operations. The largest operating expenditure is salaries and benefits paid to WFS associates. Other amounts include occupancy costs, costs associated with collection and repossession, telephone and data processing costs. WFS also uses substantial amounts of cash in capital expenditures for automation and new technologies to remain competitive and to become more efficient.

PRINCIPAL SOURCES OF CASH

Collections of principal and interest from contracts

The primary source of funds for WFS is the collection of principal and interest from contracts originated. As the servicer of contracts owned by the Company and for those sold into securitization trusts, WFS receives monthly principal and interest payments from borrowers. These monies are deposited into a general cash accounts and used to fund additional contracts or used in running day to day operations. For the nine months ended September 30, 1999 WFS received $2.4 billion in cash from the collections of principal and interest from contracts compared with $1.9 billion for the same period a year earlier.

Contract Securitizations

Another important source of funds is the securitization of contracts. WFS has regularly securitized contracts through underwritten public sales of securities since 1985. Although the underlying interest costs associated with securitization fluctuate, they are primarily market driven and not necessarily related to the operations of our company. WFS expects to continue to utilize securitization transactions as part of our liquidity strategy when the appropriate market conditions exist.

Borrowings from Parent

WFS' parent, the Bank, is a federally insured savings institution. It has the ability to raise significant amounts of liquidity by attracting both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. The Bank may also raise funds through issuing commercial paper, obtaining advances from the Federal Home Loan Bank, selling securities under agreements to repurchase and other borrowings.

WFS is able to utilize these liquidity sources through agreements entered into by WFS and the Bank. These include the Senior Note, Promissory Note, Line of Credit and WFS Reinvestment.

These financing arrangements that WFS has entered into with the Bank provide another source of liquidity beyond the secondary markets, thereby affording us the ability to securitize when the appropriate market conditions exist.

Conduit Financing

On September 30, 1999, WFS issued $500 million in notes to a conduit facility in a private placement through its wholly-owned subsidiary, WFS Funding, Inc. This arrangement provides us with another source of liquidity.


YEAR 2000

The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may not properly recognize a year that begins with "20" instead of the familiar "19". This problem is pervasive and complex. If not corrected, the potential impact is that date sensitive calculations would be based on erroneous data or could cause a system failure. This affects all forms of financial accounting (including interest computation, due dates, pensions, personnel benefits, investments, and legal commitments). It can also affect record keeping, such as inventory, maintenance, and file retention. Reliable information is necessary for financial institutions to conduct business.

In July 1997, the Company initiated a five-phase program to address Year 2000 related issues. These phases were awareness, assessment, remedition, validation and implementation.

The Board of Directors provides oversight and direction through the Year 2000 Committee. The Year 2000 Committee is responsible for assessing all risks, evaluating current systems, coordinating system upgrades and replacements, and building facility management and reporting Year 2000 status. The Year 2000 Committee reports monthly to Executive Management and quarterly to the Board of Directors on their Year 2000 efforts.

The Company has completed all five phases on our Year 2000 program. Nonetheless, the Company is engaged in an ongoing due diligence process that includes monitoring procedures to verify that key service providers are taking appropriate Year 2000 action.

The Company recognizes that its business and operations could be adversely affected if key service providers fail to achieve timely Year 2000 compliance. Although the Company is establishing reasonable safeguards, there is no assurance that all key service providers will adequately address their respective Year 2000 issues.

The Company has incurred direct costs of $0.4 million in 1998 and $0.8 million in 1999 and currently estimates that the Company will incur additional direct costs of approximately $0.1 million to address the Year 2000 issues. The costs incurred include conducting individual and integrated systems testing, developing contingency plans, and monitoring the Year 2000 compliance preparations of our key service providers. The estimated costs include the cost of consultants to supplement our staff and management assigned to the project. Any potential additional costs to implement contingency plans that address possible Year 2000 failures of third-party systems or the Company's systems are not included in the estimate. These estimated Year 2000 costs for 1999 have been incorporated into the Company's 1999 operating expense budget. The costs incurred in 1998 did not have a material effect on net income for 1998, and it is not expected that costs currently estimated to be in incurred in 1999 will have a material impact on net income for 1999.

This is a Year 2000 readiness disclosure, subject to the provisions of The Year 2000 Information and Readiness Disclosure Act. Please note that Year 2000 planning, assessment, renovation, validation, and implementation are iterative processes. All statements made in this document are based on the Company's reasonable belief, knowledge and investigation, and the Company believes it is taking reasonable steps to address the Year 2000 issues within its control. However, the Company makes no representation that all of its systems or those of its service providers will be Year 2000-compliant or the Year 2000 issues will not adversely affect the Company.

This document may contain forward-looking statements regarding the expectations, intentions, and estimations of, among other things, the cost of remediations, the timing of projects, the testing of systems, and plans for projections of future events. These forward-looking statements involve risks or uncertainties, and actual results may differ from anticipated results. These risks and uncertainties may involve, among other things, unanticipated problems in computer systems and applications and unexpected events or delays.


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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Company's hedging strategy includes the use of two-year Treasury securities forward agreements. Generally, these agreements are entered into by the Company in amounts that correspond to the principal amount of the originations. The market value of these forward agreements is designed to respond inversely to the market value changes of the underlying contracts. Because of this inverse relationship, WFS can effectively lock in its gross interest rate spread at the time of entering into the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts. WFS enters into these forward agreements either with the Bank or highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty.

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


                                WFS FINANCIAL INC
-------------------------------------------------------------------------------
                                  (Registrant)








Date: November 12, 1999            By: /s/ JOY SCHAEFER
                                   --------------------------------------------
                                   Joy Schaefer
                                   Vice Chairman, Chief Executive Officer


Date: November 12, 1999            By: /s/ LEE A. WHATCOTT
                                   --------------------------------------------
                                   Lee A. Whatcott
                                   Senior Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)