Form 10-K405
period 1999-12-31
WFS FINANCIAL INC
filed 2000-03-27
CIK 946343

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (949) 727-1002

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS

                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000:

                    Common Stock, No Par Value -- 75,495,362

     The number of shares outstanding of the issuer's class of common stock as of March 15, 2000:

                    Common Stock, No Par Value -- 28,422,914

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held May 23, 2000 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk...   32
Item 8.   Financial Statements and Supplementary Data.................   33
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   33

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   34
Item 11.  Executive Compensation......................................   34
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   34
Item 13.  Certain Relationships and Related Transactions..............   34

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   34

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are one of the nation's largest independent automobile finance companies with 27 years of experience in the automobile finance industry. We originate, service and securitize new and used automobile installment contracts which are generated through our relationships with over 8,500 franchised and independent automobile dealers in 43 states. We originated $3.3 billion of automobile contracts during 1999 and serviced a portfolio of $5.4 billion at December 31, 1999.

     We provide service to dealers through our nationwide network of business development representatives. Our business development representatives provide dealers with a single contact to whom they can sell most of their automobile contracts. Unlike many of our competitors, we offer programs for both prime and non-prime borrowers. Approximately 70% of our contract originations are with borrowers who have strong credit histories, otherwise known as prime borrowers, and approximately 30% of our contracts are with borrowers who have overcome past credit difficulties, otherwise known as non-prime borrowers. We do not offer programs for borrowers who are currently experiencing or recently have experienced credit difficulties, otherwise known as sub-prime borrowers.

     We underwrite contracts through a credit approval process that is supported and controlled by a centralized, automated front-end system. This system incorporates proprietary credit scoring models and industry credit scoring models and tools, which enhance our credit analysts' ability to tailor each contract's pricing and structure to maximize risk-adjusted returns. Our underwriters earn incentives based on the profitability rather than the volume of the contracts that they purchase.

     We structure our business to minimize operating costs while providing high quality service to our dealers. Those aspects of our business that require a local market presence are performed on a decentralized basis in our 45 offices. All other operations are centralized.

     We fund our purchases of contracts with borrowings, including a $1.3 billion committed line of credit with our parent company, Western Financial Bank (the "Bank"), and through our positive operating cash flows. The line of credit is indirectly supported at the Bank by deposits which are insured by the Federal Deposit Insurance Corporation ("FDIC"). We securitize the contracts we have purchased on a regular basis. Since 1985, we have securitized over $15 billion of automobile contracts in 47 public offerings of asset-backed securities, making us the fourth largest issuer of such securities in the nation. We anticipate that we will continue to securitize contracts in transactions recorded as either secured financings or as sales.

     The following table presents a summary of our automobile contracts purchased:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
New vehicles...................................  $  796,339    $  547,898    $  417,075
Used vehicles..................................   2,543,807     2,122,798     1,868,204
                                                 ----------    ----------    ----------
          Total volume.........................  $3,340,146    $2,670,696    $2,285,279
                                                 ==========    ==========    ==========
Prime..........................................  $2,313,573    $1,808,013    $1,245,027
Non-prime......................................   1,026,573       862,683     1,040,252
                                                 ----------    ----------    ----------
          Total volume.........................  $3,340,146    $2,670,696    $2,285,279
                                                 ==========    ==========    ==========

     To improve our long-term profitability, we restructured our operations in 1998. As a result, we incurred a net loss of $16.6 million in 1998 due to higher credit losses and a $15.0 million charge related to the restructuring. The higher credit losses were due to purchasing a higher percentage of non-prime contracts during 1996 and 1997, as well as servicing disruptions created by our restructuring. As part of this restructuring, we merged our prime and non-prime operations and offices, changed our purchasing strategy to emphasize prime contracts, eliminated unprofitable dealer relationships, implemented new underwriting and servicing technology, closed 96 underperforming offices and reduced our number of employees ("associates") by approximately 20%.

     As a result of this restructuring, we have:

     - returned to profitability, realizing net income of $49.4 million in 1999;

     - increased operating cash flows from $13.6 million in 1997, to $16.4 million in 1998 and to $110 million in 1999;

     - increased contract originations from $2.3 billion in 1997, to $2.7 billion in 1998 and to $3.3 billion in 1999;

     - increased prime contract originations from 54% in 1997, to 68% in 1998 and to 69% in 1999;

     - improved the percentage of applications funded to applications received from 13% for the first quarter of 1998 to 19% for the fourth quarter of 1999;

     - lowered operating expenses as a percentage of average serviced contracts from 5.0% in 1997, to 4.1% in 1998 and to 3.6% in 1999; and

     - reduced net chargeoffs as a percentage of average serviced contracts from 3.0% in 1997 and 3.4% in 1998 to 2.1% in 1999.

THE HISTORY OF WFS

     Westcorp, our ultimate parent, was formed in 1973 as the holding company for Western Thrift and Loan Association or Western Thrift as we refer to it, a California licensed thrift and loan association founded in 1972. Western Thrift was involved in automobile finance activities from its incorporation until its merger in 1982 with what is now known as Western Financial Bank, or the Bank as we refer to it, at which time the automobile finance activities of Western Thrift were continued by the Bank. In 1988, Westcorp Financial Services, Inc. was incorporated as a wholly owned consumer finance subsidiary of the Bank to provide non-prime automobile finance services, a market not serviced by the Bank's automobile finance division.

     In 1995, the Bank transferred its automobile finance division to Westcorp Financial Services and changed its name to WFS Financial Inc. In connection with that acquisition, the Bank transferred to us all assets relating to its automobile finance division, including the contracts held on balance sheet and all interests of the Bank in the excess spread payable from outstanding securitization transactions. The Bank also transferred all of the outstanding stock of WFS Financial Auto Loans, Inc. ("WFAL") and WFS Financial Auto Loans 2, Inc. ("WFAL2"), the securitization entities of the Bank, thereby making these companies subsidiaries of WFS. In August 1995, we sold approximately 20% of our shares in a public offering.

     On February 10, 2000, we completed a follow-on offering of 2,350,000 shares of common stock at a price of $15.00 per share. On March 10, 2000, underwriters for the follow-on offering exercised their over allotment option to purchase 300,000 additional shares bringing total net proceeds raised to approximately $37.9 million. The primary purpose of the offering is to provide us with additional capital to fund growth, including increasing the amount of contracts which can be acquired and held prior to sale in the asset-backed securities market, and for other working capital needs and general corporate purposes. After the follow-on offering, the Bank owns approximately 82% of our shares.

MARKET AND COMPETITION

     We believe that the automobile finance industry is the second largest consumer finance industry in the United States with approximately $635 billion of loan and lease originations during 1999. The industry is generally segmented according to the type of car sold, new versus used, and the credit characteristics of the borrower, prime, non-prime or sub-prime. Based upon industry data we believe that during 1999, prime, non-prime and sub-prime loan originations in the United States were $341 billion, $105 billion and $86 billion, respectively. The United States captive automobile finance companies, General Motors Acceptance Corpora-tion, Ford Motor Credit Company and Chrysler Credit Corporation account for up to 30% of the automobile finance market. We believe that the balance of the market is highly fragmented and that no other market participant has greater than a 1% market share. Other market participants include the captive automobile finance companies of other manufacturers, banks, credit unions, independent automobile finance companies and other financial institutions.

     Our dealer servicing and underwriting capabilities enable us to compete effectively in the automobile finance market. Our ability to compete successfully depends largely upon our strong personal relationships with dealers and their willingness to offer to us those contracts that meet our underwriting criteria. Our relationship is fostered by the promptness with which we process and fund contracts as well as the flexibility and scope of the programs we offer. We purchase the full spectrum of prime and non-prime contracts secured by both new and used vehicles.

     The competition for contracts available within the prime and non-prime credit quality contract spectrum is more intense when the rate of automobile sales declines. Although we have experienced consistent growth for many years, we can give no assurance that we will to continue to do so. Several of our competitors have greater financial resources than we have and may have a significantly lower cost of funds. Many of these competitors also have longstanding relationships with automobile dealers and may offer dealers or their customers other forms of financing or services not provided by us. The finance company that provides floor planning for the dealer's inventory is also ordinarily one of the dealer's primary sources of financings for automobile sales. We do not currently provide financing on dealers' inventories. We must also compete with dealer interest rate subsidy programs offered by the captive automobile finance companies. However, frequently those programs are limited to certain models or to certain loan terms which may not be attractive to many new automobile purchasers. Also, these programs are rarely offered on used vehicles.

OUR BUSINESS STRATEGY

     Our business objective is to maximize long-term profitability by efficiently purchasing and servicing prime and non-prime credit quality contracts that generate strong and consistent risk-adjusted returns. We believe we will be able to achieve this objective by employing our business strategies:

     - produce measured growth in contract originations;

     - leverage technology to improve our business; and

     - effectively price contracts relative to risk.

  PRODUCE MEASURED GROWTH IN CONTRACT ORIGINATIONS

     Over the past five years, we have experienced a compounded annual growth rate in contract purchases in excess of 26%.

                            ANNUAL GROWTH RATE CHART

     We provide a high degree of personalized service to our dealership base by marketing, underwriting and purchasing contracts on a local level. Our focus is to provide each dealer superior service by providing a single source of contact to meet the dealer's prime and non-prime financing needs. We believe that the level of our service surpasses that of our competitors by making our business development representatives available any time a dealer is open, making prompt credit decisions, negotiating credit decisions within available programs by providing structural alternatives and funding promptly.

     Growth of originations will be primarily through increased dealer penetration. We intend to increase contract purchases from our current dealer base as well as develop new dealer relationships. Prior to 1995, we originated contracts in seven, primarily western, states. Subsequently, we increased our geographic penetration to 36 additional states. Although our presence is well established throughout the country, we believe that we still have opportunities to build market share, especially in those states which we entered since 1994. In addition, we have improved our dealer education and delivery systems in order to increase the ratio of contracts purchased to the amount of applications received from a dealer, thereby improving the efficiency of our dealer relationships. We are also seeking to increase contract purchases through new dealer programs targeting high volume, multiple location dealers. These programs focus on creating relationships with dealers to achieve higher contract originations and improved efficiencies. We also originate loans directly from consumers on a limited basis. Additionally, we continue to explore other distribution channels including the Internet and are piloting different dealer-centric approaches with partners in order to determine the most effective Internet strategies.

  LEVERAGE TECHNOLOGY TO IMPROVE OUR BUSINESS

     We are focused on leveraging technology to improve all aspects of our business. Over the past three years, we have implemented technology and streamlined operations to improve credit quality, enhance and manage growth and improve operating efficiency. We plan to realize additional benefits with ongoing investments in the future.

     Key technological initiatives implemented to date include our:

     - new automated front-end origination system which calculates borrower ratios, maintains lending parameters and approval limits, accepts electronic applications and directs applications to the appropriate credit analyst, all of which have reduced the cost of receiving, underwriting and funding contracts;

     - custom designed proprietary scoring models that rank order the risk of loss occurring on a particular contract;

     - new collection system platform utilizing new hardware and software to improve our ability to queue according to the level of risk, monitor collector performance and track delinquent accounts;

     - centralized and upgraded borrower services department which includes remittance processing, interactive voice response technology and direct debit services; and

     - centralized imaging system that provides for the electronic retention and retrieval of account records.

     We are currently developing behavioral scoring models to enhance both the efficiency and effectiveness of our collection processes. We are also developing a second generation data warehouse to enhance our ability to maximize our profitability by dealer, and we are developing an on-line, Internet-based credit application to further enhance our growth.

  EFFECTIVELY PRICE CONTRACTS RELATIVE TO RISK

     Quality underwriting and servicing are essential to effectively assess and price for risk and to maximize risk-adjusted returns. We rely on a combination of credit scoring models, system controlled underwriting policies and the judgment of our trained credit analysts to make risk-based credit decisions. We use credit scoring to differentiate applicants and to rank order credit risk in terms of expected default probability. Based upon this statistical assessment of credit risk, the underwriter is able to appropriately tailor contract pricing and structure.

     To achieve the return anticipated at origination, we have developed a disciplined servicing process for the early identification and cure of delinquent contracts and for loss mitigation. In addition, we provide credit and profitability incentives to our associates to make decisions consistent with our underwriting policies by offering bonuses based both on individual and office-wide performance.

OPERATIONS

  LOCATIONS

     We currently originate contracts in 43 states through 45 offices. Each office manager is accountable for the performance of contracts originated in that office throughout the life of the contracts, including acquisition, underwriting, funding and collection. We have two regional production and servicing centers located in Texas and California with functions including data entry and verification, records management, remittance processing, customer service call centers and automated-dialers. We maintain three regional bankruptcy and remarketing centers, and have a centralized asset recovery center located in California. Our corporate offices are located in Irvine, California.

  BUSINESS DEVELOPMENT

     Our marketing research staff locate geographic areas which exhibit demographic characteristics that we believe will allow us to achieve the level of originations necessary to provide us the maximum return given the costs associated with establishing an office. These characteristics include population size, number of dealers, the regulatory environment and competition. Within the geographic area, we locate our offices in sections of high dealer concentration to facilitate personal service in the local markets, including consistent buying practices, quick credit decisions, operations open seven days a week, competitive rates, a dedicated customer service staff and prompt funding. This personal service is provided by a team of experienced business development representatives with an established reputation for responsiveness and integrity that call on dealers in a consistent and professional manner. We believe that our local presence and service provide the opportunity to build strong and lasting relationships with dealers.

     The business development representatives' responsibilities include improving our relationship with existing dealers and enrolling and educating new dealers to increase the number of contracts originated. The business development representatives target selected dealers within their territory based upon volume, potential for business, financing needs of the dealers, and competitors that are doing business with such dealers. If we decide to do business with a new dealer, we perform a review process. This process includes verifying that the dealer holds a current business license and determining the length of time the dealer has been in business. Additionally, we may review current financial statements, inventory on hand and floor planning or other financing arrangements that the dealer maintains.

     We will then enter into a non-exclusive dealership agreement with the dealer. This agreement contains certain representations regarding the contracts the dealer will sell to us. Due to the non-exclusive nature of our relationship with dealers, they retain discretion to determine whether to sell contracts to us or another financial institution. The business development representative is responsible for educating the finance managers about the types of contracts that meet our underwriting standards. This education process ensures that we minimize the number of applications we receive that are outside of our underwriting guidelines, thereby increasing our efficiency and lowering our overall cost to originate contracts.

     After this relationship is established, the business development representative continues to actively monitor the relationship with the objective of maximizing the overall profitability of each dealer relationship within his or her territory. This includes ensuring that a significant number of approved applications received from a particular dealer are actually funded by us, ensuring that the type of contract received meets our underwriting standards, monitoring the risk-based pricing of contracts acquired and reviewing the actual performance of the contracts purchased. To the extent that a dealer does not meet minimum conversion ratio or lending volume standards, the dealer may be precluded from sending us applications in the future. During the past twelve months, our dealer base has declined from 11,323 to 8,722, primarily as a result of us eliminating dealers that did not meet our standards. Our increase in volume is a result of funding more contracts per those dealers that meet our standards. Business development managers within each regional business center provide direct management oversight to each business development representative. In addition, the director of sales and marketing provides oversight management to ensure that all business development managers and representatives are following overall corporate guidelines.

  UNDERWRITING AND PURCHASING OF CONTRACTS

     The underwriting process begins when an application is faxed to our centralized data entry center. Our data entry group enters the applicant information into our front-end underwriting computer system. Once the application has been entered, the computer system automatically pulls credit bureau information on the applicant which is then routed through one of our multiple proprietary credit scorecards.

     We use credit scoring to differentiate credit applicants and to rank order credit risk in terms of expected default probabilities, which enables us to tailor contract pricing and structure according to this statistical assessment of credit risk. For example, a consumer with a lower score would indicate a higher probability of default; therefore, we would structure and price the transaction to compensate for this higher default risk. Multiple scorecards are used to accommodate the full spectrum of contracts we purchase. In addition to a credit score, the system highlights certain aspects of the credit application which have historically impacted the credit worthiness of the borrowers.

     Credit analysts are responsible for properly structuring and pricing deals to meet our risked-based criteria. Credit analysts review the information, structure and price of an application and make a determination whether to approve, decline or make a counteroffer to the dealer. Each credit analyst's lending levels and approval authorities are established based on the individual's credit experience and portfolio performance, credit manager audit results and quality control review results. Higher levels of approvals are required for higher credit risk and are controlled by system driven parameters and limits. System driven controls include limits on interest rates, contract terms, contract advances, payment to income ratios, debt to income ratios, collateral values and low side overrides.

     Once adequate approval has been received, the computer system automatically sends a fax back to the dealer with our credit decision, specifying approval, denial or conditional approval based upon modification to the structure such as increase in down payment, reduction of term, or the addition of a co-signer. As part of the approval process, the system or the credit analyst may require that some of the information be verified, such as income, employment, residence or credit history of the applicant. The system increases efficiency by automatically denying approval in certain circumstances without additional underwriting being performed. These automated notices are controlled by parameters set by us consistent with our credit policy.

     If the dealer accepts the terms of the approval, the dealer is required to deliver the necessary documentation for each contract to the appropriate office. The operations group audits such documents for completeness and consistency with the application, providing final approval and funding of the contract. A direct deposit is made or a check is prepared and promptly sent to the dealer for payment. The dealer's proceeds include an up-front dealer participation paid to the dealer for consideration of the acquisition of the contract. The completed contract file is then forwarded to the appropriate records center for imaging.

     Under the direction of the Credit Pricing Committee, the Chief Credit Officer oversees credit risk management, sets underwriting policy, monitors contract pricing, tracks compliance to underwriting policies and re-underwrites select contracts. If re-underwriting statistics are unacceptable, all monthly and quarterly incentives are forfeited by the office that originated the contracts. Our internal quality control group reviews contracts on a statistical sampling basis to ensure adherence to established lending guidelines and proper documentation requirements. Credit managers within each regional business center provide direct management oversight to each credit analyst. In addition, the Chief Credit Officer provides oversight management to ensure that all credit managers and analysts are following overall corporate guidelines.

  SERVICING OF CONTRACTS

     We service all of the contracts we purchase, both those held by us and those sold in securitization transactions. The servicing process includes the routine collection and processing of payments, responding to borrower inquiries, maintaining the security interest in the vehicle, maintaining physical damage insurance coverage and repossessing and selling collateral when necessary. During the fourth quarter of 1999, we implemented a new collection system to further improve our collection processes and reduce operating expenses.

     We use monthly billing statements to serve as a reminder to borrowers as well as an early warning mechanism in the event a borrower has failed to notify us of an address change. Approximately 15 days before a borrower's payment is due, we mail the borrower a billing statement directing the borrower to mail payments to our lockbox address. Payments received in the mail or through our offices are processed by our remittance processing center using state of the art lockbox equipment. To expedite the collection process, we accept payments from borrowers through automated payment programs including PC banking, direct debits and third party payment processing services. Our customer service center uses interactive voice response technology to answer routine account questions and route calls to the appropriate service counselor.

     Our fully integrated servicing and collections system automatically forwards accounts based on estimated likelihood of default and delinquency status to our automated dialers or to our collection centers throughout the country Borrowers who are past due initially receive a call from a collector queued by our automated telephone dialing system. If the system is unable to reach a borrower within a specified number of days or if the account is beyond 21 days delinquent, the account is forwarded to a collection specialist within the office that originated the contract. This process balances the efficiency of centralized collection efforts with the effectiveness of decentralized personal collection efforts. Our systems also track delinquencies and chargeoffs, monitor the performance of our collection associates and forecast potential future delinquency. To assist in the collections process, we can access original documents through our imaging system which stores all the documents related to each contract. We limit deferments to a maximum of three over the life of the contract and rarely rewrite contracts.

     If satisfactory payment arrangements are not made, the automobile is generally repossessed within 60 to 90 days of the date of delinquency, subject to compliance with applicable law. We use independent contractors to perform repossessions. The automobile remains in our custody generally for 15 days, or longer if required by local law, to provide the obligor the opportunity to redeem the contract. If after the redemption period the delinquency is not cured, we write down the vehicle to fair value and reclassify the contract as a repossessed asset. After the redemption period expires, we prepare the automobile for sale. We sell substantially all repossessed automobiles through wholesale automobile auctions, subject to applicable law. We do not provide the financing on repossessions sold. We use regional remarketing departments to sell our repossessed vehicles. Once vehicles are sold, any remaining deficiency balances are then charged off. At December 31, 1999, the total amount of repossessed automobiles managed by us was $3.4 million or 0.06% of the total serviced contracts compared with $7.8 million or 0.18% of total serviced contracts at December 31, 1998 and $9.7 million or 0.26% of total serviced contracts at December 31, 1997.

     It is our policy to charge off an account when it becomes contractually delinquent by 120 days, even if we have not yet repossessed the vehicle. At the time that the contract is charged off, all accrued interest is also reversed. After chargeoff, we collect deficiency balances through our centralized asset recovery center. These efforts include contacting the borrower directly, seeking a deficiency judgment through a small claims court, or instituting other judicial action where necessary. In some cases, particularly where recovery is believed to be less likely, the account may be assigned to a collection agency for final resolution. We also monitor payment plans on those obligors who have filed for bankruptcy.

TRANSACTIONS WITH RELATED PARTIES

  RELATIONSHIP WITH THE BANK AND ITS CONTROLLING PARTIES

     In our opinion, the transactions described herein under the caption "Transactions with Related Parties" have been on terms no less favorable to us than could be obtained from unaffiliated parties, notwithstanding that the transactions were not negotiated at arm's length. However, the transactions were approved by our entire board of directors and the boards of directors of the Bank and Westcorp, including their respective independent directors. Furthermore, any future transactions with the Bank or affiliated persons will continue to be approved by a majority of disinterested directors of the Company. See "Supervision and Regulation".

  ADVANCES FROM PARENT

     We have three separate borrowing arrangements with our parent, Western Financial Bank. The senior note and the promissory note are longer term, unsecured debt, while the line of credit is designed to provide short-term financing for the purchase of contracts.

     The principal amount outstanding under the senior note payable to the Bank was $43.9 million at December 31, 1999. The original principal amount under the senior note payable was $125 million. The senior note provides for principal payments of $25.0 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. During 1999, we made paydowns of $66.1 million without prepayment penalties. Interest payments on the senior note are due quarterly, in arrears, calculated at the rate of 7.25% per annum. Interest expense totaled $5.4 million for the year ended December 31, 1999 and $9.0 million and $9.1 million for the years December 31, 1998 and 1997, respectively.

     We have $135 million outstanding under the terms of the promissory note payable to the Bank. The promissory note provides for principal payments of $67.5 million per year, commencing July 31, 2001 and continuing through its final maturity, July 31, 2002. Interest payments on the senior note are due quarterly, in arrears, calculated at the rate of 9.42% per annum. Interest expense totaled $9.3 million for the year ended December 31, 1999 and $4.7 million and $2.0 million for the years ended December 31, 1998 and 1997, respectively.

     Pursuant to the terms of the senior note and the promissory note, we have agreed that until the senior note and the promissory note are paid in full, we will not incur any other indebtedness which is senior to the obligations evidenced by the senior note and the promissory note except for indebtedness collateralized or secured under the line of credit described below and indebtedness for similar types of warehouse lines of credit.

     The line of credit extended by the Bank permits us to draw up to $1.3 billion. We do not pay a commitment fee for the line of credit. The line of credit terminates on December 31, 2004, although we may extend the line of credit for additional periods up to 60 months. When secured, the line of credit carries an interest rate equal to one-month LIBOR plus 62.5 basis points. When unsecured, the line of credit carries an interest rate equal to one-month LIBOR plus 112.5 basis points. Throughout 1999, the line of credit was secured. Interest on the amount outstanding under the line of credit is paid monthly, in arrears, and is calculated on the daily average amount outstanding that month. At December 31, 1999, $551 million was outstanding on the line of credit. Interest expense was $17.2 million for the year ended December 31, 1999 and $16.8 million and $6.1 million for the years ended December 31, 1998 and 1997, respectively.

  SHORT-TERM INVESTMENTS -- PARENT

     We invest our cash at the Bank under an investment agreement. The Bank pays us an interest rate equal to the Federal composite commercial paper rate on this cash. At December 31, 1999 and December 31, 1998, we held no excess cash with the Bank under the investment agreement. Interest earned totaled $0.1 million for the year ended December 31, 1999, $0.5 million for the year ended December 31, 1998 and $1.7 million for the year ended December 31, 1997, respectively.

  WFS REINVESTMENT CONTRACT

     Through a series of agreements which we, the Bank, WFAL2 and other parties have entered into, we have access to the cash flows of each of the outstanding securitization transactions, including the cash held in each spread account. We are permitted to use that cash as we determine, including in the ordinary business activities of originating contracts.

     The securitization agreements for all securitization transactions require, provided certain conditions are met, that all cash flows of the relevant trust and the associated spread accounts be invested in eligible investments. The Bank and WFAL2 have entered into a reinvestment contract in connection with each securitization transaction, which is deemed to be an eligible investment under the relevant securitization agreements.

     A limited portion of the invested funds may be used by WFAL2 and the balance may be used by the Bank. The Bank makes its portion available to us through the terms of our reinvestment contract. Under our reinvestment contract with the Bank, we receive access to all of the cash available to the Bank under each trust reinvestment contract. We are obligated to repay to the Bank an amount equal to the cash we used, when needed by the Bank, to meet its obligations under the individual trust reinvestment contracts. With the portion of the cash available to it under the individual trust reinvestment contracts, WFAL2 purchases contracts from us through the terms of sale and servicing agreements.

  TAX SHARING AGREEMENT

     We and our subsidiaries, WFAL, WFAL2, WFS Funding, Inc. ("WFSFI"), WFS Receivables Corporation ("WFSRC") and WFS Investments, Inc. ("WFSII"), are parties to a tax sharing agreement with Westcorp, the Bank and other subsidiaries of Westcorp and of the Bank, pursuant to which a consolidated federal tax return is filed for all parties to the agreement. Under the agreement, the tax due by the group is allocated to each member based upon the relative percentage of each member's taxable income to that of all members. Each member pays Westcorp its estimated share of that tax liability when otherwise due, but in no event may the amount paid exceed the amount of tax which would have been due if a member were to file a separate return. A similar process is used with respect to state income taxes for those states which permit the filing of a consolidated or combined return. Tax liabilities to states which require the filing of separate tax returns for each company are paid by each company. The term of the tax sharing agreement commenced on the first day of the consolidated return year beginning January 1, 1994 and continues in effect until the parties to the tax sharing agreement agree in writing to terminate it. See "Consolidated Financial Statements -- Note 13 -- Income Taxes".

  MANAGEMENT AGREEMENTS

     We have entered into certain management agreements with the Bank and Westcorp pursuant to which we pay our allocated portion of certain costs incurred by the Bank and Westcorp. Such costs include the cost of services or facilities of the Bank and Westcorp used by us or our subsidiaries, including our principal office facilities and certain field offices, and overhead and associate benefits pertaining to the Bank and Westcorp associates who also provide services to us or our subsidiaries. Additionally, as part of these management agreements, the Bank and Westcorp have agreed to reimburse us for similar costs incurred. The management agreements may be terminated by any party upon five days prior written notice without cause, or immediately in the event of the other party's breach of any covenant, obligation, or duty contained in the applicable management agreement or for violation of law, ordinance, statue, rule or regulation governing either party to the applicable management agreement.

     We have entered into an agreement with Westran Services Corp. ("Westran"), which is a subsidiary of Westcorp, to receive travel related services. We believe that the services rendered by Westran are reasonable and representative of what such costs would have been had we used an unaffiliated entity for such services. The total amounts paid to Westran in 1999, 1998, and 1997 were $0.1 million, $0.2 million, and $0.1 million, respectively.

     We lease office space for one of our offices from an affiliate of Mr. Ernest S. Rady, who is our Chairman of the Board of Directors as well as the Chairman of the Boards of Directors of the Bank and Westcorp. The basic annual rent is adjusted annually and includes a portion of direct operating expenses. The lease expires in 2001. We paid $0.2 million, $0.2 million, and $47.3 thousand in rent to affiliates in 1999, 1998, and 1997, respectively.

SUPERVISION AND REGULATION

  REGULATIONS APPLICABLE TO US

     We purchase automobile contracts in 43 states and are subject to both state and federal regulations. Since we are owned by the Bank, which is a federal savings association, we are regulated by the Office of Thrift Supervision, the primary federal banking agency responsible for the supervision and regulation of the Bank, as well as by the Federal Deposit Insurance Corporation, the federal banking agency which insures deposits to the Bank. We must also comply with each state's consumer finance, automobile finance, licensing and titling laws and regulations to the extent those laws and regulations are not pre-empted by OTS regulations. To ensure compliance with such laws, we consult with inhouse counsel and hire experienced outside legal counsel when appropriate. We believe that we are in compliance with OTS and FDIC regulations as well as state laws applicable to the purchase and securitization of automobile loans.

     The automobile loans we originate and service are also subject to numerous federal and state consumer protection laws. The consumer protection laws include the Federal Truth-in-Lending Act, the Federal Trade Commission Act, the Fair Credit Billing Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, the California Rees-Levering Act or other retail installment sales laws and similar state laws. Most state consumer protection laws also govern the process by which we may repossess and sell an automobile pledged as security on a defaulted automobile contract. We must follow those laws carefully in order to maximize the amount of money we can recover on a defaulted automobile contract.

     We must also comply with OTS regulations regarding ownership and operations. The Bank is permitted by OTS regulations to have operating subsidiaries and service corporation subsidiaries. We were created as an operating subsidiary of the Bank in order to: (1) enable us to sell our equity securities to third parties rather than be limited by the restrictions placed on service corporations, whose equity securities may only be sold to other savings associations located in California, the Bank's home state, and (2) enjoy the same pre-emption from state law that is granted to the Bank by OTS regulations. As an operating subsidiary, we are prohibited from engaging in any business activity that the Bank may not itself engage in. All of our business activities are activities in which the Bank is permitted to engage. Furthermore, prior to engaging in any new business activity, acquiring a business from a third party or creating a new subsidiary, we must first give notice to the OTS and the FDIC. Finally, at all times, a majority of our voting stock must be held by the Bank.

  REGULATIONS APPLICABLE TO THE BANK WHICH MAY AFFECT US

     The OTS and FDIC extensively regulate the activities of the Bank, our majority shareholder. If the Bank is unable to pay its debts and is deemed insolvent, the FDIC is required to be appointed as the Bank's conservator to manage its affairs or as the Bank's receiver to liquidate its business and to preserve its assets for payment to creditors of the Bank. If the Bank is placed in conservatorship or receivership, our assets may not be used to pay off the Bank's creditors. However, as conservator or receiver of the Bank, the FDIC would have control of the majority of the shares of our common stock and could exercise control over those shares to the same extent as the Bank prior to being placed in conservatorship or receivership. As receiver or conservator, the FDIC also would have the right to keep the Bank from making further advances to us under our line of credit with the Bank.

     As an operating subsidiary, our investments are required to be consolidated with those of the Bank for purposes of determining whether the Bank, on a consolidated basis, is in full compliance with regulations limiting certain of its activities to a percentage of its total consolidated assets. The regulations allow the Bank to invest up to 35% of its consolidated assets in consumer loans, commercial paper and qualifying corporate debt instruments; provided however, that all consumer loans in excess of 30% of the Bank's consolidated assets must be made directly to the consumer by the Bank or its subsidiaries. Thus, not more than 30% of the Bank's consolidated assets may be invested in automobile contracts purchased from new and used car dealers. Automobile contracts held by service corporation subsidiaries are not aggregated with those held by us or the Bank. For 1999, we were purchasing contracts at the average rate of $278 million per month. However, the Bank was able to remain in compliance with this regulatory limitation on its consolidated activities, as we directly securitized automobile contracts worth $2.5 billion and transferred other contracts worth $500 million to WFS Funding, Inc. for securitization by it. We intend to regularly securitize directly, and through WFS Funding, Inc. or WFS Receivables Corporation, both of which are service corporation subsidiaries, automobile contracts purchased from dealers to insure that the Bank will remain in compliance with this regulatory limitation on its consolidated activities.

     As an operating subsidiary of the Bank, we are subject to examination and supervision by the OTS to the same extent as the Bank. Following such an examination, the OTS may direct the Bank or us to take any action needed to prevent violation of any law, regulation or OTS policy, including, with respect to the Bank, disposing of all or part of its ownership of us. In addition, the OTS may, for supervisory, legal, safety or soundness reasons, limit the Bank's activities, limit the Bank's investment in us or limit our activities by directive or cease-and-desist proceedings. If the OTS were to determine that any activity of the Bank or of ours subjected either the Bank or us to sufficient risk, the OTS has the statutory authority to issue a temporary cease-and-desist order requiring the Bank or us, as the case may be, to immediately take affirmative action as described in the order. If a temporary cease-and-desist order were entered and if the OTS were not satisfied with the actions taken as required by that order, the OTS has the authority to immediately seek an order from the United States district court compelling compliance with that order. The most significant action which the FDIC, as the insurer of the Bank's deposit accounts, may take is to seek involuntary termination of the Bank's insurance of accounts. Termination of insurance, absent consent by the insured institution, requires a hearing before the FDIC, a finding of unsafe and unsound practices or condition or violation of laws, regulations, orders or agreements with the FDIC or OTS, and a judicial affirmance of the FDIC's findings. Termination of the Bank's FDIC insurance could have a serious adverse effect on us as the Bank's deposits provide a source of funding for our activities. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Principal Sources of Cash -- Borrowings from Parent" and
"Business -- Transactions with Related Parties." We are not aware of any actions the Bank or we have taken or are planning to take which we believe the OTS would find to be unsafe or unsound or give rise to any action by the OTS or FDIC.

  REGULATIONS APPLICABLE TO WESTCORP WHICH MAY AFFECT US

     The Bank is wholly owned by Westcorp. As a result, Westcorp is a savings and loan holding company, and therefore, Westcorp and its relationship with its subsidiaries, including us, is extensively regulated under federal laws.

     The OTS has broad statutory powers to regulate savings and loan holding companies. Pursuant to such powers, if the OTS determines that there is reasonable cause to believe that the continuation by Westcorp of any particular activity creates a serious risk to the financial safety, soundness or stability of the Bank, the OTS may:

     - limit the payment of dividends by the Bank;

     - limit transactions between the Bank, Westcorp and other companies which Westcorp owns or controls; and

     - limit any activities of Westcorp that might create a serious risk that the Bank or companies owned by the Bank, such as ourselves, may be required to pay for the liabilities of Westcorp and/or any other companies over which Westcorp exerts control.

     As subsidiaries of Westcorp, the Bank and we are limited in the type of activities and investments we may participate in if the investment and/or activity involves a company which Westcorp controls and which is not the Bank or a subsidiary of the Bank. The transactions with these controlled companies which are subject to limitations based on the Bank's capital are:

     - loans or extensions of credit to a controlled company;

     - the purchase of or investment in securities issued by a controlled company;

     - the purchase of certain assets from a controlled company;

     - the acceptance of securities issued by a controlled company as security for a loan or extension of credit to any person; or

     - the issuance of a guarantee, acceptance or letter of credit on behalf of a controlled company.

     In addition, while the OTS has not adopted regulations requiring consolidated or unconsolidated capital levels for savings and loan holding companies generally, it has exercised its power to do so by requiring increased or specific capital levels on a case-by-case basis following examinations or in connection with particular applications. The OTS has not required Westcorp to increase or to maintain specific levels of capital.

     Furthermore, transactions between the Bank or its subsidiaries, including ourselves, and a company controlled by Westcorp must be on terms at least as favorable to the Bank or its subsidiary, including ourselves, as transactions with companies not under Westcorp's control. We and the Bank are also prohibited from making a loan or extending credit to a company under the control of Westcorp, which also includes, under most circumstances, a purchase of assets from a Westcorp controlled company that is subject to the controlled company's agreement to repurchase those assets, unless the controlled company engages only in activities permitted to bank holding companies under Section 4(c) of the Bank Holding Company Act. The Bank and its subsidiaries, including us, are also prohibited from purchasing or investing in the securities of a controlled company.

     The OTS regulations limiting transactions between Westcorp or a controlled company and the Bank or its subsidiaries exclude transactions between the Bank and its subsidiaries from those limitations. However, the OTS regulations define certain subsidiaries of the Bank to be affiliates of the Bank and therefore subject to the requirements of the OTS regulations. At the present time, neither we nor any of our subsidiaries are within the definition of an affiliate of the Bank for purposes of the OTS regulations.

  RECENT LEGISLATION AND REGULATORY STATEMENTS

     Congress passed and the President has signed the Gramm-Leach-Bliley Act to substantially modernize how financial services are provided to the American public. The Act's most significant provisions are to permit insurance, banking and securities firms to be owned by a single owner and to prohibit savings and loan holding companies that own a single thrift, like Westcorp, from being acquired by commercial companies. However, the Act permits Westcorp to continue to engage in all business opportunities to which it had the right to engage prior to the passage of the Act. The bill does not have significant effect on the business we do. It neither encourages nor discourages other financial service companies from engaging in automobile finance. However, the Act does liberalize the activities permitted to qualifying bank holding companies, called financial holding companies, from those closely related to banking to those which are financial activities. This means that entities which previously could not own banks without ceasing nonconforming activities can now acquire a bank and become a financial holding company. Thus, the Act creates the potential for well capitalized entities to enter the banking business and to provide automobile finance in competition with us. As any such entity could have become a savings and loan holding company prior to enactment of the Act and thereby entered the automobile finance business in the same manner as the Bank and ourselves, we do not anticipate that this change in the laws applicable to bank holding companies will have a significant effect upon us.

     The Act also creates additional obligations on us regarding the safeguarding of nonpublic personal information of our borrowers and creates affirmative duties to advise our borrowers as to what we do with their nonpublic personal information. Also, for customers that obtain a financial product, such as an automobile loan, for personal, family or household purposes, a financial company like us is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter, including its policies concerning the sharing of the customer's nonpublic personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties. Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or other marketing through electronic mail We do not believe that these privacy requirements will have a significant effect on us since we have historically safeguarded the personal confidential information of our borrowers as is required by other federal statutes. None of the provisions of the Act are expected to have an adverse effect on our operations or financial condition.

     The OTS, in conjunction with the other Federal banking regulatory agencies, recently issued a guidance statement regarding asset securitization activities of banks and savings associations which applies to the Bank and to us as an operating subsidiary of the Bank. The guidance statement states that reported values for retained interest assets should be reasonable, conservative and supported by objective and verifiable documentation. Furthermore, institutions engaged in asset securitization activities should ensure that sufficient capital is held to support the risks associated with those activities and that appropriate management oversight and reporting is accomplished with respect to the institution's asset securitization activities. The agencies noted that on a case-by-case basis additional capital may be required to be held by those institutions whose asset securitization activities are not in compliance with the guidance provisions, or the retained interest may be classified as loss and not permitted to be included in calculating the institution's regulatory capital. We believe that our valuation of our retained interest assets and our securitization activities as an operating subsidiary of the Bank are in compliance with the guidance provisions. As we are consolidated with the Bank for regulatory purposes, our compliance with the guidance provisions should satisfy the Bank's obligations as well. While we can give no assurance as to any regulatory action the OTS may take, we do not believe that the OTS will require the Bank to hold additional capital as a result of our asset securitization activities.

     In the guidance statement the OTS and the other Federal banking regulatory agencies noted that regulations may be proposed to remedy the problems discussed in the guidance statement. Among the items which the agencies may consider implementing is the establishment of regulatory restrictions that would limit or eliminate the amount of certain retained interest assets that may be included in determining the bank's or savings association's regulatory capital. Until the agencies actually propose any such regulations, we cannot determine whether those regulations would have any adverse effect upon our business or financial condition.

SUBSIDIARIES

  WFS FINANCIAL AUTO LOANS, INC.

     WFAL is our wholly owned, limited purpose operating subsidiary. WFAL was organized primarily for the purpose of purchasing contracts that we originate and securitizing those contracts in the asset-backed securities market. All sales to securitization trusts directly from WFAL are treated as sales for accounting purposes.

  WFS FINANCIAL AUTO LOANS 2, INC.

     WFAL2 is our wholly owned, limited purpose operating subsidiary. WFAL2 purchases contracts from us that are then used as collateral for our reinvestment contract activities (See "WFS Reinvestment Contract").

  WFS INVESTMENTS, INC.

     WFSII is our wholly owned, limited purpose operating subsidiary. WFSII was incorporated for the purpose of purchasing limited ownership interests in owner trusts in connection with securitization transactions. WFSII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose.

  WFS FUNDING, INC.

     WFSFI is our wholly owned, limited purpose service corporation subsidiary. WFSFI was incorporated for the purpose of conduit financings. WFSFI completed a $500 million conduit financing transaction during 1999. The conduit facility was paid off on March 15, 2000.

  WFS RECEIVABLES CORPORATION

     WFSRC is our wholly owned, limited purpose service corporation subsidiary. WFSRC was organized for the purpose of purchasing contracts that we originate and securitizing those contracts in the asset-backed securities market. Contracts sold through WFSRC will be treated as secured financings for accounting purposes.

ASSOCIATES

     At December 31, 1999, we had 1,760 full-time and 95 part-time associates. None of our associates is represented by a collective bargaining unit or union, and we believe we have good relations with our personnel.

FORWARD-LOOKING STATEMENTS

     Included in our preceding Business section of this Form 10-K are several "forward-looking statements." Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue" or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are:

     - the level of chargeoffs, as an increase in the level of chargeoffs will decrease our earnings;

     - the ability to originate new contracts in a sufficient amount to reach our needs, as a decrease in the amount of contracts we originate will decrease our earnings;

     - decrease in the difference between the average interest rate we receive on the contracts we originate and the rate of interest we must pay to fund our cost of originating those contracts, as a decrease will reduce our earnings;

     - the continued availability of sources of funding for our operations, as a reduction in the availability of funding will reduce our ability to originate contracts;

     - the level of operating costs, as an increase in those costs will reduce our net earnings;

     - the effect of new laws, regulations and court decisions; and

     - a change in general economic conditions.

     You are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

     At December 31, 1999, we owned one property in Dallas, Texas. Additionally, we leased 70 properties at various locations in numerous states.

     Our executive offices are located at 23 Pasteur, Irvine, California and are leased from the Bank. The remaining leased properties are used as production offices. We lease space at one location from a company controlled by the Chairman of the Board of our Company. For further information see "Transactions with Related Parties."

ITEM 3. LEGAL PROCEEDINGS

     We are involved as a party in certain legal proceedings incidental to our business. We believe that the outcome of such proceedings will not have a material effect upon our business or our financial condition, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE BY QUARTER

     Our common stock has been publicly traded since August 8, 1995 on The Nasdaq Stock Market(R) under the symbol WFSI. The following table illustrates the high and low sale prices by quarter in 1999 and 1998 as reported by Nasdaq, which prices are believed to represent actual transactions:

                                                         1999               1998
                                                   ----------------    ---------------
                                                    HIGH      LOW       HIGH      LOW
                                                   ------    ------    ------    -----
First Quarter....................................  $ 8.31    $ 5.13    $14.88    $9.00
Second Quarter...................................   14.56      7.81     11.85     7.00
Third Quarter....................................   21.50     14.50      8.50     5.00
Fourth Quarter...................................   23.00     19.75      6.94     4.63

     We had approximately 775 stockholders of our common stock at March 15, 2000. The number of stockholders was determined by the number of record holders, including the number of individual participants, in security position listings.

DIVIDENDS

     We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. We are not currently under any regulatory or contractual limitations on our ability to declare or pay and dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents summary audited financial data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. Since the information in this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements contained elsewhere herein.

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      1999         1998         1997         1996         1995
                                   ----------   ----------   ----------   ----------   ----------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Net interest income..............  $   99,376   $   64,978   $   52,657   $   53,533   $   44,248
Servicing income.................     140,780       76,110      137,753      111,969       71,824
Gain on sale on contracts........      54,977       25,438       39,399       41,518       18,856
                                   ----------   ----------   ----------   ----------   ----------
          Total revenues.........     295,133      166,526      229,809      207,020      134,928
Provision for credit losses......      36,578       15,146        8,248       10,275        6,483
Operating expenses...............     173,600      165,042      167,418      130,325       77,315
Restructuring charge(1)..........                   15,000
                                   ----------   ----------   ----------   ----------   ----------
          Total expenses.........     210,178      195,188      175,666      140,600       83,798
                                   ----------   ----------   ----------   ----------   ----------
Income (loss) before income tax
  (benefit)......................      84,955      (28,662)      54,143       66,420       51,130
Income tax (benefit).............      35,580      (12,095)      22,829       27,779       20,963
                                   ----------   ----------   ----------   ----------   ----------
Net income (loss)................  $   49,375   $  (16,567)  $   31,314   $   38,641   $   30,167
                                   ==========   ==========   ==========   ==========   ==========
Net income (loss) per common
  share -- diluted(2)............  $     1.91   $    (0.64)  $     1.22   $     1.50   $     1.33
                                   ==========   ==========   ==========   ==========   ==========

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      1999         1998         1997         1996         1995
                                   ----------   ----------   ----------   ----------   ----------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Prime contract purchases.........  $2,313,573   $1,808,013   $1,245,027   $1,129,314   $  936,429
Non-prime contract purchases.....   1,026,573      862,683    1,040,252      992,375      591,220
                                   ----------   ----------   ----------   ----------   ----------
          Total contract
            purchases............  $3,340,146   $2,670,696   $2,285,279   $2,121,689   $1,527,649
Contracts securitized(3).........  $2,500,000   $1,885,000   $2,190,000   $2,090,000   $1,480,000
Operating cash flows(4)..........  $  109,589   $   16,380   $   13,567   $   22,746   $   25,636
Operating expenses as a
  percentage of average serviced
  contracts......................         3.6%         4.1%         5.0%         5.0%         4.1%
Number of states in which
  contracts were purchased.......          43           42           37           31           16
Number of dealers from which
  contracts were purchased.......       8,722       11,323       11,978        9,372        6,247
SERVICING DATA:
Contracts serviced at end of
  period.........................  $5,354,385   $4,367,099   $3,680,817   $3,046,585   $2,209,594
Average contracts serviced during
  the period.....................  $4,839,514   $4,006,185   $3,383,570   $2,627,622   $1,886,359
Contracts delinquent 60 days or
  greater as a percentage of
  amount of contracts outstanding
  at end of period(5)............        0.83%        1.07%        0.72%        0.55%        0.40%
Net chargeoffs as a percentage of
  the average amount of contracts
  outstanding during the
  period(5)......................        2.13%        3.42%        3.02%        2.30%        1.61%

                                                                 DECEMBER 31,
                                           --------------------------------------------------------
                                              1999         1998        1997       1996       1995
                                           ----------   ----------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Contracts receivable, net................  $1,459,035   $  884,825   $229,338   $231,942   $316,036
Retained interest in securitized
  assets.................................     167,277      171,230    181,177    121,597     78,045
Total assets.............................   2,130,927    1,444,340    878,160    675,572    583,588
Secured lines of credit..................   1,012,293      554,836
Notes payable -- parent..................     178,908      160,000    175,000    125,000    125,000
Total equity.............................     212,188      164,341    179,893    147,692    109,051

---------------
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview".

(2) Restated to reflect a 10% stock dividend in 1996.

(3) Information for 1999 does not include $500 million of contracts securitized in a privately placed conduit facility recorded within secured lines of credit.

(4) Operating cash flows are defined as cash flows from securitizations, net interest margin on owned loans and other fee income less dealer participation and operating costs.

(5) Includes delinquency and loss information relating to contracts that were sold, but which were originated and serviced by us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Asset Quality".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

OVERVIEW

     Our primary sources of revenue are net interest income, servicing income, and gain on sale of contracts. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. The primary components of servicing income include retained interest income on contracts sold, contractually specified servicing fees for the servicing of contracts, late charges and other miscellaneous servicing fee income.

     The following chart represents selected key events in the purchase and servicing of contracts and their respective financial statement impact:

                    EVENT                               FINANCIAL STATEMENT IMPACT
                    -----                               --------------------------
Purchase and fund contract from dealer         - Pay principal amount of contract to dealer
                                               and record contract receivable
                                               - Pay dealer participation to dealer and
                                               record dealer participation as part of
                                                 contract receivable
                                               - Establish allowance for credit losses
                                               - Fund purchase using line of credit and
                                               operating cash flows
Sell contract to a securitization trust        - Pay down line of credit with securitization
                                                 proceeds
                                               - Remove contract receivable from balance
                                                 sheet
                                               - Capitalize retained interest in securitized
                                               asset, ("RISA"), which represents the present
                                                 value of the estimated future retained
                                                 interest earnings net of credit losses and
                                                 adjusted for prepayments
                                               - Record gain on sale which is equal to the
                                               RISA less dealer participation, issuance
                                                 costs and the effect of hedging activities
                                               - Reduce the allowance for credit losses
Collect payment for on balance sheet contract  - Recognize net interest income
                                               - Reduce line of credit
                                               - Collect late charges and other fees
Collect payment for off balance sheet          - Amortize the RISA asset. Actual cash flows
  contract                                     in excess of the amortization of the RISA are
                                                 shown in our income statement as retained
                                                 interest income
                                               - Reduce the outstanding amount of the
                                               respective securitization transaction by the
                                                 amount of principal received which is paid
                                                 through to the asset-backed securities
                                                 investor
                                               - Receive contractual servicing fees, late
                                               charges and other fees
Charge off on balance sheet contract           - Reduce the allowance for credit losses
Charge off off balance sheet contract          - Reduce the actual cash flows recognized
                                               from securitization trusts thereby increasing
                                                 the amortization of the RISA

  RESTRUCTURINGS

     To improve our long-term profitability, we restructured our operations in 1998. Our restructuring had three objectives:

     - to reduce operating costs;

     - to increase contract production volume; and

     - to strengthen credit quality.

     As part of this restructuring, we merged our prime and non-prime operations and offices, providing each dealer with a single point of contact for most of our prime and non-prime financing needs while retaining separate prime and non-prime underwriters. We also centralized collection efforts into our regional business centers and standardized our operating practices. As a result of the restructuring, we closed 96 underperforming offices and reduced our number of associates by approximately 20%.

     The total pre-tax restructuring charge in 1998 for the completed plan was $15.0 million. Restructuring related costs included $1.8 million for associate severance and $13.2 million of lease termination fees and the write off of disposed assets. The restructuring charge was substantially used during 1998.

     As a result of this restructuring we:

     - returned to profitability, realizing net income of $49.4 million in 1999;

     - increased operating cash flows from $13.6 million in 1997, to $16.4 million in 1998 and to $110 million in 1999;

     - increased contract originations from $2.3 billion in 1997, to $2.7 billion in 1998 and to $3.3 billion in 1999;

     - increased prime contract originations from 54% in 1997, to 68% in 1998 and to 69% in 1999;

     - improved the percentage of applications funded to applications received from 13% for the first quarter of 1998 to 19% for the fourth quarter of 1999;

     - lowered operating expenses as a percentage of average serviced contracts from 5.0% in 1997, to 4.1% in 1998 and to 3.6% in 1999; and

     - reduced net chargeoffs as a percentage of average serviced contracts from 3.0% in 1997 and 3.4% in 1998 to 2.1% in 1999.

RESULTS OF OPERATIONS

  NET INTEREST INCOME

     Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $99.4 million in 1999 compared with $65.0 million and $52.7 million in 1998 and 1997, respectively. The increase in net interest income is the result of holding contracts on balance sheet for a longer period before securitizing and the increase in contract originations. As we sell our contracts, revenue previously recognized as net interest income will, upon securitization, be recognized as gain on sale, contractual servicing and retained interest income.

     The following table shows the average rate earned on contracts and the average rate paid on borrowings together with the corresponding net interest rate spread for the periods indicated. The average cost of borrowings represents the average combined rate of the senior note, promissory note, line of credit and conduit facility.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Yield on interest-earning assets............................  14.37%   14.37%   13.81%
Cost of borrowings..........................................   6.33     7.37     8.16
                                                              -----    -----    -----
Net interest rate spread....................................   8.04%    7.00%    5.65%
                                                              =====    =====    =====

     The increase in the net interest rate spread in 1999 compared with 1998 and 1997 was the result of lower overall financing costs as we expanded our utilization of our lines of credit in order to retain contracts on our balance sheet while obtaining higher yields on the contracts retained.

  SERVICING INCOME

     The components of servicing income were as follows:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999       1998        1997
                                                      --------    -------    --------
                                                          (DOLLARS IN THOUSANDS)
Retained interest income............................  $ 47,812    $ 1,961    $ 69,844
Contractual servicing income........................    46,847     37,180      30,803
Other fee income....................................    46,121     36,969      37,106
                                                      --------    -------    --------
          Total servicing income....................  $140,780    $76,110    $137,753
                                                      ========    =======    ========

     Total servicing income was $141 million in 1999, $76.1 million in 1998 and $138 million in 1997. The increase in servicing income in 1999 compared with 1998 is primarily the result of higher retained interest income due to lower amortization of the RISA as a result of lower credit losses. Conversely, the decline in servicing income in 1998 compared with 1997 is due primarily to higher amortization due to higher credit losses. Retained interest income is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio.

     According to the terms of each securitization transaction, contractual servicing income is earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. Other fee income consists primarily of documentation fees, late charges and deferment fees and has increased as a direct result of the increase in the number of contracts originated and outstanding. Our average serviced portfolio increased to $4.8 billion for 1999 from $4.0 billion for 1998 and $3.4 billion for 1997.

  GAIN ON SALE OF CONTRACTS

     On a regular basis, we securitize automobile contracts and retain the servicing rights. We securitized $2.5 billion, $1.9 billion and $2.2 billion in contracts for the years ended December 31, 1999, 1998 and 1997, respectively. Such transactions are either treated as sales or financings for accounting purposes. We record a gain equal to the present value of the estimated future earnings from the portfolio of contracts sold. Net interest earned on such contracts and fees earned for servicing the contract portfolios are recognized over the life of the securitization transactions as contractual servicing and retained interest income and other fee income.

     We recorded gain on sale of contracts of $55.0 million in 1999, $25.4 million in 1998 and $39.4 million in 1997. The amount of gain on sale recorded in each period is dependent upon the amount of contracts securitized, the structure of the securitization, as well as other factors including the gross interest rate spread on contracts securitized, the amount of dealer participation paid, changes in credit loss assumptions, and the effect of hedging activities. Gross interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are reduced through hedging activities.

     The following table lists each of our securitization transactions. The first issue, in 1985, was rated AA by Standard & Poor's Rating Services ("S&P"), a division of McGraw-Hill, Inc. and Aa by Moody's Investor Service, Inc. ("Moody's"). All issues since that time were rated AAA by S&P, and Aaa by Moody's, their respective highest long-term ratings. The money market securities for each applicable transaction were rated A-1+ by S&P and P-1 by Moody's, their respective highest short-term ratings. All securitization transactions prior to 1995-4 were paid in full on or before their contractual maturity dates.

                                                           REMAINING                   ORIGINAL       GROSS
                                            REMAINING     BALANCE AS A   ORIGINAL      WEIGHTED      INTEREST
                                            BALANCE AT     PERCENT OF    WEIGHTED      AVERAGE         RATE
ISSUE                         ORIGINAL     DECEMBER 31,     ORIGINAL     AVERAGE    SECURITIZATION    SPREAD
NUMBER       CLOSE DATE        BALANCE         1999         BALANCE        APR           RATE          (1)
------   ------------------  -----------   ------------   ------------   --------   --------------   --------
                                           (DOLLARS IN THOUSANDS)
1985-A   December, 1985      $   110,000   Paid in full          0%       18.50%         8.38%        10.12%
1986-A   November, 1986          191,930   Paid in full          0        14.20          6.63          7.57
1987-A   March, 1987             125,000   Paid in full          0        12.42          6.75          5.67
1987-B   July, 1987              110,000   Paid in full          0        12.68          7.80          4.88
1988-A   February, 1988          155,000   Paid in full          0        13.67          7.75          5.92
1988-B   May, 1988               100,000   Paid in full          0        14.01          8.50          5.51
1988-C   July, 1988              100,000   Paid in full          0        15.41          8.50          6.91
1988-D   October, 1988           105,000   Paid in full          0        14.95          8.85          6.10
1989-A   March, 1989              75,000   Paid in full          0        15.88         10.45          5.43
1989-B   June, 1989              100,000   Paid in full          0        15.96          9.15          6.81
1990-A   August, 1990            150,000   Paid in full          0        16.05          8.35          7.70
1990-1   November, 1990          150,000   Paid in full          0        15.56          8.50          7.06
1991-1   April, 1991             200,000   Paid in full          0        16.06          7.70          8.36
1991-2   May, 1991               200,000   Paid in full          0        15.75          7.30          8.45
1991-3   August, 1991            175,000   Paid in full          0        15.69          6.75          8.94
1991-4   December, 1991          150,000   Paid in full          0        15.53          5.63          9.90
1992-1   March, 1992             150,000   Paid in full          0        14.49          5.85          8.64
1992-2   June, 1992              165,000   Paid in full          0        14.94          5.50          9.44
1992-3   September, 1992         135,000   Paid in full          0        14.45          4.70          9.75
1993-1   March, 1993             250,000   Paid in full          0        13.90          4.45          9.45
1993-2   June, 1993              175,000   Paid in full          0        13.90          4.70          9.20
1993-3   September, 1993         187,500   Paid in full          0        13.77          4.25          9.52
1993-4   December, 1993          165,000   Paid in full          0        13.97          4.60          9.37
1994-1   March, 1994             200,000   Paid in full          0        12.90          5.10          7.80
1994-2   May, 1994               230,000   Paid in full          0        13.67          6.38          7.29
1994-3   August, 1994            200,000   Paid in full          0        14.04          6.65          7.39
1994-4   October, 1994           212,000   Paid in full          0        14.59          7.10          7.49
1995-1   January, 1995           190,000   Paid in full          0        15.58          8.05          7.53
1995-2   March, 1995             190,000   Paid in full          0        15.71          7.10          8.61
1995-3   June, 1995              300,000   Paid in full          0        16.36          6.05         10.31
1995-4   September, 1995(2)      375,000   $    15,682        4.18        15.05          6.20          8.85
1995-5   December, 1995          425,000        26,369        6.20        15.04          5.88          9.16
1996-A   March, 1996             485,000        39,665        8.18        15.35          6.13          9.22
1996-B   June, 1996              525,000        58,399       11.12        15.46          6.75          8.71
1996-C   September, 1996         535,000        76,201       14.24        15.74          6.66          9.08
1996-D   December, 1996          545,000        93,390       17.14        15.83          6.17          9.66
1997-A   March, 1997             500,000       106,378       21.28        15.43          6.60          8.83
1997-B   June, 1997              590,000       151,208       25.63        15.33          6.37          8.96
1997-C   September, 1997         600,000       189,116       31.52        15.36          6.17          9.19

                                                           REMAINING                   ORIGINAL       GROSS
                                            REMAINING     BALANCE AS A   ORIGINAL      WEIGHTED      INTEREST
                                            BALANCE AT     PERCENT OF    WEIGHTED      AVERAGE         RATE
ISSUE                         ORIGINAL     DECEMBER 31,     ORIGINAL     AVERAGE    SECURITIZATION    SPREAD
NUMBER       CLOSE DATE        BALANCE         1999         BALANCE        APR           RATE          (1)
------   ------------------  -----------   ------------   ------------   --------   --------------   --------
                                           (DOLLARS IN THOUSANDS)
1997-D   December, 1997          500,000       177,777       35.56        15.43          6.34          9.09
1998-A   March, 1998             525,000       213,970       40.76        15.19          6.01          9.18
1998-B   June, 1998              660,000       322,421       48.85        14.72          6.06          8.66
1998-C   November, 1998          700,000       431,469       61.64        14.68          5.81          8.87
1999-A   January, 1999         1,000,000       686,738       68.67        14.42          5.70          8.72
1999-B   July, 1999            1,000,000       839,092       83.91        14.62          6.36          8.26
1999-C   November, 1999          500,000       462,810       92.56        14.77          7.01          7.76
                             -----------   ------------
         Total               $14,411,430   $ 3,890,685
                             ===========   ============

---------------
(1) Represents the difference between the original weighted average annual percentage rate, or APR, and the estimated weighted average securitization rate on the closing date of the securitization transaction.

(2) The 1995-4 securitization transaction was paid in full on February 1, 2000.

  PROVISION FOR CREDIT LOSSES

     We maintain an allowance for credit losses on the contracts held on the balance sheet to cover probable losses which can be reasonably estimated. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on such contracts held on balance sheet or by the reduction of the amount of contracts held on balance sheet from securitization transactions. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet, pending sales of contracts and historical loss trends. When we sell contracts in a securitization transaction, we reduce our allowance for credit losses and factor estimated future losses into our calculation of gain on sale. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned portfolio which can be reasonably estimated. See "Note 1 -- Summary of Significant Accounting Policies" to our Consolidated Financial Statements.

     During 1999, the provision for credit losses totaled $36.6 million compared with $15.1 million and $8.2 million in 1998 and 1997, respectively. The increase in the provision for credit losses in 1999 was due primarily to an increase in contracts held on the balance sheet.

  OPERATING EXPENSES

     Total operating expenses were $174 million, $165 million and $167 million for the years ended December 31, 1999, 1998, and 1997, respectively. Operating expenses as a percentage of average serviced contracts declined to 3.6% in 1999 compared with 4.1% in 1998 and 5.0% in 1997.

     We reduced our cost of operations in 1999 as a percentage of average serviced contracts with the completion of the restructuring programs, as well as other operating efficiencies achieved during the past three years. These efficiencies include increasing the conversion ratios on contracts purchased, the automation of the loan application and underwriting systems, the centralization of data entry and verification processes, implementation of proprietary credit scorecards and electronic funds transfers for our dealers. Operating efficiencies also include the implementation of auto-dialers, the centralization and upgrade of payment processing and asset recovery processes, the upgrading of toll free lines for customer service and interactive voice response technology, direct debit for our borrowers, imaging for record retention and retrieval, and the implementation of a new collection system.

     Currently, we pay a monthly management fee to the Bank and Westcorp, which covers various administrative expenses. Additionally, the Bank and Westcorp pay fees to us for information technology and other services. The management fee is based upon the actual costs incurred and estimates of actual usage. We believe that the management fee approximates the cost to perform these services on our own behalf or to acquire them from third parties. We have the option, under the management agreements, to procure these services on our own should it be more economically beneficial for us to do so. See "Business -- Transactions with Related
Parties -- Management Agreements".

  INCOME TAXES

     We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp, the holding company parent of the Bank. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 42% for 1999, 1998 and 1997. See
"Business -- Transactions with Related Parties -- Tax Sharing Agreement".

  PRO-FORMA PORTFOLIO BASIS STATEMENTS OF OPERATIONS

     The following pro-forma statements of operations present our results under the assumption that all of our securitization transactions are treated as financings rather than as sales. We believe that such a presentation is an important performance measure of our operations. If treated as financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the contracts in the trusts and the related financing costs are reflected over the life of the underlying pool of loans. We refer to these pro-forma results as "portfolio basis" statements of operations since the contracts would have remained in our contract portfolio on balance sheet if we accounted for the transactions as financings. We monitor the periodic portfolio basis earnings of our serviced contract portfolio and believe these portfolio basis statements assist in better understanding our business.

     The following tables presents the portfolio basis statements of operations and a reconciliation to net income (loss) as reflected in our consolidated statements of operations:

                    PORTFOLIO BASIS STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                 1999       1999(1)        1998       1998(1)
                                               --------    ----------    --------    ----------
                                                            (DOLLARS IN THOUSANDS)
Interest income..............................  $642,497          13.3%   $533,222          13.3%
Interest expense.............................   300,243           6.2%    261,044           6.5%
                                               --------    ----------    --------    ----------
  Net interest income........................   342,254           7.1%    272,178           6.8%
Net chargeoffs(2)............................   102,937           2.1%    137,192           3.4%
Provision for growth(3)......................    19,190           0.4%     17,253           0.4%
                                               --------    ----------    --------    ----------
  Provision for credit losses................   122,127           2.5%    154,445           3.8%
                                               --------    ----------    --------    ----------
  Net interest income after provision for
     credit losses...........................   220,127           4.6%    117,733           3.0%
Other income.................................    46,121           1.0%     36,969           0.9%
Operating expenses...........................   180,100           3.8%    170,733           4.2%
Restructuring charge.........................                              15,000           0.4%
                                               --------    ----------    --------    ----------
  Income (loss) before income tax
     (benefit)...............................    86,148           1.8%    (31,031)         (0.7)%
Income tax (benefit)(4)......................    36,080           0.8%    (13,095)         (0.3)%
                                               --------    ----------    --------    ----------
Portfolio basis net income (loss)............  $ 50,068           1.0%   $(17,936)         (0.4)%
                                               ========    ==========    ========    ==========
Portfolio basis net income (loss) per common
  share -- diluted...........................  $   1.94                  $  (0.70)
                                               ========                  ========
Average serviced contracts...................              $4,839,514                $4,006,185
                                                           ==========                ==========

---------------
(1) Rates are calculated by dividing amounts by average serviced contracts for the respective periods.

(2) Represents actual chargeoffs incurred during the period, net of recoveries.

(3) Represents additional allowance for credit losses we would set aside due to an increase in the serviced portfolio.

(4) Such tax effect is based upon our tax rate for the respective period.

     RECONCILIATION OF GAAP BASIS NET INCOME TO PORTFOLIO BASIS NET INCOME
                                  (UNAUDITED)

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
GAAP net income (loss)......................................  $ 49,375     $(16,567)
Portfolio basis adjustments:
  Gain on sales of contracts................................   (54,977)     (25,438)
  Retained interest income..................................   (47,812)      (1,961)
  Contractual servicing income..............................   (46,847)     (37,180)
  Net interest income.......................................   242,878      207,200
  Provision for credit losses...............................   (85,549)    (139,299)
  Operating expenses........................................    (6,500)      (5,690)
                                                              --------     --------
Total portfolio basis adjustments...........................     1,193       (2,368)
Net tax effect(1)...........................................       500         (999)
                                                              --------     --------
          Portfolio basis net income........................  $ 50,068     $(17,936)
                                                              ========     ========

---------------
(1) Such tax effect is based upon our tax rate for the respective period.

FINANCIAL CONDITION

  CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE

     We held a portfolio of contracts on balance sheet for investment that totaled $71.8 million at December 31, 1999 and $70.8 million at December 31, 1998. The balance of contracts held for sale is largely dependent upon the timing of the origination and securitization of contracts. By utilizing additional liquidity sources from our parent entity, we were able to delay our securitization transactions in both the second quarter of 1999 and the third quarter of 1998 at times when the asset-backed securities market had been adversely affected by wider spreads and higher pricing. Our increase in contracts held for sale is a result of these decisions. We plan to continue to use the liquidity of our parent or our conduit facility and securitize contracts on an opportunistic basis.

  AMOUNTS DUE FROM TRUSTS

     The excess cash flow generated by contracts sold to trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, we advance additional monies to WFAL to initially fund these spread accounts. We establish a liability associated with the use of the spread account funds which is reduced as such funds reach predetermined funding levels. We are released from these obligations after the spread account reaches a predetermined funding level. Amounts due from trusts represent amounts due to us that are still under obligation to be held in the spread accounts. The amounts due from trusts at December 31, 1999 were $439 million compared with $333 million at December 31, 1998. The increase is a result of the increase in the total contracts sold and outstanding.

  RETAINED INTEREST IN SECURITIZED ASSETS ("RISA")

     RISA is capitalized upon the sale of contracts to securitization trusts. RISA represents the present value of the estimated future earnings to be received by us from the excess spread created in securitization transactions. Excess spread is calculated by taking the coupon rate of the contracts sold less the interest rate paid to the investors less contractually specified servicing, guarantor fees, credit losses and prepayments.

     Prepayment and credit loss assumptions are also utilized to estimate future excess spread. We currently use a prepayment rate of 1.6% Absolute Prepayment Model ("ABS"). Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of impairment to the value of the RISA. We determine the cumulative loss rate based upon our review of historical cumulative loss experience, collection and repossession data, estimates of the value of the underlying collateral, economic conditions and trends, the mix of prime and non-prime contracts and other information. Cumulative net credit loss assumptions utilized during 1999 and 1998 ranged from 6% to 7%. Future earnings are discounted at a rate management believes to be representative of the market at the time of securitization. Currently, we use a discount rate of 425 basis points over the two-year Treasury rate. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the contracts.

     The balance of the RISA is amortized on a monthly basis over the expected repayment life of the underlying contracts. Actual cash flows in excess of the amortization of the RISA are shown in our income statement as retained interest income. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of stockholders' equity on our consolidated statements of financial condition as accumulated other comprehensive income (loss), net of applicable taxes.

     The following table presents the activity of the RISA:

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                   ----------------------------------
                                                     1999         1998         1997
                                                   ---------    ---------    --------
                                                         (DOLLARS IN THOUSANDS)
Beginning balance................................  $ 171,230    $ 181,177    $121,597
Additions........................................    111,767       91,914     112,230
Amortization.....................................   (111,752)    (103,610)    (53,421)
Change in unrealized (loss) gain on RISA(1)......     (3,968)       1,749         771
                                                   ---------    ---------    --------
Ending balance...................................  $ 167,277    $ 171,230    $181,177
                                                   =========    =========    ========

---------------
(1) Change in unrealized (loss) gain on RISA represents the effect that current changes in interest rates have on the valuation of the RISA. Such amount will not be realized unless the RISA is sold.

     Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the contracts sold and the interest rate paid to the investors, less the contractually specified servicing fee and guarantor fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for probable future losses that can be reasonably estimated and by discounting to present value.

     The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings....................  $  410,066    $  361,209
Off balance sheet allowance for credit losses...............    (220,838)     (170,664)
Discount to present value...................................     (21,951)      (19,315)
                                                              ----------    ----------
Retained interest in securitized assets.....................  $  167,277    $  171,230
                                                              ==========    ==========
Outstanding balance of contracts sold through
  securitizations...........................................  $3,890,685    $3,491,452
Off balance sheet allowance for losses as a percent of
  contracts sold through securitizations....................        5.68%         4.89%

     We believe that the off balance sheet allowance for credit losses is currently adequate to absorb probable future losses in the sold portfolio that can be reasonably estimated.

  ASSET QUALITY

     We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances.

     At December 31, 1999, the percentage of accounts delinquent 30 days or greater was 2.84% compared with 3.64% at December 31, 1998 and 2.20% at December 31, 1997. Delinquency is calculated by us based on the contractual due date. Net chargeoffs on average contracts outstanding for the year ended December 31, 1999 were 2.13% compared with 3.42% and 3.02% at December 31, 1998 and 1997, respectively. Historically, chargeoffs and delinquencies tend to be higher in the first and fourth quarters of the year.

     The improvement in credit loss experience and delinquency is the result of improved underwriting and servicing. Stricter underwriting guidelines, the successful implementation of our multiple credit scoring models, and a greater concentration of prime automobile contracts in our portfolio have all contributed to better asset quality. Collection and recovery efforts have also improved as the effects of the disruption created by the restructuring program completed in 1998 have dissipated. See "Business -- Operations".

     The following table sets forth information with respect to the delinquency of our portfolio of contracts serviced which includes delinquency information relating to contracts which are owned by us and contracts which have been sold and securitized but are serviced by us:

                                                                  DECEMBER 31,
                                      --------------------------------------------------------------------
                                              1999                    1998                    1997
                                      ---------------------   ---------------------   --------------------
                                       AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE   AMOUNT    PERCENTAGE
                                      --------   ----------   --------   ----------   -------   ----------
                                                             (DOLLARS IN THOUSANDS)
Period of delinquency(1)
31 - 59 days........................  $107,416      2.01%     $112,208      2.57%     $54,450      1.48%
60 days or more.....................    44,610      0.83        46,541      1.07       26,414      0.72
                                      --------      ----      --------      ----      -------      ----
Total contracts and delinquencies as
  a percentage of contracts
  serviced..........................  $152,026      2.84%     $158,749      3.64%     $80,864      2.20%
                                      ========      ====      ========      ====      =======      ====

---------------
(1) The period of delinquency is based on the number of days payments are contractually past due.

     The following table sets forth information with respect to repossessions in our portfolio of serviced contracts:

                                                                DECEMBER 31,
                                  ------------------------------------------------------------------------
                                           1999                     1998                     1997
                                  ----------------------   ----------------------   ----------------------
                                  NUMBER OF                NUMBER OF                NUMBER OF
                                  CONTRACTS     AMOUNT     CONTRACTS     AMOUNT     CONTRACTS     AMOUNT
                                  ---------   ----------   ---------   ----------   ---------   ----------
                                                           (DOLLARS IN THOUSANDS)
Contracts serviced(1)...........   524,709    $5,354,385    464,257    $4,367,099    408,958    $3,680,817
                                   =======    ==========    =======    ==========    =======    ==========
Repossessed vehicles............       559    $    3,374      1,232    $    7,790      1,554    $    9,672
                                   =======    ==========    =======    ==========    =======    ==========
Repossessed vehicles as a
  percentage of number and
  amount of contracts
  outstanding...................      0.11%         0.06%      0.27%         0.18%      0.38%         0.26%

---------------
(1) Includes contracts which are owned by us and contracts which have been sold and securitized but are serviced by us.

     The following table sets forth information with respect to actual credit loss experience on our portfolio of contracts serviced:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1999         1998         1997
                                                     ----------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS)
Contracts serviced at end of period(1).............  $5,354,385   $4,367,099   $3,680,817
                                                     ==========   ==========   ==========
Average contracts serviced during period...........  $4,839,514   $4,006,185   $3,383,570
                                                     ==========   ==========   ==========
Gross chargeoffs of contracts serviced during
  period...........................................  $  150,518   $  173,422   $  136,773
Recoveries of contracts charged off in current and
  prior periods....................................      47,581       36,230       34,634
                                                     ----------   ----------   ----------
Net chargeoffs.....................................  $  102,937   $  137,192   $  102,139
                                                     ==========   ==========   ==========
Net chargeoffs as a percentage of average contracts
  outstanding during period........................        2.13%        3.42%        3.02%

---------------
(1) Includes contracts which are owned by us and contracts which have been sold and securitized but are serviced by us.

     The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:

                     CUMULATIVE STATIC POOL LOSS CURVES(1)
                              AT DECEMBER 31, 1999

                         MONTH(2)                             1995-4    1995-5    1996-A    1996-B    1996-C    1996-D    1997-A
                         --------                             ------    ------    ------    ------    ------    ------    ------
1.........................................................     0.00%     0.01%     0.00%     0.01%     0.00%     0.02%     0.00%
2.........................................................     0.06%     0.09%     0.06%     0.09%     0.09%     0.10%     0.08%
3.........................................................     0.16%     0.16%     0.17%     0.20%     0.22%     0.24%     0.20%
4.........................................................     0.31%     0.32%     0.29%     0.35%     0.52%     0.44%     0.36%
5.........................................................     0.52%     0.48%     0.48%     0.61%     0.74%     0.71%     0.62%
6.........................................................     0.70%     0.62%     0.63%     0.88%     0.98%     0.93%     0.85%
7.........................................................     0.86%     0.78%     0.81%     1.14%     1.27%     1.16%     1.12%
8.........................................................     1.02%     0.98%     1.08%     1.42%     1.52%     1.43%     1.45%
9.........................................................     1.13%     1.16%     1.35%     1.67%     1.77%     1.72%     1.70%
10........................................................     1.26%     1.32%     1.63%     1.91%     1.98%     2.03%     2.02%
11........................................................     1.41%     1.54%     1.87%     2.18%     2.21%     2.34%     2.32%
12........................................................     1.52%     2.01%     2.06%     2.38%     2.49%     2.62%     2.61%
13........................................................     1.66%     2.03%     2.28%     2.58%     2.73%     2.97%     2.92%
14........................................................     1.86%     2.25%     2.47%     2.79%     2.99%     3.27%     3.14%
15........................................................     2.07%     2.41%     2.63%     2.95%     3.21%     3.53%     3.30%
16........................................................     2.26%     2.59%     2.79%     3.14%     3.47%     3.79%     3.55%
17........................................................     2.47%     2.77%     2.97%     3.38%     3.70%     4.02%     3.77%
18........................................................     2.59%     2.88%     3.12%     3.55%     3.94%     4.19%     3.94%
19........................................................     2.72%     3.00%     3.31%     3.80%     4.18%     4.43%     4.21%
20........................................................     2.88%     3.12%     3.49%     3.98%     4.36%     4.65%     4.40%
21........................................................     2.95%     3.24%     3.63%     4.14%     4.53%     4.80%     4.59%
22........................................................     3.04%     3.39%     3.80%     4.31%     4.67%     5.07%     4.81%
23........................................................     3.13%     3.53%     3.95%     4.46%     4.84%     5.27%     5.00%
24........................................................     3.22%     3.64%     4.10%     4.58%     5.01%     5.47%     5.14%
25........................................................     3.30%     3.72%     4.22%     4.74%     5.17%     5.65%     5.24%
26........................................................     3.37%     3.83%     4.33%     4.87%     5.34%     5.80%     5.33%
27........................................................     3.47%     3.95%     4.41%     4.98%     5.50%     5.91%     5.39%
28........................................................     3.50%     4.08%     4.51%     5.11%     5.67%     5.98%     5.44%
29........................................................     3.58%     4.16%     4.60%     5.21%     5.78%     6.06%     5.50%
30........................................................     3.65%     4.25%     4.70%     5.31%     5.89%     6.12%     5.56%
31........................................................     3.75%     4.31%     4.79%     5.42%     5.98%     6.17%     5.65%
32........................................................     3.80%     4.35%     4.85%     5.50%     6.02%     6.24%     5.71%
33........................................................     3.83%     4.40%     4.91%     5.55%     6.06%     6.29%     5.79%
34........................................................     3.87%     4.46%     4.99%     5.58%     6.11%     6.34%     5.85%
35........................................................     3.91%     4.54%     5.03%     5.60%     6.14%     6.39%
36........................................................     3.94%     4.58%     5.07%     5.62%     6.16%     6.44%
37........................................................     3.96%     4.61%     5.11%     5.65%     6.17%     6.47%
38........................................................     3.99%     4.64%     5.11%     5.68%     6.22%
39........................................................     4.01%     4.66%     5.12%     5.70%     6.27%
40........................................................     4.04%     4.69%     5.12%     5.71%     6.30%
41........................................................     4.06%     4.69%     5.13%     5.74%
42........................................................     4.07%     4.69%     5.13%     5.76%
43........................................................     4.07%     4.68%     5.13%     5.77%
44........................................................     4.07%     4.68%     5.13%
45........................................................     4.06%     4.68%     5.14%
46........................................................     4.05%     4.68%     5.14%
47........................................................     4.05%     4.66%
48........................................................     4.05%     4.68%
49........................................................     4.03%     4.67%
50........................................................     4.03%
51........................................................     4.03%
52........................................................     4.04%
Prime Mix(3)..............................................       65%       64%       59%       58%       55%       51%       54%

                         MONTH(2)                           1997-B    1997-C    1997-D    1998-A    1998-B    1998-C    1999-A
                         --------                           ------    ------    ------    ------    ------    ------    ------
1.........................................................   0.00%     0.00%     0.00%     0.00%     0.00%     0.00%     0.00%
2.........................................................   0.06%     0.05%     0.05%     0.04%     0.02%     0.04%     0.04%
3.........................................................   0.15%     0.12%     0.14%     0.11%     0.08%     0.11%     0.11%
4.........................................................   0.33%     0.29%     0.31%     0.25%     0.18%     0.23%     0.20%
5.........................................................   0.56%     0.46%     0.56%     0.44%     0.38%     0.39%     0.33%
6.........................................................   0.77%     0.67%     0.75%     0.66%     0.59%     0.50%     0.46%
7.........................................................   1.10%     0.93%     0.99%     0.95%     0.83%     0.61%     0.62%
8.........................................................   1.40%     1.16%     1.24%     1.23%     1.03%     0.75%     0.76%
9.........................................................   1.70%     1.37%     1.47%     1.50%     1.21%     0.86%     0.92%
10........................................................   2.00%     1.66%     1.75%     1.79%     1.40%     1.00%     1.11%
11........................................................   2.22%     1.94%     2.06%     2.03%     1.53%     1.17%     1.30%
12........................................................   2.43%     2.16%     2.35%     2.21%     1.62%     1.32%
13........................................................   2.66%     2.40%     2.63%     2.39%     1.74%     1.48%
14........................................................   2.91%     2.65%     2.86%     2.49%     1.84%     1.66%
15........................................................   3.15%     2.90%     3.05%     2.60%     1.96%
16........................................................   3.47%     3.15%     3.19%     2.72%     2.10%
17........................................................   3.77%     3.36%     3.32%     2.85%     2.22%
18........................................................   3.97%     3.55%     3.42%     2.98%     2.40%
19........................................................   4.20%     3.70%     3.50%     3.11%     2.55%
20........................................................   4.39%     3.81%     3.60%     3.25%
21........................................................   4.53%     3.91%     3.69%     3.35%
22........................................................   4.67%     4.00%     3.81%     3.48%
23........................................................   4.75%     4.11%     3.96%
24........................................................   4.81%     4.21%     4.10%
25........................................................   4.88%     4.30%     4.23%
26........................................................   4.94%     4.44%
27........................................................   5.04%     4.56%
28........................................................   5.11%     4.66%
29........................................................   5.21%
30........................................................   5.31%
31........................................................   5.40%
32........................................................
33........................................................
34........................................................
35........................................................
36........................................................
37........................................................
38........................................................
39........................................................
40........................................................
41........................................................
42........................................................
43........................................................
44........................................................
45........................................................
46........................................................
47........................................................
48........................................................
49........................................................
50........................................................
51........................................................
52........................................................
Prime Mix(3)..............................................     55%       53%       49%       57%       67%       70%       70%

                         MONTH(2)                           1999-B    1999-C
                         --------                           ------    ------
1.........................................................   0.00%     0.00%
2.........................................................   0.04%     0.02%
3.........................................................   0.11%     0.10%
4.........................................................   0.26%
5.........................................................   0.47%
6.........................................................   0.66%
7.........................................................
8.........................................................
9.........................................................
10........................................................
11........................................................
12........................................................
13........................................................
14........................................................
15........................................................
16........................................................
17........................................................
18........................................................
19........................................................
20........................................................
21........................................................
22........................................................
23........................................................
24........................................................
25........................................................
26........................................................
27........................................................
28........................................................
29........................................................
30........................................................
31........................................................
32........................................................
33........................................................
34........................................................
35........................................................
36........................................................
37........................................................
38........................................................
39........................................................
40........................................................
41........................................................
42........................................................
43........................................................
44........................................................
45........................................................
46........................................................
47........................................................
48........................................................
49........................................................
50........................................................
51........................................................
52........................................................
Prime Mix(3)..............................................     70%       67%

---------------
(1) Cumulative static pool losses are equal to the cumulative amount of losses actually recognized up to and including a given month divided by the original principal balance of the securitization transaction.

(2) Represents the number of months since the inception of the securitization transaction.

(3) Represents the original percentage of prime contracts sold within each pool.

CAPITAL RESOURCES AND LIQUIDITY

  OVERVIEW

     We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of our consistent managed growth, favorable loss experience and efficient operations.

     In addition to our indirect statement of cash flows as presented under GAAP, we also analyze the key cash flows from our operations on a direct basis excluding certain items such as the purchase or sale of loans. The following table shows our operating cash flows:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999       1998        1997
                                                      --------    -------    --------
                                                          (DOLLARS IN THOUSANDS)
Cash flows from trust...............................  $159,564    $97,730    $108,717
Contractual servicing income........................    46,847     37,180      30,803
Net interest margin -- owned loans..................   114,092     81,798      67,021
Other fee income....................................    46,121     36,969      37,106
Less:
Dealer participation................................    83,435     72,255      62,662
Operating costs.....................................   173,600    165,042     167,418
                                                      --------    -------    --------
Operating cash flows................................  $109,589    $16,380    $ 13,567
                                                      ========    =======    ========

     Operating cash flows have improved dramatically for 1999 compared with 1998 as a result of the improving credit quality of our portfolio as well as improved operating efficiency and declining dealer participation rates.

  PRINCIPAL SOURCES OF CASH

     Collections of Principal and Interest from Contracts

     Our primary source of funds is the collection of principal and interest from contracts originated. These monies are deposited into collection accounts established in connection with each securitization transaction or into our accounts for contracts not in a securitization. Pursuant to reinvestment contracts entered into in connection with each securitization transaction, our parent entity, the Bank, and our subsidiary, WFAL2, receive access to the amounts deposited into each collection account and the amounts held in the spread accounts for each securitization transaction. The Bank and WFAL2 then make those funds available to us, in the case of the Bank pursuant to our reinvestment contract with the Bank, and in the case of WFAL2 through its purchase of contracts from us. We are then permitted to use those amounts so received in our daily operations to fund the purchase of contracts or to cover the day to day costs of our operations. Principal and interest collections totaled $3.3 billion for the year ended December 31, 1999, $2.6 billion for the year ended December 31, 1998 and $2.1 billion for the year ended December 31, 1997.

     Contract Securitizations

     Since 1985, we have securitized over $15 billion of automobile receivables in 47 public offerings making us the fourth largest issuer of such securities in the nation. For the year ended December 31, 1999, we securitized $2.5 billion, as compared to $1.9 billion securitized for the year ended December 31, 1998 and

$2.2 billion securitized for the year ended December 31, 1997. We expect to continue to use securitization transactions as part of our liquidity strategy when appropriate market conditions exist.

     Borrowings from Parent

     Our parent company is a federally insured savings institution. It has the ability to raise significant amounts of liquidity by attracting both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. The Bank may also raise funds by issuing commercial paper, obtaining advances from the Federal Home Loan Bank, selling securities under agreements to repurchase and utilizing other borrowings.

     We are able to utilize these liquidity sources through agreements entered into by our parent and us. These include the senior note, promissory note, line of credit and the WFS Reinvestment Contract. See "Business -- Transactions with Related Parties".

     These financing arrangements provide us with another source of liquidity beyond the secondary markets, thereby affording us a greater ability to choose the timing of a securitization.

     Conduit Financing

     On September 30, 1999, we securitized $500 million of contracts with notes through a conduit facility in a private placement through our wholly owned subsidiary, WFS Funding. This structure was accounted for as a secured financing and provided us with another source of liquidity. The conduit facility was paid off on March 15, 2000.

  PRINCIPAL USES OF CASH

     Purchase of Automobile Contracts

     Our most significant use of cash is for the purchase of automobile contracts. We acquire these contracts through our nationwide relationship of franchised and select independent automobile dealers. Payments for such contracts are sent to our dealers either via an electronic funds transfer or check. We purchased $3.3 billion of contracts during 1999 compared with $2.7 billion and $2.3 billion during 1998 and 1997, respectively.

     Payments of Principal and Interest on Securitized Borrowings

     Under the terms of our reinvestment contract and the conduit financing transactions, we are required to make quarterly payments of interest and principal to noteholders and certificateholders. Payment of principal and interest to noteholders and certificateholders was $2.3 billion during 1999 compared with $2.1 billion and $1.7 billion during 1998 and 1997, respectively. The increase in payments was the result of an increase in total contracts sold.

     Dealer Participation

     Consistent with industry practice, we generally pay an up-front dealer participation to the originating dealer for each contract purchased. Participation paid by us to dealers during 1999 totaled $83.4 million compared with $76.7 million and $68.0 million in 1998 and 1997, respectively. Typically, the acquisition of prime quality contracts requires a higher amount of participation paid to the dealer due to the increased level of competition for such contracts. However, despite our increasing the relative percentage of prime contracts purchased during the past two years, our yield participation with the dealer has declined to 1.0% for the fourth quarter of 1999 compared with 1.3% during the first quarter of 1998. This improvement is the result of our efforts to standardize dealer programs throughout the nation and to target dealer relationships that provide the highest level of profitability.

     Advances to Spread Accounts

     At the time a securitization transaction closes, we are required to advance monies to initially fund the spread account. Additionally, these spread accounts are required to increase beyond the initial spread account funding to predetermined levels. These spread accounts increase through receipt of excess cash flow until these predetermined levels are met. The amounts due from trust represent funds due to us that have not yet been disbursed from the spread accounts. The amounts due from trusts at December 31, 1999, including initial advances not yet returned, were $439 million compared with $333 million at December 31, 1998. See "Business -- Transactions with Related Parties -- WFS Reinvestment Contract".

     Operating Our Business

     Our largest operating expenditure is salaries and benefits paid to our associates. Other amounts include occupancy costs, costs associated with collection and repossession, telephone and data processing costs. We also use substantial amounts of cash in capital expenditures for automation and new technologies to remain competitive and to become more efficient. See "Business -- Our Business Strategy -- Leverage Technology to Improve Our Business".

EFFECT OF INFLATION AND CHANGING PRICES

     Unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant effect on our performance than the general level of inflation. See "Quantitative and Qualitative Disclosure about Market Risk".

CURRENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". This statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). These statements provide guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements of all fiscal quarters of all fiscal years beginning after June 15, 2000. These statements will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We are in the process of evaluating the effect that SFAS 133, if any, will have on our earnings and financial position.

FORWARD-LOOKING STATEMENTS

     Included in our Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K are several "forward-looking statements." Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue" or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are:

     - the level of chargeoffs, as an increase in the level of chargeoffs will decrease our earnings;

     - the ability to originate new contracts in a sufficient amount to reach our needs, as a decrease in the amount of contracts we originate will decrease our earnings;

     - a decrease in the difference between the average interest rate we receive on the contracts we originate and the rate of interest we must pay to fund our cost of originating those contracts, as a decrease will reduce our earnings;

     - the continued availability of sources of funding for our operations, as a reduction in the availability of funding will reduce our ability to originate contracts;

     - the level of operating costs, as an increase in those costs will reduce our net earnings;

     - the effect of new laws, regulations and court decisions; and

     - a change in general economic conditions.

     You are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Fluctuation in interest rates and early prepayment of our contracts are the primary market risks facing our company. The Credit and Pricing Committee is responsible for setting credit and pricing policies and for monitoring credit quality. See "Business -- Operations -- Underwriting and Purchasing of Contracts". Our Asset/Liability Committee is responsible for the management of interest rate and prepayment risks. Asset/ liability management is the process of measuring and controlling interest rate risk through matching the maturity and repricing characteristics of interest earning assets with those of interest bearing liabilities.

     The Asset/Liability Committee closely monitors interest rate and prepayment risks and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to the net present value ("NPV") of our assets and liabilities.

     The contracts originated and held by us are all fixed rate and accordingly we have exposure to changes in interest rates. Our prepayment experience on contracts has not been historically sensitive to changes in interest rates and we, therefore, believe that we are not exposed to significant prepayment risk relative to changes in interest rates.

     To protect against changes in interest rates, we hedge contracts purchased with two-year Treasury securities forward agreements until they are securitized. Generally, we enter into forward agreements in amounts that correspond to the principal amount of the contracts originated. The market value of these forward agreements is designed to respond inversely to the market value changes of the underlying contracts. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. We enter into these forward agreements either with highly rated counterparties or the Bank, which further reduces our risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. We currently hedge substantially all of our contracts pending securitization. See "Consolidated Financial Statements -- Note 15 -- Financial Instrument Agreements". We then sell such contracts to securitization trusts that in turn sell asset-backed securities to investors. By securitizing our contracts, we are able to lock in the gross interest rate spread between the yield on such contracts and the interest rate on the asset-backed securities. Gains and losses relative to these forward agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts.

     The Asset/Liability Committee monitors our hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The amount and timing of hedging transactions are determined by our senior management based upon the monitoring activities of the Asset/Liability Committee. As a result of this approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard.

     The following table provides information about our derivative financial instruments and other financial instruments used that are sensitive to changes in interest rates. For loans and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by contractual maturities as well as our historical experience of the impact of interest rate fluctuations on the prepayment of contracts.

                                                                                                                   FAIR
                                2000        2001       2002       2003       2004     THEREAFTER     TOTAL        VALUE
                             ----------   --------   --------   --------   --------   ----------   ----------   ----------
                                                                (DOLLARS IN THOUSANDS)
RATE SENSITIVE ASSETS:
Fixed interest rate
  contracts................  $  403,542   $360,940   $296,041   $242,214   $161,385    $31,595     $1,495,717   $1,617,108
  Average interest rate....       14.87%     14.90%     14.95%     15.00%     14.61%     13.04%         14.85%
RATE SENSITIVE LIABILITIES:
Fixed interest rate
  borrowings...............  $   25,000   $ 86,408   $ 67,500                                      $  178,908   $  165,190
  Average interest rate....        7.25%      8.95%      9.42%                                           8.89%
Variable interest rate
  borrowings...............  $1,012,293                                                            $1,012,293   $1,012,293
  Average interest rate....        6.39%                                                                 6.39%
RATE SENSITIVE DERIVATIVE
  FINANCIAL INSTRUMENTS:
Forward agreements in net
  receivable position......                                                                                     $   10,872

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements begin on page F-3 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Certain information required by Part III is omitted from this report, as WFS will file a definitive proxy statement (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its Annual Meeting of Stockholders to be held May 23, 2000, and the information included therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation appears under the caption "Compensation of Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management appears under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions appears under the caption "Certain Transactions Between Management and the Company or its Subsidiaries" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report:

     (1) FINANCIAL STATEMENTS

        The following consolidated financial statements and report of independent auditors for us and our subsidiaries are included in the Report commencing on page F-2.

        Report of Independent Auditors

          Consolidated Statements of Financial Condition at December 31, 1999 and 1998.

        Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997.

        Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997.

        Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.

        Notes to Consolidated Financial Statements

     (2) FINANCIAL STATEMENT SCHEDULES

        Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

     (3) EXHIBITS

    EXHIBIT
      NO.                        DESCRIPTION OF EXHIBIT
    -------                      ----------------------
     4        Specimen WFS Financial Inc Common Stock Certificate(5)
    10.1      Westcorp Incentive Stock Option Plan(2)
    10.2      Westcorp, Inc. Employee Stock Ownership and Salary Savings
              Plan(3)
    10.3      Westcorp 1991 Stock Option Plan(4)
    10.4      1985 Executive Deferral Plan(1)
    10.5      1988 Executive Deferral Plan II(1)
    10.6      1992 Executive Deferral Plan III(1)
    10.7      Transfer Agreement between WFS Financial Inc and Western
              Financial Bank, F.S.B., dated May 1, 1995(1)
    10.8      Promissory Note of WFS Financial Inc in favor of Western
              Financial Bank, F.S.B., dated May 1, 1995(1)
    10.9      Line of Credit Agreement between WFS Financial Inc and
              Western Financial Bank, dated June 15, 1999(12)
    10.9.1    Amendment No. 1, dated as of August 1, 1999, to the
              Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(12)
    10.10     Tax Sharing Agreement between WFS Financial Inc and Western
              Financial Bank, F.S.B., dated January 1, 1994(1)
    10.11     Master Reinvestment Contract between WFS Financial Inc and
              Western Financial Bank, F.S.B., dated May 1, 1995(1)
    10.12     Amendment No. 1, dated as of June 1, 1995, to the Restated
              Master Reinvestment Reimbursement Agreement(11)
    10.13     Amended and Restated Master Collateral Assignment Agreement,
              dated as of March 1, 2000
    10.14     Form of WFS Financial Inc Dealer Agreement(5)
    10.15     Form of WFS Financial Inc Loan Application(5)
    10.16     Westcorp Employee Stock Ownership and Salary Savings Plan(7)
    10.16.1   Amendment No. 1, dated as of December 1998, to Westcorp
              Employee Stock Ownership and Salary Savings Plan(12)
    10.16.2   Amendment No. 2, dated as of January 1, 1999, to Westcorp
              Employee Stock Ownership and Salary Savings Plan(12)
    10.16.3   Amendment No. 3, dated as of June 1, 1999, to Westcorp
              Employee Stock Ownership and Salary Savings Plan(12)
    10.17     Amended and Restated WFS 1996 Incentive Stock Option Plan,
              dated January 1, 1997(6)
    10.18     Promissory Note of WFS Financial Inc in favor of Western
              Financial Bank, F.S.B., dated August 1, 1997(11)
    10.18.1   Amendment No. 1, dated February 23, 1999, to the Promissory
              Note of WFS Financial Inc in favor of Western Financial
              Bank(11)
    10.18.2   Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(11)

    EXHIBIT
      NO.                        DESCRIPTION OF EXHIBIT
    -------                      ----------------------
    10.19     Investment Agreement between WFS Financial Inc and Western
              Financial Bank, F.S.B., dated January 1, 1996(11)
    10.20     Management Services Agreement between WFS Financial Inc and
              Western Financial Bank, F.S.B., dated January 1, 1997(11)
    10.21     Employment Agreement(8)(9)(10)
    21.1      Subsidiaries of WFS Financial Inc
    23.1      Consent of Independent Auditors, Ernst & Young LLP
    27        Financial Data Schedule

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

 (8) Employment Agreement dated February 27, 1998 between the registrant and Joy Schaefer (will be provided to the SEC upon request).

 (9) Employment Agreement dated February 27, 1998 between the registrant, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(10) Employment Agreement, dated November, 1998 between the registrant and Mark Olson (will be provided to the SEC upon request).

(11) Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(12) Exhibits previously filed with WFS Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amend on January 20, 2000 incorporated by reference under Exhibit Number indicated.

(b) Report on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant is has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WFS FINANCIAL INC

Dated: March 22, 2000
                                          By:       /s/ JOY SCHAEFER
                                            ------------------------------------
                                                        Joy Schaefer
                                                  Vice Chairman, Director,
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following on behalf of the registrant in the capacities and on the dates indicated.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                   /s/ ERNEST S. RADY                         Chairman of the Board      March 22, 2000
--------------------------------------------------------
                     Ernest S. Rady

                    /s/ JOY SCHAEFER                      Vice Chairman, Director, and   March 22, 2000
--------------------------------------------------------     Chief Executive Officer
                      Joy Schaefer

                  /s/ JAMES R. DOWLAN                               Director             March 22, 2000
--------------------------------------------------------
                    James R. Dowlan

                  /s/ HOWARD C. REESE                               Director             March 22, 2000
--------------------------------------------------------
                    Howard C. Reese

                 /s/ STANLEY E. FOSTER                              Director             March 22, 2000
--------------------------------------------------------
                   Stanley E. Foster

                  /s/ BERNARD E. FIPP                               Director             March 22, 2000
--------------------------------------------------------
                    Bernard E. Fipp

                  /s/ DUANE A. NELLES                               Director             March 22, 2000
--------------------------------------------------------
                    Duane A. Nelles

                  /s/ LEE A. WHATCOTT                         Senior Executive Vice      March 22, 2000
--------------------------------------------------------      President (Principal
                    Lee A. Whatcott                         Financial and Accounting
                                                          Officer) and Chief Financial
                                                                     Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                               WFS FINANCIAL INC

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORT OF INDEPENDENT AUDITORS

                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT AUDITORS..............................  F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statements of Financial Condition at December
  31, 1999 and 1998.........................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................  F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1999, 1998 and 1997......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
WFS Financial Inc

     We have audited the accompanying consolidated statements of financial condition of WFS Financial Inc and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of WFS Financial Inc's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WFS Financial Inc and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP
Los Angeles, California
January 18, 2000, except for Notes 7
  and 17 as to which the date is
  March 15, 2000

                       WFS FINANCIAL INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS,
                                                               EXCEPT SHARE AMOUNTS)
ASSETS
Cash and short-term investments.............................  $    7,120    $   15,020
Contracts receivable........................................      71,757        70,814
Contracts held for sale.....................................   1,423,960       825,257
Allowance for credit losses.................................     (36,682)      (11,246)
                                                              ----------    ----------
Contracts receivable, net...................................   1,459,035       884,825
Amounts due from trusts.....................................     439,022       332,732
Retained interest in securitized assets.....................     167,277       171,230
Premises and equipment, net.................................      38,038        26,482
Accrued interest receivable.................................      10,521         5,859
Other assets................................................       9,914         8,192
                                                              ----------    ----------
          TOTAL ASSETS......................................  $2,130,927    $1,444,340
                                                              ==========    ==========
LIABILITIES
Notes payable -- parent.....................................  $  178,908    $  160,000
Secured lines of credit.....................................   1,012,293       554,836
Amounts held on behalf of trustee...........................     687,274       528,092
Other liabilities...........................................      40,264        37,071
                                                              ----------    ----------
          TOTAL LIABILITIES.................................   1,918,739     1,279,999

SHAREHOLDERS' EQUITY
Common stock, (no par value; authorized 50,000,000 shares;
  issued and outstanding 25,771,956 shares in 1999 and
  25,708,611 in 1998).......................................      74,010        73,564
Paid-in capital.............................................       4,327         4,000
Retained earnings...........................................     134,690        85,315
Accumulated other comprehensive (loss) income, net of tax...        (839)        1,462
                                                              ----------    ----------
          TOTAL SHAREHOLDERS' EQUITY........................     212,188       164,341
                                                              ----------    ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $2,130,927    $1,444,340
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------
                                                              1999              1998              1997
                                                         --------------    --------------    --------------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
Interest income........................................    $  140,526        $   89,758        $   62,988
Interest expense.......................................        41,150            24,780            10,331
                                                           ----------        ----------        ----------
  Net interest income..................................        99,376            64,978            52,657
Servicing income.......................................       140,780            76,110           137,753
Gain on sale of contracts..............................        54,977            25,438            39,399
                                                           ----------        ----------        ----------
          TOTAL REVENUES...............................       295,133           166,526           229,809

EXPENSES:
  Provision for credit losses..........................        36,578            15,146             8,248
  Operating expenses
     Salaries and associate benefits...................       110,289            95,740            95,731
     Credit and collections............................        21,634            21,248            14,522
     Miscellaneous.....................................        41,677            48,054            57,165
                                                           ----------        ----------        ----------
          TOTAL OPERATING EXPENSES.....................       173,600           165,042           167,418
     Restructuring charge..............................                          15,000
                                                           ----------        ----------        ----------
          TOTAL EXPENSES...............................       210,178           195,188           175,666
                                                           ----------        ----------        ----------
INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)..............        84,955           (28,662)           54,143
  Income tax (benefit).................................        35,580           (12,095)           22,829
                                                           ----------        ----------        ----------
NET INCOME (LOSS)......................................    $   49,375        $  (16,567)       $   31,314
                                                           ==========        ==========        ==========

Net income (loss) per common share
  Basic................................................    $     1.92        $    (0.64)       $     1.22
                                                           ==========        ==========        ==========
  Diluted..............................................    $     1.91        $    (0.64)       $     1.22
                                                           ==========        ==========        ==========
Weighted average number of common shares outstanding
  Basic................................................    25,732,089        25,708,611        25,691,892
                                                           ==========        ==========        ==========
  Diluted..............................................    25,842,648        25,708,611        25,696,513
                                                           ==========        ==========        ==========

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                ACCUMULATED
                                                                                   OTHER
                                                                               COMPREHENSIVE
                                                COMMON    PAID-IN   RETAINED      INCOME
                                     SHARES      STOCK    CAPITAL   EARNINGS    NET OF TAX      TOTAL
                                   ----------   -------   -------   --------   -------------   --------
                                               (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at January 1, 1997.......  25,684,168   $73,124   $4,000    $ 70,568                   $147,692
  Net income.....................                                     31,314                     31,314
  Unrealized gains (losses) on
     retained interest in
     securitized assets, net of
     tax.........................                                                 $   447           447
                                                                                               --------
  Comprehensive income...........                                                                31,761
  10% Stock dividend.............      24,443       440                                             440
                                   ----------   -------   ------    --------      -------      --------
Balance at December 31, 1997.....  25,708,611    73,564    4,000     101,882          447       179,893
  Net income.....................                                    (16,567)                   (16,567)
  Unrealized gains (losses) on
     retained interest in
     securitized assets, net of
     tax(1)......................                                                   1,015         1,015
                                                                                               --------
  Comprehensive income...........                                                               (15,552)
                                   ----------   -------   ------    --------      -------      --------
Balance at December 31, 1998.....  25,708,611    73,564    4,000      85,315        1,462       164,341
  Net income.....................                                     49,375                     49,375
  Unrealized gains (losses) on
     retained interest in
     securitized assets, net of
     tax(1)......................                                                  (2,301)       (2,301)
                                                                                               --------
  Comprehensive income...........                                                                47,074
  Stock options exercised........      63,345       446      327                                    773
                                   ----------   -------   ------    --------      -------      --------
Balance at December 31, 1999.....  25,771,956   $74,010   $4,327    $134,690      $  (839)     $212,188
                                   ==========   =======   ======    ========      =======      ========

---------------
(1) The pre-tax increase in unrealized gains on retained interest in securitized assets at December 31, 1999, 1998 and 1997 was $4.0 million, $1.8 million and $0.8 million, respectively.

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1999          1998          1997
                                                          -----------   -----------   -----------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss).......................................  $    49,375   $   (16,567)  $    31,314
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
  Provision for credit losses...........................       36,578        15,146         8,248
  Depreciation..........................................        6,901         8,066         9,731
  Amortization of retained interest in securitized
     assets.............................................      111,752       103,610        53,421
  (Gain) loss on disposal of assets.....................          (77)        7,092
  (Increase) decrease in assets:
     Automobile contracts:
       Purchase of contracts............................   (3,340,146)   (2,670,696)   (2,285,279)
       Proceeds from sale of contracts..................    2,500,000     1,885,000     2,190,000
       Other change in contracts........................      229,441       115,180        89,826
     Other assets.......................................       (6,469)       (6,855)       (3,038)
  Increase in liabilities:
     Other liabilities..................................        4,858         1,724        24,984
                                                          -----------   -----------   -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.....     (407,787)     (558,300)      119,207
INVESTING ACTIVITIES
Increase in retained interest in securitized asset......     (111,767)      (91,914)     (112,230)
Increase in amounts due from trust......................     (106,290)      (37,609)     (103,654)
Purchase of premises and equipment......................      (18,376)      (20,236)      (14,233)
                                                          -----------   -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES...................     (236,433)     (149,759)     (230,117)
FINANCING ACTIVITIES
Proceeds from issuance of common stock..................          773                         440
Proceeds (payments) from notes payable -- parent........       18,908       (15,000)       50,000
Proceeds from secured lines of credit...................      457,457       554,836
Increase in amounts held on behalf of trustee...........      159,182        39,438        95,205
                                                          -----------   -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES...............      636,320       579,274       145,645
                                                          -----------   -----------   -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........       (7,900)     (128,785)       34,735
Cash and equivalents at beginning of period.............       15,020       143,805       109,070
                                                          -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............  $     7,120   $    15,020   $   143,805
                                                          ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
  Interest..............................................  $    39,067   $    23,322   $    10,746
  Income taxes..........................................       32,607                       5,397

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying consolidated financial statements include the accounts of WFS Financial Inc ("WFS") and its subsidiaries, WFS Financial Auto Loans, Inc. ("WFAL"), WFS Financial Auto Loans 2, Inc. ("WFAL2"), WFS Funding, Inc. ("WFSF") and WFS Investments, Inc. ("WFSII"). All significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts have been reclassified to conform to the 1999 presentation. After the initial public offering on August 8, 1995, WFS became a majority owned subsidiary of Western Financial Bank ("the Bank"), which is a wholly owned subsidiary of Westcorp.

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

     Nature of Operations: WFS is a consumer finance company that specializes in the purchase, securitization and service of fixed rate consumer automobile loans ("contracts"). WFS purchases contracts from franchised new and independent used car dealers on a nonrecourse basis and originates loans directly with consumers which are collectively known as contracts. WFS purchased contracts in 43 states.

     Cash and Cash Equivalents: Cash and cash equivalents includes short-term investments with the Bank. There are no material restrictions as to the withdrawal or usage of this amount.

     Allowance for Credit Losses: The allowance for credit losses is maintained at a level believed adequate by management to absorb probable losses in the on balance sheet contract portfolio that can be reasonably estimated. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past contract loss experience, current economic conditions, volume, pending contract sales, growth and composition of the contract portfolio, and other relevant factors. The allowance is increased by provisions for credit losses charged against income.

     Sales of Contracts: Contracts are originated and sold to investors with servicing rights retained by WFS. WFS does not retain any recourse with respect to the contracts securitized. As part of the sale, the trustee reimburses WFS for borrowing costs incurred between the cut-off date of the loans and the closing date of the sale.

     Gain on sale of contracts represents the present value of the estimated future earnings to be received from the excess spread created in the securitization transactions less prepaid dealer participations, issuance costs, and the effect of hedging activities. This retained interest in securitized assets ("RISA") is capitalized and amortized over the expected repayment life of the underlying contracts.

     WFS evaluates quarterly the carrying value of its RISA in light of the actual repayment experience of the underlying contracts and makes adjustments to reduce the carrying value, if appropriate. Servicing income and amortization of RISA are included in servicing income in the Consolidated Statements of Income. As servicer of these contracts, WFS holds and remits funds collected from the borrowers on behalf of the trustee pursuant to a reinvestment contract that WFS has entered into with the Bank. These amounts are reported as amounts held on behalf of trustee. WFS retains servicing rights and is entitled to servicing income. Amounts due from

                       WFS FINANCIAL INC AND SUBSIDIARIES
trusts represents servicing income earned by WFS for which WFS has not yet received repayment from the trust.

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

     The contracts purchased by the Company are fixed-rate loans. The Company bears the risk of interest rate increases during the period between the setting of the rate at which the contracts will be acquired and their sale in a securitization transaction. In order to mitigate this risk, the Company uses two-year Treasury securities forward agreements to minimize its exposure to interest rate risk during the relevant period. The fair value of these instruments may vary with changes in interest rates. Generally, these agreements are entered into by WFS in amounts which correspond to the principal amount of the securitization transactions. The market value of these forward agreements is designed to respond inversely to the market value changes of the underlying contracts. Because of this inverse relationship, WFS can effectively lock in its gross interest rate spread at the time of entering into a hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts. WFS enters into these forward agreements either with the Bank or highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. WFS hedges substantially all of its contracts pending securitization.

     Premises and Equipment: Premises and equipment are recorded at cost less accumulated depreciation and amortization and are depreciated over their estimated useful lives principally using the straight line method for financial reporting and accelerated methods for tax purposes. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

     Interest Income and Fee Income: Interest income is earned in accordance with the terms of the contracts. For pre-computed contracts, interest is earned monthly and for simple interest contracts, interest is earned daily. Interest income on certain contracts is earned using the effective yield method and classified on the balance sheet as interest receivable to the extent not collected. Other contracts use the sum of the month's digits method, which approximates the effective yield method.

     WFS defers premiums paid to dealers. The net amount is amortized as an adjustment to the related contract's yield over the contractual life of the related contract or until the contract is sold, at which time any remaining amounts are included as part of the gain on sale of contracts. Fees for other services are recorded as income when earned.

     Stock Options: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue accounting for stock-based compensation plans under APB 25 must make pro forma disclosures of net income and earnings per share as if SFAS 123 has been adopted if the fair value of the options has a material impact on earnings. WFS has continued to account for stock-based compensation plans under APB 25. The impact of applying SFAS 123 in 1999, 1998 and 1997 is immaterial to the financial statements of WFS.

                       WFS FINANCIAL INC AND SUBSIDIARIES

     Income Taxes: WFS files consolidated federal and state tax returns as part of a consolidated group that includes the Bank and Westcorp. WFS' taxes are paid in accordance with a tax sharing agreement that allocates taxes based on the relative income or loss of each entity on a stand-alone basis.

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

     WFS' financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," including short-term investments, retained interest in securitized assets and amounts held on behalf of trustee are accounted for on a historical cost basis which, due to the nature of these financial instruments, approximates fair value. The fair value for contracts receivable is based on quoted market prices of similar contracts sold in conjunction with securitization transactions, adjusted for differences in contract characteristics. The fair value of forward agreements is estimated by obtaining market quotes from brokers. The fair value of notes payable -- parent is estimated using discounted cash flow analysis based on current borrowing rates for similar instruments.

     Accounting Pronouncements: In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). This Statement defers for one year the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). These statements provide guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements of all fiscal quarters of all fiscal years beginning after June 15, 2000. These Statements will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Changes in the fair value of derivatives that are hedges will, depending on the nature of the hedges, be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of evaluating the effect that SFAS 133, if any, will have on the earnings and financial position of the Company.

NOTE 2 -- NET CONTRACTS RECEIVABLE

     WFS' contract portfolio consists of contracts purchased from automobile dealers on a non-recourse basis and contracts financed directly with the consumer. If pre-computed finance charges are added to a contract, they are added to the contract balance and carried as an offset against the contract balance as unearned discounts. Amounts paid to dealers are capitalized as dealer participation and amortized over the life of the contract.

                       WFS FINANCIAL INC AND SUBSIDIARIES

     Net contracts receivable consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
                                                              (DOLLARS IN THOUSANDS)
Consumer:
Contracts...................................................  $1,518,433    $923,953
  Unearned discounts........................................     (54,248)    (48,015)
                                                              ----------    --------
  Net contracts.............................................   1,464,185     875,938
Allowance for credit losses.................................     (36,682)    (11,246)
Dealer participation, net of deferred contract fees.........      31,532      20,133
                                                              ----------    --------
     Net contracts receivable...............................  $1,459,035    $884,825
                                                              ==========    ========

     The following table presents the changes in amounts deferred and carried as adjustments to the contract balance including deferred contract fees and dealer participation.

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of period.....................  $ 20,133    $  4,896    $  5,642
New deferrals......................................    73,573      71,964      62,662
Amortization.......................................    (3,257)     (6,128)     (4,107)
Sales..............................................   (58,917)    (50,599)    (59,301)
                                                     --------    --------    --------
Balance at end of period...........................  $ 31,532    $ 20,133    $  4,896
                                                     ========    ========    ========

     Contracts serviced by WFS for the benefit of others totaled approximately $3.9 billion at December 31, 1999 and $3.5 billion and $3.4 billion at December 31, 1998 and 1997, respectively.

NOTE 3 -- ALLOWANCE FOR CREDIT LOSSES

     Changes in the allowance for credit losses were as follows:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of period.....................  $ 11,246    $  6,787    $  7,648
Provision for credit losses........................    36,578      15,146       8,248
Charged off contracts..............................   (18,696)    (14,832)    (13,412)
Recoveries.........................................     7,554       4,145       4,303
                                                     --------    --------    --------
Balance at end of period...........................  $ 36,682    $ 11,246    $  6,787
                                                     ========    ========    ========

NOTE 4 -- RETAINED INTEREST IN SECURITIZED ASSETS

     RISA is capitalized upon the sale of contracts to securitization trusts. RISA represents the present value of the estimated future earnings to be received by us from the excess spread created in securitization transactions. Excess spread is calculated by taking the coupon rate of the contracts sold less the interest rate paid to the investors less contractually specified servicing, guarantor fees, credit losses and prepayments.

     Prepayment and credit loss assumptions are also utilized to estimate future excess spread. We currently use a prepayment rate of 1.6% Absolute Prepayment Model ("ABS"). Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of impairment to the value of the RISA. We determine the cumulative loss rate based upon our review of historical cumulative loss experience,

                       WFS FINANCIAL INC AND SUBSIDIARIES
collection and repossession data, estimates of the value of the underlying collateral, economic conditions and trends, the mix of prime and non-prime contracts and other information. Cumulative net credit loss assumptions utilized during 1999 and 1998 ranged from 6% to 7%. Future earnings are discounted at a rate management believes to be representative of the market at the time of securitization. Currently, we use a discount rate of 425 basis points over the two-year Treasury rate. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the contracts.

     The balance of the RISA is amortized on a monthly basis over the expected repayment life of the underlying contracts. Actual cash flows in excess of the amortization of the RISA are shown in our income statement as retained interest income. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of stockholders' equity on our consolidated statements of financial condition as accumulated other comprehensive income (loss), net of applicable taxes.

     The following table presents the activity of the RISA:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     1999         1998         1997
                                                   ---------    ---------    --------
                                                         (DOLLARS IN THOUSANDS)
Beginning balance................................  $ 171,230    $ 181,177    $121,597
Additions........................................    111,767       91,914     112,230
Amortization.....................................   (111,752)    (103,610)    (53,421)
Change in unrealized (loss) gain on RISA(1)......     (3,968)       1,749         771
                                                   ---------    ---------    --------
Ending balance...................................  $ 167,277    $ 171,230    $181,177
                                                   =========    =========    ========

---------------
(1) Change in unrealized (loss) gain on RISA represents the effect that current changes in interest rates have on the valuation of the RISA. Such amount will not be realized unless the RISA is sold.

     Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the contracts sold and the interest rate paid to the investors, less the contractually specified servicing fee and guarantor fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for probable future losses that can be reasonably estimated and by discounting to present value.

     The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings....................  $  410,066   $  361,209
Off balance sheet allowance for credit losses...............    (220,838)    (170,664)
Discount to present value...................................     (21,951)     (19,315)
                                                              ----------   ----------
Retained interest in securitized assets.....................  $  167,277   $  171,230
                                                              ==========   ==========
Outstanding balance of contracts sold through
  securitizations...........................................  $3,890,685   $3,491,452
Off balance sheet allowance for losses as a percent of
  contracts sold through securitizations....................        5.68%        4.89%

     We believe that the off balance sheet allowance for credit losses is currently adequate to absorb probable future losses in the sold portfolio that can be reasonably estimated.

                       WFS FINANCIAL INC AND SUBSIDIARIES

NOTE 5 -- PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Land........................................................   $ 2,017      $ 2,017
Construction in progress....................................                  3,085
Buildings...................................................    13,519        8,230
Computers and software......................................    31,502       16,707
Furniture, fixtures and leasehold improvements..............     3,638        3,069
Equipment...................................................     4,093        3,415
Automobiles.................................................       274          259
                                                               -------      -------
                                                                55,043       36,782
Less: Accumulated depreciation..............................    17,005       10,300
                                                               -------      -------
                                                               $38,038      $26,482
                                                               =======      =======

     The increase in 1999 was the result of the increase in computers and software which was primarily due to computer systems upgrades.

NOTE 6 -- INTERCOMPANY AGREEMENTS

     WFS borrowed $125 million from the Bank under the terms of the senior note. The senior note provides for principal payments of $25 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. During 1999, the Company made paydowns of $66.1 million without prepayment penalties. Interest payments on the senior note are due quarterly, in arrears, calculated at the rate of 7.25% per annum. Interest expense totaled $5.4 million, $9.0 million and $9.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Additionally, WFS has borrowed $135 million under the terms of the promissory note from the Bank. The promissory note provides for principal payments of $67.5 million per year, commencing July 31, 2001 and continuing through its final maturity, July 31, 2002. Interest payments on the promissory note are due quarterly, in arrears, calculated at the rate of 9.42% per annum. Pursuant to the terms of the promissory note, WFS may not incur any other indebtedness which is senior to the obligations evidenced by the promissory note except for (i) indebtedness under the senior note (ii) indebtedness collateralized or secured under the line of credit and (iii) indebtedness for similar types of warehouse lines of credit. Interest expense totaled $9.3 million, $4.7 million and $2.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     WFS also has a line of credit extended by the Bank permitting the Company to draw up to $1.3 billion as needed to be used in its operations. WFS does not pay a commitment fee for the line of credit. The line of credit terminates on December 31, 2004 although the term may be extended by WFS for additional periods up to 60 months. When secured, the line of credit carries an interest rate equal to one-month London Interbank Offer Rate ("LIBOR") plus 62.5 basis points. When unsecured, the line of credit carries an interest rate equal to one-month LIBOR plus 112.5 basis points. Throughout 1999, the line of credit was secured. Interest on the amount outstanding under the line of credit is paid monthly, in arrears, and is calculated on the average amount outstanding that month. The Bank has the right under the line of credit to refuse to permit additional amounts to be drawn on the line of credit if, in the Bank's discretion, the amount sought to be drawn will not be used to finance the Company's purchase of contracts or other working capital requirements. There was $551 million and $555 million outstanding at December 31, 1999 and December 31, 1998, respectively. The average amount outstanding during 1999 was $433 million. The average amount outstanding during 1998 and

                       WFS FINANCIAL INC AND SUBSIDIARIES

1997 was $278 million and $107 million, respectively. Interest expense was $17.2 million, $16.8 million and $6.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     WFS also invests its excess cash at the Bank under an Investment Agreement. The Bank pays WFS an interest rate equal to the Federal composite commercial paper rate on this excess cash. The weighted average interest rate was 5.23%, 5.45% and 5.78% for 1999, 1998 and 1997, respectively. At December 31, 1999, the Company held no excess cash with the Bank under the Investment Agreement. The average balance of the excess cash was $2.8 million, $9.0 million, and $30.0 million, and the interest income earned was $0.1 million, $0.5 million and $1.7 million during 1999, 1998 and 1997, respectively.

     WFS has entered into certain management agreements with the Bank and Westcorp pursuant to which WFS pays its allocated portion of certain costs and expenses incurred by the Bank and Westcorp with respect to services or facilities of the Bank and Westcorp used by WFS or its subsidiaries, including their principal office facilities, field offices of WFS and overhead and associate benefits pertaining to Bank and Westcorp Associates who also provide services to WFS or its subsidiaries. Additionally, as part of these management agreements, the Bank and Westcorp have agreed to reimburse WFS for similar costs incurred. The management agreements may be terminated by any party upon five days prior written notice without cause, or immediately in the event of the other party's breach of any covenant, obligation, or duty contained in the applicable management agreement or for violation of law, ordinance, statute, rule or regulation governing either party to the applicable management agreement.

     Pursuant to a series of agreements to which WFS, the Bank and WFAL2, among others, are parties, WFS is able to access the cash flows of each of the outstanding securitization transactions and the cash held in each spread account for each of those transactions. WFS is permitted to use that cash as it determines, including in its ordinary business activities of originating contracts.

     In each securitization transaction, the Bank and WFAL2 have entered into a reinvestment contract, which is deemed to be an eligible investment under the relevant securitization agreements. The securitization agreements require, provided certain conditions are met, that all cash flows of the relevant trust and the associated spread accounts be invested in the applicable reinvestment contract. A limited portion of the invested funds may be used by WFAL2 and the balance may be used by the Bank. The Bank makes its portion available to WFS pursuant to the term of the WFS Reinvestment Contract. Under the WFS Reinvestment Contract, WFS receives access to all of the cash available to the Bank under each trust reinvestment contract and is obligated to repay to the Bank an amount equal to the cash so used when needed by the Bank to meet its obligations under the individual trust reinvestment contracts. With the portion of the cash available to it under the individual trust reinvestment contracts, WFAL2 purchases contracts from WFS pursuant to the terms of Sale and Servicing Agreements.

     FSA has determined that the trust reinvestment contracts are eligible investments provided the Bank and WFAL2 pledge adequate collateral to secure their respective obligations. In accordance with this agreement, the Bank and WFAL2 pledge property owned by each for the benefit of the trustee of each trust and FSA. WFS pays the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank as consideration for the pledge of collateral by the Bank and for WFS' access to cash under the WFS Reinvestment Contract. During 1999, WFS paid the Bank $0.6 million for this purpose. As WFAL2 directly utilizes the cash made available to it to purchase contracts for its own account from WFS, no additional consideration from WFS is required to support WFAL2's pledge of its property under the agreement with FSA. While WFS is under no obligation to repurchase contracts from WFAL2 to the extent WFAL2 needs to sell any such contracts to fund its repayment obligations under the trust reinvestment contracts, it is anticipated that WFS would prefer to purchase those contracts than for WFAL2 to sell those contracts to a third party. The WFS Reinvestment Contract, by its terms, is to remain in effect so long as any of the trust reinvestment contracts is an eligible investment for its related securitization transaction. At December 31,

                       WFS FINANCIAL INC AND SUBSIDIARIES

1999, 1998 and 1997, the amount outstanding under the WFS Reinvestment Contract was $477 million, $364 million and $612 million, respectively.

     WFS has entered into an agreement with Westran Services Corp. ("Westran"), which is a subsidiary of Westcorp, to receive travel related services. WFS believes that the services rendered by Westran are reasonable and representative of what such costs would have been had WFS used an unaffiliated entity. Total amounts paid to Westran in 1999, 1998, and 1997 were $0.1 million $0.2 million, and $0.1 million, respectively.

NOTE 7 -- CONDUIT FACILITY

     In September 1999, WFS established a $500 million conduit facility secured by automobile contracts in a private placement. The amount outstanding on the credit facility at December 31, 1999 was $461 million. The Notes are rated AAA by Standard & Poor's and Aaa by Moody's. Timely principal and interest payments on the Notes are guaranteed by an insurance policy. Interest payments on the Notes are due quarterly, in arrears, calculated at a commercial paper index rate plus 30 basis points. Interest expense totaled $7.9 million for the year ended December 31, 1999. The average amount outstanding during 1999 was $494 million.

     The conduit facility was paid off on March 15, 2000.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

     Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more are as follows:

                                                          DECEMBER 31,
                                                              1999
                                                          ------------
                                                          (DOLLARS IN
                                                           THOUSANDS)
2000....................................................    $ 4,260
2001....................................................      3,119
2002....................................................      1,997
2003....................................................      1,749
2004....................................................      1,350
Thereafter..............................................        301
                                                            -------
                                                            $12,776
                                                            =======

     These agreements include, in certain cases, various renewal options and contingent rental agreements. Rental expense for premises and equipment amounted to $5.1 million, $7.6 million and $9.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     WFS is involved as a party to certain legal proceedings incidental to its business. Management of WFS believes that the outcome of such proceedings will not have a material effect upon its business or financial condition.

                       WFS FINANCIAL INC AND SUBSIDIARIES

NOTE 9 -- SERVICING INCOME

     Servicing income consists of the following components:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999       1998        1997
                                                      --------    -------    --------
                                                          (DOLLARS IN THOUSANDS)
Retained interest income............................  $ 47,812    $ 1,961    $ 69,844
Contractual servicing income........................    46,847     37,180      30,803
Other fee income....................................    46,121     36,969      37,106
                                                      --------    -------    --------
          Total servicing income....................  $140,780    $76,110    $137,753
                                                      ========    =======    ========

NOTE 10 -- EMPLOYEE STOCK OWNERSHIP AND SALARY SAVINGS PLAN

     WFS participates in the Westcorp Employee Stock Ownership and Salary Savings Plan ("the Plan"), which covers essentially all full-time associates who have completed six months of service. Contributions to the Plan are discretionary and determined by the Board of Directors of Westcorp within limits set forth under the Employee Retirement Income Security Act of 1974. Contributions to the Plan are fully expensed in the year in which the contribution is made.

     Westcorp contributes to the Plan annually for all Westcorp associates. Amounts paid were $7.0 million, $0.8 million and $2.4 million in 1999, 1998 and 1997, respectively.

NOTE 11 -- STOCK OPTIONS

     In 1996, WFS reserved 550,000 shares of common stock for future issuance to certain associates under an incentive stock option plan ("the Option Plan"). In 1997, WFS reserved an additional 550,000 shares of common stock for future issuance under the Option Plan. There were 793,244 shares available for future grants at December 31, 1999. The options may be exercised within five to seven years after the date of grant. Additionally, the weighted average life of the options at December 31, 1999 was 5.71 years and the exercise price of the options outstanding at December 31, 1999 ranged from $6.94 to $18.00 per share.

     At December 31, 1998 all stock options were anti-dilutive under the plan. In October 1998, the Company canceled 624,539 of existing options as part of a voluntary stock option exchange program. All option holders taking part in this program forfeited their existing options and were issued a proportionately smaller number of new options based upon a reduced exercise price. Stock option activity is summarized as follows:

                                                                             WEIGHTED
                                                                         AVERAGE EXERCISE
                                                              SHARES          PRICE
                                                             --------    ----------------
Outstanding at January 1, 1997.............................   519,569         $18.00
  Issued...................................................   343,498          13.14
  Exercised................................................   (24,443)         18.00
  Canceled.................................................   (83,742)         17.58
                                                             --------         ------
Outstanding at December 31, 1997...........................   754,882          15.83
  Issued...................................................   326,052           7.32
  Exercised Canceled.......................................  (762,985)         15.53
                                                             --------         ------
Outstanding at December 31, 1998...........................   317,949           8.14
  Issued...................................................
  Exercised................................................   (63,345)          7.02
  Canceled.................................................   (35,636)         14.18
                                                             --------         ------
Outstanding at December 31, 1999...........................   218,968         $ 7.47
                                                             ========         ======

                       WFS FINANCIAL INC AND SUBSIDIARIES

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because WFS' associate stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its associate stock options.

     The fair value of options granted in 1999, 1998 and 1997 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            1999        1998        1997
                                                          --------    --------    --------
Risk-free interest rate.................................     6.64%       4.70%       5.70%
Volatility factor.......................................     0.59        0.53        0.57
Expected option life....................................  7 years     7 years     7 years

     The weighted average fair value of options granted during 1999, 1998 and 1997 was $4.88, $4.57 and $8.26, respectively.

     WFS elected to follow Accounting Principles Bulletin ("APB") No. 25 and related Interpretations in accounting for its associate stock options. Under APB 25, the exercise price of the Company's associate stock options equals the market price of the underlying stock on the date of grant and, therefore, no compensation expense is recognized. Pro-forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its associate stock option under the fair value method of that statement. Pro-forma net income/(loss) and earnings/(loss) per diluted share for the respective periods were as follows:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         1999        1998         1997
                                                       --------    ---------    --------
                                                         (DOLLARS IN THOUSANDS, EXCEPT
                                                              PER SHARE AMOUNTS)
Pro-forma net income/(loss)..........................  $49,253     $(16,636)    $30,983
Per diluted share....................................  $  1.91     $  (0.65)    $  1.21

     The impact of applying SFAS 123 in 1999, 1998, 1997 and 1996 is immaterial to the financial statements of WFS.

NOTE 12 -- RESTRUCTURING

     In 1998, the Company completed a restructuring plan initially announced on February 10, 1998. The goal of the plan was to consolidate offices and eliminate redundant staff positions on a national level. The plan was achieved in two phases. Phase I of the plan, completed in the first quarter of 1998, consisted of the restructuring of operations in the Western United States. Phase II of the plan, completed in the third quarter of 1998 and patterned after Phase I, consisted of the restructuring of operations in the Central and Eastern United States. As a result of these two restructuring, a total of 400 positions, or 20% of the Company's workforce, were eliminated and 96 offices were closed. The total pre-tax restructuring charge in 1998 for the completed plan was $15.0 million. Restructuring related costs included $1.8 million for associate severance and $13.2 million of lease termination fees and the write off of disposed assets. The restructuring charge was substantially utilized during 1998. Through the restructuring, WFS merged prime and non-prime office locations with close geographic proximity and closed poorly performing offices.

                       WFS FINANCIAL INC AND SUBSIDIARIES

NOTE 13 -- INCOME TAXES

     Income tax expense (benefit) consisted of the following:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------    -------
                                                          (DOLLARS IN THOUSANDS)
Current:
  Federal...........................................  $ 36,047    $ (5,427)   $ 4,967
  State franchise...................................    11,138        (888)     1,841
                                                      --------    --------    -------
                                                        47,185      (6,315)     6,808
Deferred:
  Federal...........................................    (9,604)     (3,517)    11,913
  State franchise...................................    (2,001)     (2,263)     4,108
                                                      --------    --------    -------
                                                       (11,605)     (5,780)    16,021
                                                      --------    --------    -------
                                                      $ 35,580    $(12,095)   $22,829
                                                      ========    ========    =======

     A reconciliation of total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                             1999       1998        1997
                                                           --------   ---------   --------
                                                               (DOLLARS IN THOUSANDS)
Tax at statutory rate....................................  $29,734    $(10,032)   $18,950
State tax (net of Federal tax benefit)...................    5,938      (2,048)     3,867
Other....................................................      (92)        (15)        12
                                                           -------    --------    -------
                                                           $35,580    $(12,095)   $22,829
                                                           =======    ========    =======

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

     Significant components of WFS' deferred tax liabilities and assets are as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax assets:
Loan loss reserves..........................................  $ 15,987     $  4,848
State tax deferred benefit..................................     5,156        2,017
Other assets................................................     1,418        2,658
                                                              --------     --------
Total deferred tax assets...................................    22,561        9,523
Deferred tax liabilities:
Accelerated depreciation for tax purposes...................       (54)        (669)
Asset securitization income recognized for book purposes....   (33,498)     (32,154)
Other liabilities...........................................    (3,292)      (4,255)
                                                              --------     --------
Total deferred tax liabilities..............................   (36,844)     (37,078)
                                                              --------     --------
Net deferred tax liability..................................  $(14,283)    $(27,555)
                                                              ========     ========

                       WFS FINANCIAL INC AND SUBSIDIARIES

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of WFS' financial instruments are as follows:

                                                                 DECEMBER 31,
                                               ------------------------------------------------
                                                         1999                      1998
                                               ------------------------    --------------------
                                                CARRYING        FAIR       CARRYING      FAIR
                                                AMOUNTS        VALUE       AMOUNTS      VALUE
                                               ----------    ----------    --------    --------
                                                            (DOLLARS IN THOUSANDS)
Financial assets:
Short-term investments -- parent.............  $    7,120    $    7,120    $ 15,020    $ 15,020
Contracts receivable.........................   1,495,717     1,617,108     896,071     943,393
Retained interest in securitized assets......     167,277       167,277     171,230     171,230
Financial instrument agreements held for
  purposes other than trading:
Forward agreements:..........................                    10,872                   4,389
Financial liabilities:
Note payable -- parent.......................     178,908       165,190     160,000     128,450
Secured lines................................   1,012,293     1,012,293     554,836     554,836
Amounts held on behalf of trustee............     687,274       687,274     528,092     528,092

NOTE 15 -- FINANCIAL INSTRUMENT AGREEMENTS

     WFS Financial uses forward agreements to minimize its exposure to interest rate risk. The fair value of these instruments may vary with changes in interest rates. At December 31, 1999, 1998 and 1997, WFS' portfolio consisted of forward agreements with a notional amount of $1.6 billion, $775 million and $70.0 million, respectively.

     Notional amounts do not represent amounts exchanged with other parties and, thus are not a measure of WFS' exposure to loss through its use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

NOTE 16 -- EARNINGS PER SHARE

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

                       WFS FINANCIAL INC AND SUBSIDIARIES

     The following table sets forth the computation of basic and diluted earning
(loss) per share:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                   1999              1998              1997
                                              --------------    --------------    --------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic:
Net income (loss)...........................   $    49,375       $   (16,567)      $    31,314
Average common shares outstanding...........    25,732,089        25,708,611        25,691,892
Net income (loss) per common share --
  basic.....................................   $      1.92       $     (0.64)      $      1.22
Diluted:
Net income (loss)...........................   $    49,375       $   (16,567)      $    31,314
Average common shares outstanding...........    25,732,089        25,708,611        25,691,892
Stock option adjustment.....................       110,559                               4,621
Average common shares outstanding...........    25,842,648        25,708,611        25,696,513
Net income (loss) per common share --
  diluted...................................   $      1.91       $     (0.64)      $      1.22

     Options to purchase 317,949 shares of common stock at a range of $6.94 to $18.00 per share were outstanding during 1998, but were not included in the computation of diluted earnings per share because the Company experienced a loss and the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

NOTE 17 -- SUBSEQUENT EVENT -- FOLLOW-ON OFFERING

     On February 10, 2000, WFS completed a follow-on offering of 2,350,000 shares of common stock at a price of $15.00 per share. On March 10, 2000, underwriters for the follow-on offering exercised their over allotment option to purchase 300,000 additional shares bringing total net proceeds raised to approximately $37.9 million. The primary purpose of the offering is to provide WFS with additional capital to fund growth, including increasing the amount of contracts which can be acquired and held prior to sale in the asset-backed securities market, and for other working capital needs and general corporate purposes. After the follow-on offering, the Bank owns approximately 82% of WFS' shares.

     On March 15, 2000, the Company completed the issuance of $1.2 billion in automobile asset-backed securities.

                       WFS FINANCIAL INC AND SUBSIDIARIES

NOTE 18 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the periods ended December 31, 1999 and 1998. Certain quarterly amounts have been adjusted to conform with the year-end presentation.

                                                              FOR THE THREE MONTHS ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                  ---------   --------   -------------   ------------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Interest income.................................  $ 23,744    $38,507       $34,324        $43,951
Interest expense................................     6,087     11,073         8,873         15,117
Net interest income.............................    17,657     27,434        25,451         28,834
Provision for credit losses.....................    11,198      4,758        15,347          5,275
Income before income tax........................    20,001     21,009        21,990         21,955
Income tax......................................     8,416      8,858         9,278          9,028
Net income......................................    11,585     12,151        12,712         12,927
Net income per common share -- basic............      0.45       0.47          0.49           0.50
Net income per common share -- diluted..........      0.45       0.47          0.49           0.50
1998
Interest income.................................  $ 15,290    $17,902       $25,809        $30,757
Interest expense................................     3,270      3,991         7,666          9,853
Net interest income.............................    12,020     13,911        18,143         20,904
Provision for credit losses.....................     5,741      1,356         2,291          5,758
Income (loss) before income tax (benefit).......   (23,068)       526        (6,835)           715
Income tax (benefit)............................    (9,727)       234        (2,887)           285
Net income (loss)...............................   (13,341)       292        (3,948)           430
Net income (loss) per common share -- basic.....     (0.52)      0.01         (0.15)          0.02
Net income (loss) per common share -- diluted...     (0.52)      0.01         (0.15)          0.02

                                 EXHIBIT INDEX

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------
 4        Specimen WFS Financial Inc Common Stock Certificate(5)
10.1      Westcorp Incentive Stock Option Plan(2)
10.2      Westcorp, Inc. Employee Stock Ownership and Salary Savings
          Plan(3)
10.3      Westcorp 1991 Stock Option Plan(4)
10.4      1985 Executive Deferral Plan(1)
10.5      1988 Executive Deferral Plan II(1)
10.6      1992 Executive Deferral Plan III(1)
10.7      Transfer Agreement between WFS Financial Inc and Western
          Financial Bank, F.S.B., dated May 1, 1995(1)
10.8      Promissory Note of WFS Financial Inc in favor of Western
          Financial Bank, F.S.B., dated May 1, 1995(1)
10.9      Line of Credit Agreement between WFS Financial Inc and
          Western Financial Bank, dated June 15, 1999(12)
10.9.1    Amendment No. 1, dated as of August 1, 1999, to the
          Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(12)
10.10     Tax Sharing Agreement between WFS Financial Inc and Western
          Financial Bank, F.S.B., dated January 1, 1994(1)
10.11     Master Reinvestment Contract between WFS Financial Inc and
          Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.12     Amendment No. 1, dated as of June 1, 1995, to the Restated
          Master Reinvestment Reimbursement Agreement(11)
10.13     Amended and Restated Master Collateral Assignment Agreement,
          dated as of March 1, 2000
10.14     Form of WFS Financial Inc Dealer Agreement(5)
10.15     Form of WFS Financial Inc Loan Application(5)
10.16     Westcorp Employee Stock Ownership and Salary Savings Plan(7)
10.16.1   Amendment No. 1, dated as of December 1998, to Westcorp
          Employee Stock Ownership and Salary Savings Plan(12)
10.16.2   Amendment No. 2, dated as of January 1, 1999, to Westcorp
          Employee Stock Ownership and Salary Savings Plan(12)
10.16.3   Amendment No. 3, dated as of June 1, 1999, to Westcorp
          Employee Stock Ownership and Salary Savings Plan(12)
10.17     Amended and Restated WFS 1996 Incentive Stock Option Plan,
          dated January 1, 1997(6)
10.18     Promissory Note of WFS Financial Inc in favor of Western
          Financial Bank, F.S.B., dated August 1, 1997(11)
10.18.1   Amendment No. 1, dated February 23, 1999, to the Promissory
          Note of WFS Financial Inc in favor of Western Financial
          Bank(11)
10.18.2   Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(11)

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.19     Investment Agreement between WFS Financial Inc and Western
          Financial Bank, F.S.B., dated January 1, 1996(11)
10.20     Management Services Agreement between WFS Financial Inc and
          Western Financial Bank, F.S.B., dated January 1, 1997(11)
10.21     Employment Agreement(8)(9)(10)
21.1      Subsidiaries of WFS Financial Inc
23.1      Consent of Independent Auditors, Ernst & Young LLP
27        Financial Data Schedule

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

 (8) Employment Agreement dated February 27, 1998 between the registrant and Joy Schaefer (will be provided to the SEC upon request).

 (9) Employment Agreement dated February 27, 1998 between the registrant, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(10) Employment Agreement, dated November, 1998 between the registrant and Mark Olson (will be provided to the SEC upon request).

(11) Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(12) Exhibits previously filed with WFS Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amend on January 20, 2000 incorporated by reference under Exhibit Number indicated.

(b) Report on Form 8-K

     None