Form 10-Q
period 2000-03-31
WFS FINANCIAL INC
filed 2000-05-15
CIK 946343

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
    (Mark One)
    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___ .

As of April 30, 2000 the registrant had 28,423,338 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 31.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                           Page No.
                                                                           --------
PART I.     FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statements of Financial Condition at
           March 31, 2000 and December 31, 1999                                3

           Consolidated Statements of Income for the Three
           Months Ended March 31, 2000 and 1999                                4

           Consolidated Statements of Changes in Shareholders' Equity
           for the Periods Ended March 31, 2000 and December 31, 1999          5

           Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2000 and 1999                          6

           Notes to Unaudited Consolidated Financial Statements                7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                14

  Item 3.  Quantitative and Qualitative Disclosure about Market Risk          28


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  29

  Item 2.  Changes in Securities                                              29

  Item 3.  Defaults Upon Senior Securities                                    29

  Item 4.  Submission of Matters to a Vote of Security Holders                29

  Item 5.  Other Information                                                  29

  Item 6.  Exhibits and Reports on Form 8-K                                   29

SIGNATURES                                                                    30

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                      MARCH 31,     DECEMBER 31,
                                                                        2000           1999
                                                                     -----------    -----------
                                                                        (DOLLARS IN THOUSANDS,
                                                                        EXCEPT SHARE AMOUNTS)

ASSETS
 Cash and short-term investments                                     $     8,502    $     7,120
 Contracts receivable                                                    585,932         71,757
 Contracts held for sale                                               1,086,946      1,423,960
 Allowance for credit losses                                             (42,813)       (36,682)
                                                                     -----------    -----------
 Contracts receivable, net                                             1,630,065      1,459,035
 Amounts due from trusts                                                 475,282        439,022
 Retained interest in securitized assets                                 164,640        167,277
 Premises and equipment, net                                              37,588         38,038
 Accrued interest receivable                                              10,987         10,521
 Other assets                                                             18,001          9,914
                                                                     -----------    -----------
          TOTAL ASSETS                                               $ 2,345,065    $ 2,130,927
                                                                     ===========    ===========

LIABILITIES
 Notes payable                                                       $   711,902    $   178,908
 Secured lines of credit                                                 586,266      1,012,293
 Amounts held on behalf of trustee                                       725,783        687,274
 Other liabilities                                                        56,054         40,264
                                                                     -----------    -----------
          TOTAL LIABILITIES                                            2,080,005      1,918,739

SHAREHOLDERS' EQUITY
Common stock, (no par value; authorized 50,000,000 shares;
   issued and outstanding 28,423,338 shares in 2000 and 25,771,956
   in 1999)                                                              111,908         74,010
Paid-in capital                                                            4,327          4,327
Retained earnings                                                        149,456        134,690
Accumulated other comprehensive loss, net of tax                            (631)          (839)
                                                                     -----------    -----------
          TOTAL SHAREHOLDERS' EQUITY                                     265,060        212,188
                                                                     -----------    -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 2,345,065    $ 2,130,927
                                                                     ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                           2000          1999
                                                       -----------   -----------

REVENUES
  Interest income                                      $    61,025   $    23,744
  Interest expense                                          23,066         6,087
                                                       -----------   -----------
      Net interest income                                   37,959        17,657
  Servicing income                                          39,690        28,741
  Gain on sale of contracts                                  7,719        28,255
                                                       -----------   -----------
         TOTAL REVENUES                                     85,368        74,653

EXPENSES
  Provision for credit losses                               11,677        11,198
  Operating expenses:
      Salaries and associate benefits                       30,587        28,246
      Credit and collections                                 5,410         6,126
      Miscellaneous                                         12,344         9,082
                                                       -----------   -----------
         TOTAL OPERATING EXPENSES                           48,341        43,454
                                                       -----------   -----------
         TOTAL EXPENSES                                     60,018        54,652
                                                       -----------   -----------

INCOME BEFORE INCOME TAX                                    25,350        20,001
  Income tax                                                10,584         8,416
                                                       ===========   ===========
NET INCOME                                             $    14,766   $    11,585
                                                       ===========   ===========


Net income per common share:
  Basic                                                $      0.54   $      0.45
                                                       ===========   ===========
  Diluted                                              $      0.54   $      0.45
                                                       ===========   ===========


Weighed average number of common shares outstanding:
  Basic                                                 27,424,479    25,708,762
  Diluted                                               27,547,335    25,708,762



     See accompanying notes to unaudited consolidated financial statements.

                         WFS FINANCIAL AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS CHANGES IN OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                                                                      COMPREHENSIVE
                                                               COMMON        PAID-IN       RETAINED   INCOME (LOSS)
                                                SHARES         STOCK         CAPITAL       EARNINGS    NET OF TAX         TOTAL
                                              -----------   -----------    -----------   -----------  --------------   -----------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Balance at January 1, 1999                     25,708,611    $  73,564    $     4,000   $    85,315     $  1,462       $  164,341
     Net income                                                                              49,375                        49,375
     Unrealized losses on retained
          interest in securitized assets,
          net of tax (1)                                                                                  (2,301)          (2,301)
                                                                                                                       ----------
     Comprehensive income                                                                                                  47,074
Stock options exercised                            63,345          446            327                                         773
                                              -----------    ---------    -----------   -----------     --------       ----------
Balance at December 31, 1999                   25,771,956       74,010          4,327       134,690         (839)         212,188
   Net income                                                                                14,766                        14,766
   Unrealized gains on retained
       interest in securitized assets,
       net of tax (1)                                                                                        208              208
                                                                                                                       ----------
   Comprehensive income                                                                                                    14,974
   Stock issuance                               2,650,000       37,889                                                     37,889
   Stock options exercised                          1,382            9                                                          9
                                              -----------    ---------    -----------   -----------    ---------      -----------
Balance at March 31, 2000                      28,423,338    $ 111,908    $     4,327   $   149,456     $   (631)      $  265,060
                                              ===========    =========    ===========   ===========     ========       ==========


(1) Includes securities available for sale and retained interest in securitized assets. The pre-tax decrease in unrealized losses on securities available for sale was $0.4 million for the period ended March 31, 2000 compared with a pre-tax increase of $4.0 million for the period ended December 31, 1999.


     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          ----------------------------
                                                                              2000            1999
                                                                          -----------      -----------
                                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                $    14,766      $    11,585
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Provision for credit losses                                                 11,677           11,198
   Depreciation                                                                 2,409            1,575
   Amortization of retained interest in securitized assets                     22,235           29,306
   (Increase) decrease in other assets                                         (8,574)           2,271
    Increase in liabilities                                                    15,643            6,138
                                                                          -----------      -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                            58,156           62,073
INVESTING ACTIVITIES
Automobile contracts:
     Purchase of contracts                                                   (970,481)        (752,932)
     Proceeds from sale of contracts                                          660,000        1,000,000
     Other change in contracts                                                127,793           48,237
Increase in retained interest in securitized assets                           (19,240)         (49,961)
Increase in amounts due from trust                                            (36,259)         (46,397)
Purchase of premises and equipment                                             (1,959)          (6,265)
                                                                          -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                        (240,146)         192,682
FINANCING ACTIVITIES
Proceeds from issuance of common stock                                         37,898                5
Proceeds from notes payable                                                    71,890           30,000
Proceeds (payments) from secured lines of credit                               35,076         (397,264)
Increase in amounts held on behalf of trustee                                  38,508           97,968
                                                                          -----------      -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           183,372         (269,291)
                                                                          -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,382          (14,536)
Cash and cash equivalents at beginning of period                                7,120           15,020
                                                                          -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $     8,502      $       484
                                                                          ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest                                                                  $    19,368      $     7,709
Income taxes                                                              $     9,169



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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the WFS Financial Inc Form 10-K.

Certain amounts from the 1999 consolidated financial statement amounts have been reclassified to conform to the 2000 presentation.

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). This Statement defers for one year the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). These statements provide guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements of all fiscal quarters of all fiscal years beginning after June 15, 2000. These Statements will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Changes in the fair value of derivatives that are hedges will, depending on the nature of the hedges, be either offset against the change in fair value of the hedged assets, liabilities or firm commitments though earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We are in the process of evaluating the effect that SFAS 133, if any, will have on our earnings and financial position.

NOTE 2 - NET CONTRACTS RECEIVABLE

Our contract portfolio consists of contracts purchased from automobile dealers on a non-recourse basis and contracts financed directly with the consumer. If pre-computed finance charges are added to a contract, they are added to the contract balance and carried as an offset against the contract balance as unearned discounts. Amounts paid to dealers are capitalized as dealer participation and amortized over the life of the contract.

 Net contracts receivable consisted of the following:

                                                          MARCH 31,      DECEMBER 31,
                                                            2000             1999
                                                        -----------      -----------
                                                           (DOLLARS IN THOUSANDS)

Contracts                                               $ 1,707,318      $ 1,518,433
Unearned discounts                                          (57,664)         (54,248)
                                                        -----------      -----------
     Net contracts                                        1,649,654        1,464,185
Allowance for credit losses                                 (42,813)         (36,682)
Dealer participation, net of deferred contract fees          23,224           31,532
                                                        -----------      -----------
     Net contracts receivable                           $ 1,630,065      $ 1,459,035
                                                        ===========      ===========

Contracts serviced by us for the benefit of others totaled approximately $4.0 billion at March 31, 2000 and $3.9 billion at December 31, 1999.

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 30,
                                                     ---------------------
                                                       1999         1998
                                                     --------     --------
                                                     (DOLLARS IN THOUSANDS)

Balance at beginning of period                       $ 36,682     $ 11,246
Provision for credit losses                            11,677       11,198
Charged off contracts                                  (8,385)      (5,502)
Recoveries                                              2,839        1,753
                                                     --------     --------
Balance at end of period                             $ 42,813     $ 18,695
                                                     ========     ========

NOTE 4 - RETAINED INTEREST IN SECURITIZED ASSETS

Retained interest in securitized assets ("RISA") is capitalized upon the sale of contracts to securitization trusts. RISA represents the present value of the estimated future earnings to be received by us from the excess spread created in securitization transactions. Excess spread is calculated by taking the coupon rate of the contracts sold less the interest rate paid to the investors less contractually specified servicing, guarantor fees, credit losses and prepayments.

Prepayment and credit loss assumptions are also utilized to estimate future excess spread. We currently use a prepayment rate of 1.6% Absolute Prepayment Model ("ABS"). Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of impairment to the value of the RISA. We determine the cumulative loss rate based upon our review of historical cumulative loss experience, collection and repossession data, estimates of the value of the underlying collateral, economic conditions and trends, the mix of prime and non-prime contracts and other information. Cumulative net credit loss assumptions utilized during 2000 and 1999 ranged from 6% to 7%. Future earnings are discounted at a rate we believe to be representative of the market at the time of securitization. Currently, we use a discount rate of 425 basis points over the two-year Treasury rate. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the contracts.

The balance of the RISA is amortized on a monthly basis over the expected repayment life of the underlying contracts. Actual cash flows in excess of the amortization of the RISA are shown in our income statement as retained interest income. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of stockholders' equity on our consolidated statements of financial condition as accumulated other comprehensive income (loss), net of applicable taxes.

The following table presents the activity of the RISA:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                      ----------------------
                                                         2000         1999
                                                      ---------    ---------
                                                      (DOLLARS IN THOUSANDS)

Beginning balance                                     $ 167,277    $ 171,230
Additions                                                19,240       49,961
Amortization                                            (22,235)     (29,306)
Change in unrealized gain/loss on RISA (1)                  358       (1,956)
                                                      ---------    ---------
Ending balance                                        $ 164,640    $ 189,929
                                                      =========    =========

(1) Change in unrealized gain/loss on RISA represents the effect that current changes in interest rates have on the valuation of the RISA. Such amount will not be realized unless the RISA is sold.

Estimated future undiscounted RISA earning are calculated by taking the difference between the coupon rate of the contracts sold and the interest rate paid to the investors, less the contractually specified servicing fee and guarantor fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for probable future losses that can be reasonably estimated and by discounting to present value.

The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:

                                                                            MARCH 30,       DECEMBER 31,
                                                                              2000              1999
                                                                          -----------       -----------
                                                                              (DOLLARS IN THOUSANDS)

Estimated net undiscounted RISA earnings                                  $   402,638       $   410,066
Off balance sheet allowance for credit losses                                (216,546)         (220,838)
Discount to present value                                                     (21,452)          (21,951)
                                                                          -----------       -----------
Retained interest in securitized assets                                   $   164,640       $   167,277
                                                                          ===========       ===========

Outstanding balance of contracts sold through securitizations             $ 4,011,579       $ 3,890,685
Off balance sheet allowance for losses as a percent of contracts sold
  through securitizations                                                        5.40%             5.68%

We believe that the off balance sheet allowance for losses is currently adequate to absorb probable losses in the sold portfolio that can be reasonably estimated.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                          MARCH 31,     DECEMBER 31,
                                                             2000          1999
                                                          ---------     ------------
                                                            (DOLLARS IN THOUSANDS)

Land                                                       $ 2,017       $ 2,017
Buildings                                                   13,511        13,519
Computers and software                                      33,346        31,502
Furniture, fixtures and leasehold improvements               3,679         3,638
Equipment                                                    4,155         4,093
Automobiles                                                    260           274
                                                           -------       -------
                                                            56,968        55,043
Less: accumulated depreciation                              19,380        17,005
                                                           -------       -------
                                                           $37,588       $38,038
                                                           =======       =======

NOTE 6 - INTERCOMPANY AGREEMENTS

We borrowed $125 million from our parent company, Western Financial Bank (the "Bank"), under the terms of the senior note. The senior note provides for principal payments of $25 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. During 1999, we made paydowns of $66.1 million without prepayment penalties. For the three months ended March 31, 2000, we made paydowns of $7.0 million without prepayment penalties. Interest payments on senior note are due quarterly, in arrears, calculated at the rate of 7.25% per annum. Interest expense totaled $0.8 million for the three months ended March 2000 compared with $2.0 million for the three months ended March 1999.

Additionally, we borrowed $135 million under the terms of the promissory note from the Bank. The promissory note provides for principal payments of $67.5 million per year, commencing July 31, 2001 and continuing through its final maturity, July 31, 2002. Interest payments on the senior note are due quarterly, in arrears, calculated at the rate of 9.42% per annum. Pursuant to the terms of the promissory note, we may not incur any other indebtedness which is senior to the obligations evidenced by the promissory note except for (i) indebtedness under the senior note (ii) indebtedness collateralized or secured under the line of credit and (iii) indebtedness for similar types of warehouse lines of credit. Interest expense totaled $3.2 million and $1.5 million for the three months ended March 31, 2000 and 1999, respectively.

We also have a line of credit extended by the Bank permitting us to draw up to $1.3 billion as needed to be used in its operations. We do not pay a commitment fee for the line of credit. The line of credit terminates on December 31, 2004 although the term may be extended by us for additional periods up to 60 months. When secured, the line of credit carries an interest rate equal to one-month London Interbank Offer Rate ("LIBOR") plus 62.5 basis points. When unsecured, the line of credit carries an interest rate equal to one-month LIBOR plus 112.5 basis points. Interest on the amount outstanding under the line of credit is paid monthly, in arrears, and is calculated on the average amount outstanding that month. The Bank has the right under the line of credit to refuse to permit additional amounts to be drawn on the line of credit if, in the Bank's discretion, the amount sought to be drawn will not be used to finance our purchase of contracts or other working capital requirements. There was $586 million and $551 million outstanding at March 31, 2000 and December 31, 1999, respectively. Interest expense totaled $12.8 million and $4.9 million for three months ended March 31, 2000 and 1999, respectively.

NOTE 7 - SECURED FINANCINGS

In March 2000, we securitized $1.2 billion of automobile receivables in the asset-backed securities market. Of the $1.2 billion securitized, $540 million was treated as a secured financing for accounting purposes. The amount outstanding on the secured financing at March 31, 2000 was $540 million. The Class A-1 Notes were rated A-1+ by Standard & Poor's Rating Services ("S&P") and P-1 by Moody's Investor Service, Inc. ("Moody's"). The Class A-2, A-3 and A-4 Notes were rated AAA by S&P and Aaa by Moody's. Timely principal and interest payments on the Notes are guaranteed by an insurance policy. Interest payments on the Notes are due quarterly, in arrears, based on the respective Note's interest rate. Interest expense totaled $2.9 million for the three months ended March 31, 2000.

NOTE 8 - CONDUIT FACILITY

In September 1999, we established a $500 million conduit facility secured by automobile contracts in a private placement. The amount outstanding on the credit facility at December 31, 1999 was $461 million. The Notes were rated AAA by S&P and Aaa by Moody's. Timely principal and interest payments on the Notes were guaranteed by an insurance policy. Interest payments on the Notes were due quarterly, in arrears, calculated at a commercial paper index rate plus 30 basis points. The conduit facility was paid off on March 15, 2000.

NOTE 9 - EARNING PER SHARE

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options.

The following table sets forth the computation of basic and diluted earnings per share:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                  ---------------------------------
                                                        2000             1999
                                                    -----------      -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER
                                                          SHARE AMOUNTS)
Basic:
Net income                                          $    14,766      $    11,585
Average basic common shares outstanding              27,424,479       25,708,762
Net income per common share - basis                 $      0.54      $      0.45

Diluted:
Net income                                          $    14,766      $    11,585
Average basic common shares outstanding              27,424,479       25,708,762
Stock option adjustment                                 122,856
Average diluted common shares outstanding            27,547,335       25,708,762
Net income per common share - diluted               $      0.54      $      0.45

Options to purchase 293,727 and 6,600 shares of common stock ranging from $6.94 to $18.00 and at $18.00 per share were outstanding at March 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the nation's largest independent automobile finance companies with 27 years of experience in the auto finance industry. We originate, securitize and service new and used retail automobile installment sales contracts generated through our relationships with over 8,500 franchised and select independent automobile dealers in 43 states. At March 31, 2000, we serviced a portfolio of $5.7 billion which consisted of approximately 67% prime and 33% non-prime contracts.

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

The following chart represents selected key events in the purchase and servicing of contracts and their respective financial statement impact:

                   EVENT                                                   FINANCIAL STATEMENT IMPACT
                   -----                                                   --------------------------

Purchase and fund contract from dealer                   -  Pay principal amount of contract to dealer and record contract receivable
                                                         -  Pay dealer participation to dealer and record dealer
                                                            participation as part of contract receivable
                                                         -  Establish allowance for credit losses
                                                         -  Fund purchase using line of credit and operating cash flows

Sell contract to a securitization trust                  -  Pay down line of credit with securitization proceeds
                                                         -  Remove contract receivable from balance sheet
                                                         -  Capitalize RISA, which represents the present value of the estimated future retained interest earnings net of credit losses and adjusted for prepayments
                                                         -  Record gain on sale which is equal to the RISA less dealer participation, issuance costs and the effect of hedging
                                                            activities
                                                         -  Reduce the allowance for credit losses

Collect payment for on balance sheet contract            -  Recognize net interest income
  (whether or not pledged to a securitization trust)     -  Reduce line of credit
                                                         -  Collect late charges and other fees

Collect payment for off balance sheet contract           -  Amortize the RISA asset (Actual cash flows in excess of the amortization of the RISA are shown in our income statement as retained interest income.)
                                                         -  Reduce the outstanding amount of the respective securitization transaction by the amount of principal received which is paid through to the asset-backed securities investor
                                                         -  Receive contractual servicing fees, late charges and other fees

Charge off on balance sheet contract                     -  Reduce the allowance for credit losses

Charge off off balance sheet contract                    -  Reduce the actual cash flows recognized from securitization trusts thereby increasing the amortization of the RISA

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is affected by the difference between the rate earned on interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $38.0 million and $17.7 million for the three months ended March 31, 2000 and 1999, respectively. The increase in net interest income is the result of holding a greater percentage of contracts on balance sheet and the increase in contract originations. To the extent we sell our contracts, revenue previously recognized as net interest income will, upon securitization, be recognized as gain on sale, contractual servicing and retained interest income.

The following table shows the average rate earned on contracts and the average rate paid on borrowings together with the corresponding net interest rate spread for the periods indicated. The average cost of borrowings represents the average combined rate of the senior note, promissory note, line of credit, conduit facility, and secured financings.

                                                      FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                       ------------------------
                                                         2000             1999
                                                       -------          -------
                                                         (DOLLARS IN THOUSANDS)
Yield on interest earning assets                         13.85%           14.63%
Cost of borrowings                                        6.83             6.46
                                                       -------          -------
Net interest rate spread                                  7.02%            8.17%
                                                       =======          =======

The decrease in the yield on interest earning assets is the result of a greater percentage of prime contracts held on the balance sheet. The increase in the cost of borrowings is the result of higher interest rates on our secured lines of credit as well as the issuance of $540 million in a secured financing securitization transaction with an all-in borrowing cost of 6.94%. Higher borrowing costs for these products are due to a higher interest rate environment.

SERVICING INCOME

The components of servicing income were as follows:

                                                       FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                       --------------------------
                                                          2000             1999
                                                        -------          -------
                                                         (DOLLARS IN THOUSANDS)

Retained interest income                                $13,316          $ 7,496
Contractual servicing income                             11,682           11,226
Other fee income                                         14,692           10,019
                                                        -------          -------
          Total servicing income                        $39,690          $28,741
                                                        =======          =======

Total servicing income was $39.7 million for the three months ended March 31, 2000 compared with $28.7 million for the same period in 1999. Servicing income increased as a result of a decline in credit loss experience and a higher level of securitized contracts.

According to the terms of each securitization transaction, contractual servicing income is earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. Other fee income consists primarily of documentation fees, late charges and deferment fees and has increased as a direct result of the increase in the number of contracts originated and outstanding. Our average serviced portfolio was $5.5 billion at March 31, 2000 compared with $4.4 billion at March 31, 1999.

GAIN ON SALE OF CONTRACTS

On a regular basis, we securitize automobile contracts and retain the servicing rights. Such transactions are either treated as sales or financings for accounting purposes. For transactions treated as sales, we record a gain equal to the present value of the estimated future earnings from the portfolio of contracts sold. Net interest earned on such contracts and fees earned for servicing the contract portfolios are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income.

For the three months ended March 31, 2000, we securitized $1.2 billion of automobile receivables. Of the $1.2 billion securitized, $660 million was treated as a sale and $540 million was treated as a secured financing. For the three months ended March 31, 1999, we securitized $1.0 billion of which the entire amount was treated as a sale. We recorded a gain on sale of contracts of $7.7 million for the three months ended March 31, 2000 compared with $28.3 million for the three months ended March 31, 1999. The amount of gain on sale recorded in each period is dependent upon the amount of contracts securitized, the structure of the securitization, as well as other factors including the gross interest rate spread on contracts securitized, the amount of dealer participation paid, changes in credit loss assumptions, and the effect of hedging activities. Gross interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are reduced through hedging activities.

PROVISION FOR CREDIT LOSSES

We maintain an allowance for credit losses on the contracts held on the balance sheet to cover probable losses which can be reasonably estimated. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on such contracts held on balance sheet or by the reduction of the amount of contracts held on balance sheet from securitization transactions treated as sales. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet, pending sales of contracts and historical loss trends. When we sell contracts in a securitization transaction, which is discounted for as a sale, we reduce our allowance for credit losses and factor estimated future losses into our calculation of gain on sale. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned portfolio which can be reasonably estimated.

The provision for credit losses increased to $11.7 million for the three months ended March 31, 2000 compared with $11.2 million for the same period in 1999. The increase is the result of a higher level of contracts held on the balance sheet.

OPERATING EXPENSES

Total operating expenses were $48.3 million for the three months ended March 31, 2000 compared with $43.5 million for the same period in 1999. Operating expenses as a percentage of average serviced contracts declined to 3.5% for the first quarter of 2000 compared with 3.9% for the same period a year earlier.

INCOME TAXES

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp, the holding company parent of the Bank. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate for the three months ended March 31, 2000 and 1999 was 41.8% and 42.1%, respectively.

PRO-FORMA STATEMENTS OF INCOME

The following pro-forma statements of income present our results under the assumption that all our securitization transactions are treated as financings and no such transactions or portions thereof are treated as sales. We believe that such a presentation is an important performance measure of our operations. If treated as financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the contracts in the trusts and the related financing costs are reflected over the life of the underlying pool of loans. We refer to these pro-forma results as "portfolio basis" statements of income since the contracts would have remained in our on balance sheet contract portfolio if we accounted for the transactions as financings. We monitor the periodic portfolio basis earnings of our serviced contract portfolio and believe these portfolio basis statements assist in better understanding our business.

The following tables presents the portfolio basis statements of income and a reconciliation to net income as reflected in our consolidated statements of income:

                         WFS FINANCIAL AND SUBSIDIARIES
                      PORTFOLIO BASIS STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                             FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                              --------------------------------------------------------
                                                                 2000          2000(1)         1999           1999(1)
                                                              ----------     ----------     ----------      ----------
                                                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Interest income                                               $  180,470           13.2%       146,074             13.1%
Interest expense                                                  86,876            6.3         68,285              6.1
                                                              ----------     ----------     ----------      -----------
    Net interest income                                           93,594            6.9         77,789              7.0

Net chargeoffs (2)                                                27,466            2.0         29,983              2.7
Provision for growth (3)                                           5,165            0.4          1,663              0.1
                                                              ----------     ----------     ----------      -----------
    Provision for credit losses                                   32,631            2.4         31,646              2.8
                                                              ----------     ----------     ----------      -----------

    Net interest income after provision for credit losses         60,963            4.5         46,143              4.2

Other income                                                      14,692            1.1         10,020              0.9
Operating expenses                                                50,112            3.7         45,168              4.1
                                                              ----------     ----------     ----------      -----------

    Income before income tax                                      25,543            1.9         10,995              1.0
Income tax (4)                                                    10,665            0.8          4,627              0.4
                                                              ----------     ----------     ----------      -----------
Portfolio basis net income                                    $   14,878            1.1%    $    6,368              0.6%
                                                              ==========     ==========     ==========      ===========

Portfolio basis net income per common share - diluted         $     0.54                    $     0.25               11
                                                              ==========                    ==========
Average serviced contracts                                                   $ 5,476,007                    $ 4,447,784
                                                                             ===========                    ===========


(1) Rates are calculated by dividing amounts by average serviced contracts for the respective periods.
(2)  Represents actual chargeoffs incurred during the period, net of recoveries.
(3) Represents additional allowance for credit losses we would set aside due to an increase in the serviced portfolio.
(4)  Such tax effect is based upon our tax rate for the respective period.

                         WFS FINANCIAL AND SUBSIDIARIES
      RECONCILIATION OF GAAP BASIS NET INCOME TO PORTFOLIO BASIS NET INCOME
                                   (UNAUDITED)


                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
                                                        2000             1999
                                                      --------         --------
                                                        (DOLLARS IN THOUSANDS)

GAAP net income                                       $ 14,766         $ 11,585

Portfolio basis adjustments:
    Gain on sales of  contracts                         (7,719)         (28,255)
    Retained interest income                           (13,316)          (7,496)
    Contractual servicing income                       (11,682)         (11,226)
    Net interest income                                 55,635           60,133
    Provision for credit losses                        (20,954)         (20,447)
    Operating expenses                                  (1,771)          (1,714)
                                                      --------         --------
Total portfolio basis adjustments                          193           (9,005)

Net tax effect (1)                                          81           (3,788)
                                                      --------         --------

           Portfolio basis net income                 $ 14,878         $  6,368
                                                      ========         ========


(1) Such tax is based on our tax rate for the respective period.

FINANCIAL CONDITION

CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE

We held a portfolio of contracts on balance sheet for investment that totaled $586 million at March 31, 2000 and $71.8 million at December 31, 1999. This increase is due to treating $540 million of the total $1.2 billion securitization transaction closed in March 2000 as a secured financing. Contracts held for sale was $1.1 billion at March 31, 2000 compared with $1.4 billion at December 31, 1999. The balance of contracts held for sale is largely dependent upon the timing of the origination and securitization of contracts.

The following table presents a summary of our automobile contracts purchased:

                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                       2000               1999
                                                     --------           --------
                                                        (DOLLARS IN THOUSANDS)

New vehicles                                         $215,386           $166,580
Used vehicles                                         755,095            586,352
                                                     --------           --------
    Total volume                                     $970,481           $752,932
                                                     ========           ========

Prime                                                $668,665           $539,297
Non-prime                                             301,816            213,635
                                                     --------           --------
    Total volume                                     $970,481           $752,932
                                                     ========           ========


AMOUNTS DUE FROM TRUSTS

The excess cash flow generated by contracts sold to each of the securitization trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, we advance additional monies to WFS Financial Auto Loans, Inc. ("WFAL") to initially fund these spread accounts. We establish a liability associated with the use of the spread account funds which is reduced as such funds reach predetermined funding levels. We are released from these obligations after the spread account reaches a predetermined funding level. Amounts due from trusts represent amounts due to us that are still under obligation to be held in the spread accounts. The amounts due from trusts at March 31, 2000 was $475 million compared with $439 million at December 31, 1999. The increase is a result of the increase in the total contracts sold and outstanding.

ASSET QUALITY

We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles and seek to collect on deficiency balances.

At March 31, 2000, the percentage of accounts delinquent 30 days or greater was 1.79% compared with 2.84% at December 31, 1999. Delinquency is calculated by us based on the contractual due date. Net chargeoffs on average contracts outstanding for the quarter ended March 31, 2000 were 2.01% compared with 2.70% for the quarter ended March 31, 1999. Stricter underwriting guidelines, the successful implementation of our multiple credit scoring models, and a greater concentration of prime automobile contracts in our portfolio and an improved servicing platform have all contributed to better asset quality.

The following table sets forth information with respect to the delinquency of our portfolio of contracts serviced which includes delinquency information relating to contracts which are owned by us and contracts which have been sold and securitized but are serviced by us:

                                               MARCH 31, 2000               DECEMBER 31, 1999
                                         ------------------------       ------------------------
                                          AMOUNT       PERCENTAGE        AMOUNT       PERCENTAGE
                                         --------      ----------       --------      ----------
                                                         (DOLLARS IN THOUSANDS)

Period of delinquency (1)
   31-59 days                            $ 70,562         1.25%         $107,416         2.01%
   60 days or more                         30,549         0.54            44,610         0.83
                                         --------         ----          --------         ----
Total contracts delinquent and
   delinquencies as a percentage
   of contracts serviced                 $101,111         1.79%         $152,026         2.84%
                                         ========         ====          ========         ====

(1) The period of delinquency is based on the number of days payments are contractually past due.

The following table sets forth information with respect to repossessions in our portfolio of serviced contracts:

                                                                 MARCH 31, 2000                  DECEMBER 31, 1999
                                                           --------------------------       --------------------------
                                                            NUMBER OF                       NUMBER OF
                                                            CONTRACTS        AMOUNT         CONTRACTS         AMOUNT
                                                           ----------      ----------       ----------      ----------
                                                                             (DOLLARS IN THOUSANDS)

Contracts serviced (1)                                        543,660      $5,664,144          524,709      $5,354,385
                                                           ==========      ==========       ==========      ==========

Repossessed vehicles                                              350      $    2,205              559      $    3,374
                                                           ==========      ==========       ==========      ==========
Repossessed vehicles as a percentage of number and
   amount of contracts outstanding                               0.06%           0.04%            0.11%           0.06%


(1) Includes contracts which are have been sold and securitized but are serviced by us.


The following table sets forth information with respect to actual credit loss experience on our portfolio of contracts serviced:

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                               ------------------------------
                                                                                  2000                1999
                                                                               ----------          ----------
                                                                                   (DOLLARS IN THOUSANDS)

Contracts serviced at end of period (1)                                        $5,664,144          $4,552,009
                                                                               ==========          ==========

Average contracts serviced during period (1)                                   $5,476,007          $4,447,784
                                                                               ==========          ==========

Gross chargeoffs of contracts serviced during period                           $   40,952          $   42,489
Less: recoveries of contracts charged off in current and prior periods             13,484              12,506
                                                                               ----------          ----------
Net chargeoffs                                                                 $   27,468          $   29,983
                                                                               ==========          ==========

Net chargeoffs as a percentage of average contracts outstanding during
    period                                                                           2.01%               2.70%
                                                                               ==========          ==========



--------------
(1) Includes contracts which are owned by us and contracts which have been sold and securitized but are serviced by us.

The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:


                         WFS FINANCIAL AND SUBSIDIARIES
               CUMULATIVE STATIC POOL LOSS CURVES (1) (UNAUDITED)
                                AT MARCH 31, 2000

  MONTH (2)      1995-4   1995-5   1996-A   1996-B   1996-C   1996-D   1997-A   1997-B   1997-C   1997-D
--------------------------------------------------------------------------------------------------------

      1           0.00%    0.01%    0.00%    0.01%    0.00%    0.02%    0.00%    0.00%    0.00%    0.00%
      2           0.06%    0.09%    0.06%    0.09%    0.09%    0.10%    0.08%    0.06%    0.05%    0.05%
      3           0.16%    0.16%    0.17%    0.20%    0.22%    0.24%    0.20%    0.15%    0.12%    0.14%
      4           0.31%    0.32%    0.29%    0.35%    0.52%    0.44%    0.36%    0.33%    0.29%    0.31%
      5           0.52%    0.48%    0.48%    0.61%    0.74%    0.71%    0.62%    0.56%    0.46%    0.56%
      6           0.70%    0.62%    0.63%    0.88%    0.98%    0.93%    0.85%    0.77%    0.67%    0.75%
      7           0.86%    0.78%    0.81%    1.14%    1.27%    1.16%    1.12%    1.10%    0.93%    0.99%
      8           1.02%    0.98%    1.08%    1.42%    1.52%    1.43%    1.45%    1.40%    1.16%    1.24%
      9           1.13%    1.16%    1.35%    1.67%    1.77%    1.72%    1.70%    1.70%    1.37%    1.47%
     10           1.26%    1.32%    1.63%    1.91%    1.98%    2.03%    2.02%    2.00%    1.66%    1.75%
     11           1.41%    1.54%    1.87%    2.18%    2.21%    2.34%    2.32%    2.22%    1.94%    2.06%
     12           1.52%    2.01%    2.06%    2.38%    2.49%    2.62%    2.61%    2.43%    2.16%    2.35%
     13           1.66%    2.03%    2.28%    2.58%    2.73%    2.97%    2.92%    2.66%    2.40%    2.63%
     14           1.86%    2.25%    2.47%    2.79%    2.99%    3.27%    3.14%    2.91%    2.65%    2.86%
     15           2.07%    2.41%    2.63%    2.95%    3.21%    3.53%    3.30%    3.15%    2.90%    3.05%
     16           2.26%    2.59%    2.79%    3.14%    3.47%    3.79%    3.55%    3.47%    3.15%    3.19%
     17           2.47%    2.77%    2.97%    3.38%    3.70%    4.02%    3.77%    3.77%    3.36%    3.32%
     18           2.59%    2.88%    3.12%    3.55%    3.94%    4.19%    3.94%    3.97%    3.55%    3.42%
     19           2.72%    3.00%    3.31%    3.80%    4.18%    4.43%    4.21%    4.20%    3.70%    3.50%
     20           2.88%    3.12%    3.49%    3.98%    4.36%    4.65%    4.40%    4.39%    3.81%    3.60%
     21           2.95%    3.24%    3.63%    4.14%    4.53%    4.80%    4.59%    4.53%    3.91%    3.69%
     22           3.04%    3.39%    3.80%    4.31%    4.67%    5.07%    4.81%    4.67%    4.00%    3.81%
     23           3.13%    3.53%    3.95%    4.46%    4.84%    5.27%    5.00%    4.75%    4.11%    3.96%
     24           3.22%    3.64%    4.10%    4.58%    5.01%    5.47%    5.14%    4.81%    4.21%    4.10%
     25           3.30%    3.72%    4.22%    4.74%    5.17%    5.65%    5.24%    4.88%    4.30%    4.23%
     26           3.37%    3.83%    4.33%    4.87%    5.34%    5.80%    5.33%    4.94%    4.44%    4.34%
     27           3.47%    3.95%    4.41%    4.98%    5.50%    5.91%    5.39%    5.04%    4.56%    4.44%
     28           3.50%    4.08%    4.51%    5.11%    5.67%    5.98%    5.44%    5.11%    4.66%    4.51%
     29           3.58%    4.16%    4.60%    5.21%    5.78%    6.06%    5.50%    5.21%    4.77%
     30           3.65%    4.25%    4.70%    5.31%    5.89%    6.12%    5.56%    5.31%    4.79%
     31           3.75%    4.31%    4.79%    5.42%    5.98%    6.17%    5.65%    5.40%    4.83%
     32           3.80%    4.35%    4.85%    5.50%    6.02%    6.24%    5.71%    5.48%
     33           3.83%    4.40%    4.91%    5.55%    6.06%    6.29%    5.79%    5.52%
     34           3.87%    4.46%    4.99%    5.58%    6.11%    6.34%    5.85%    5.54%
     35           3.91%    4.54%    5.03%    5.60%    6.14%    6.39%    5.89%
     36           3.94%    4.58%    5.07%    5.62%    6.16%    6.44%    5.93%
     37           3.96%    4.61%    5.11%    5.65%    6.17%    6.47%    5.96%
     38           3.99%    4.64%    5.11%    5.68%    6.22%    6.53%
     39           4.01%    4.66%    5.12%    5.70%    6.27%    6.56%
     40           4.04%    4.69%    5.12%    5.71%    6.30%    6.58%
     41           4.06%    4.69%    5.13%    5.74%    6.34%
     42           4.07%    4.69%    5.13%    5.76%    6.35%
     43           4.07%    4.68%    5.13%    5.77%    6.37%
     44           4.07%    4.68%    5.13%    5.79%
     45           4.06%    4.68%    5.14%    5.79%
     46           4.05%    4.68%    5.14%    5.79%
     47           4.05%    4.66%    5.15%
     48           4.05%    4.68%    5.15%
     49           4.03%    4.67%
     50           4.03%    4.68%
     51           4.03%    4.68%
     52           4.04%    4.67%
PRIME MIX (3)       65%      64%      59%      58%      55%      51%      54%      55%      53%      49%

                       WFS AND FINANCIAL AND SUBSIDIARIES
                     CUMULATIVE STATIC POOL LOSS CURVES (1)
                                AT MARCH 31, 2000


  MONTH (2)     1998-A    1998-B   1998-C   1999-A   1999-B   1999-C   2000-A
-----------------------------------------------------------------------------

      1           0.00%    0.00%    0.00%    0.00%    0.00%    0.00%    0.00%
      2           0.04%    0.02%    0.04%    0.04%    0.04%    0.02%
      3           0.11%    0.08%    0.11%    0.11%    0.11%    0.10%
      4           0.25%    0.18%    0.23%    0.20%    0.26%    0.25%
      5           0.44%    0.38%    0.39%    0.33%    0.47%    0.40%
      6           0.66%    0.59%    0.50%    0.46%    0.66%    0.56%
      7           0.95%    0.83%    0.61%    0.62%    0.87%
      8           1.23%    1.03%    0.75%    0.76%    1.00%
      9           1.50%    1.21%    0.86%    0.92%    1.13%
     10           1.79%    1.40%    1.00%    1.11%
     11           2.03%    1.53%    1.17%    1.30%
     12           2.21%    1.62%    1.32%    1.47%
     13           2.39%    1.74%    1.48%    1.61%
     14           2.49%    1.84%    1.66%    1.73%
     15           2.60%    1.96%    1.79%
     16           2.72%    2.10%    1.91%
     17           2.85%    2.22%    2.01%
     18           2.98%    2.40%
     19           3.11%    2.55%
     20           3.25%    2.69%
     21           3.35%    2.79%
     22           3.48%    2.85%
     23           3.62%    2.85%
     24           3.70%    2.85%
     25           3.75%    2.85%


                    57%      67%      70%      70%      70%      67%      69%


(1) Cumulative static pool losses are equal to the cumulative amount of losses actually recognized up to and including a given month divided by the original principal balance of the securitization transaction.
(2) Represents the number of months since the inception of the securitization transaction.
(3) Represents the original percentage of prime contacts sold within each pool.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of our consistent managed growth, favorable loss experience and efficient operations.

In addition to our indirect statement of cash flows as presented under GAAP, we also analyze the key cash flows from our operations on a direct basis excluding certain items such as the purchase or sale of contracts. The following table shows our operating cash flows:

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                          2000             1999
                                                        -------          -------
                                                         (DOLLARS IN THOUSANDS)
Cash flows from trust                                   $35,550          $36,800
Contractual servicing income                             11,682           11,226
Cash flows from owned loans                              38,970           18,409
Other fee income                                         14,692           10,019
Less:
Dealer participation                                     22,878           20,139
Operating costs                                          48,341           43,454
                                                        -------          -------
Operating cash flows                                    $29,675          $12,861
                                                        =======          =======

Operating cash flows have improved dramatically for the three months ended March 31, 2000 compared with the three months ended March 31, 1999 as a result of the improving credit quality of our portfolio as well as improved operating efficiency and declining dealer participation rates.

PRINCIPAL SOURCES OF CASH

Collections of Principal and Interest from Contracts

Our primary source of funds is the collection of principal and interest from contracts originated. These monies are deposited into collection accounts established in connection with each securitization transaction or into our accounts for contracts not in a securitization. Pursuant to reinvestment contracts entered into in connection with each securitization transaction, our parent entity, the Bank, and our subsidiary, WFS Financial Auto Loans 2, Inc. ("WFAL2"), receive access to the amounts deposited into each collection account and the amounts held in the spread accounts for each securitization transaction. The Bank and WFAL2 then make those funds available to us, in the case of the Bank pursuant to our reinvestment contract with the Bank and in the case of WFAL2 through its purchase of contracts from us. We are then permitted to use those amounts so received in our daily operations to fund the purchase of contracts or to cover the day to day costs of our operations. Principal and interest collections totaled $863 million for the three months ended March 31, 2000 compared with $706 million for the three months ended March 31, 1999.

Contract Securitizations

Since 1985, we have securitized $15.6 billion of automobile receivables in 47 public offerings making us the fourth largest issuer of such securities in the nation. For the quarter ended March 31, 2000, we securitized $1.2 billion compared to $1.0 billion securitized a year earlier. We expect to continue to use securitization transactions as part of our liquidity strategy when appropriate market conditions exist.

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

These financing arrangements provide us with another source of liquidity beyond the secondary markets, thereby affording us a greater ability to choose the timing of our securitization transactions.

PRINCIPAL USES OF CASH

Purchase of Automobile Contracts

Our most significant use of cash is the purchase of automobile contracts. We acquire these contracts through our nationwide relationship of franchised and select independent automobile dealers. Payments for such contracts are sent to our dealers either via an electronic funds transfer or check. We purchased $970 million of contracts during the three months ended March 31, 2000 compared to $753 million for the three months ended March 31, 1999.

Payments of Principal and Interest on Securitization Transactions

Under the terms of our reinvestment contract and the conduit financing transactions, we are required to make quarterly payments of interest and principal to noteholders and certificateholders. Payment of principal and interest to noteholders and certificateholders was $1.1 billion during for the three months ended March 31, 2000 compared with $0.5 billion for the three months ended March 31, 1999. The increase was primarily the result of the retirement of our conduit facility.

Dealer Participation

Consistent with industry practice, we generally pay an up-front dealer participation to the originating dealer for each contract purchased. Participation paid by us to dealers for the three months ended March 31, 2000 totaled $22.9 million compared with $20.1 million for the same period in 1999. Typically, the acquisition of prime quality contracts requires a higher amount of participation paid to the dealer due to the increased level of competition for such contracts.

Advances to Spread Accounts

At the time a securitization transaction closes, we are required to advance monies to initially fund spread accounts. Additionally, these spread accounts are required to increase beyond the initial spread account funding to predetermined levels. These spread accounts increase through receipt of excess cash flow until these predetermined levels are met. The amounts due from trust represent funds due to us that have not yet been disbursed from the spread accounts. The amounts due from trusts at March 31, 2000, including initial advances not yet returned, was $475 million compared with $439 million at December 31, 1999.

Operating Our Business

Our largest operating expenditure is salaries and benefits paid to our associates. Other amounts include occupancy costs, costs associated with collection and repossession, telephone and data processing costs. We also use substantial amounts of cash in capital expenditures for automation and new technologies to remain competitive and to become more efficient.

FORWARD-LOOKING STATEMENTS

Included in our Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this prospectus are several "forward-looking statements." Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue" or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are:

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

ITEM 3  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Fluctuations in interest rates and early prepayment of our contracts are the primary market risks facing our company. The Credit and Pricing Committee is responsible for setting credit and pricing policies and for monitoring credit quality. Our Asset/Liability Committee is responsible for the management of interest rate and prepayment risks. Asset/liability management is the process of measuring and controlling interest rate risk through matching the maturity and repricing characteristics of interest earning assets with those of interest bearing liabilities.

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

The contracts originated and held by us are all fixed rate and, accordingly, we have exposure to changes in interest rates. Our prepayment experience on contracts has not been historically sensitive to changes in interest rates and we, therefore, believe that we are not exposed to significant prepayment risk relative to changes in interest rates.

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

We then sell or transfer contracts to securitization trusts that in turn sell asset-backed securities to investors. By securitizing our contracts, we are able to lock in the gross interest rate spread between the yield on such contracts and the interest rate on the asset-backed securities. For transactions treated as sales, gains and losses relative to these forward agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts. For transactions treated as secured financings, gain and losses relative to the forward agreements are deferred until the time of securitization and then amortized as an adjustment to interest expense over the term of the notes issued.

The Asset/Liability Committee monitors our hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The amount and timing of hedging transactions are determined by our senior management based upon the monitoring activities of the Asset/Liability Committee. As a result of this approach to interest rate management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard.

                           PART II. OTHER INFORMATION


ITEM 1.            LEGAL PROCEEDINGS

                   We are involved as a party to certain legal proceedings incidental to its business. We believe that the outcome of such proceedings will not have a material effect upon our business or financial condition.

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


                                WFS FINANCIAL INC
--------------------------------------------------------------------------------
                                  (Registrant)






Date:  May 15, 2000                    By: /s/JOY SCHAEFER
     ------------------------          -----------------------------------------
                                       Joy Schaefer
                                       Vice Chairman, Director, and
                                       Chief Executive Officer


Date:  May 15, 2000                    By: /s/LEE A. WHATCOTT
     ------------------------          -----------------------------------------
                                       Lee A. Whatcott
                                       Senior Executive Vice President
                                       (Principal Financial and Accounting
                                       Officer) and Chief Financial Officer

                                  EXHIBIT INDEX


                          27    Financial Data Schedule