Form 10-Q
period 2000-06-30
WFS FINANCIAL INC
filed 2000-08-14
CIK 946343

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (Mark One)

         /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period ________ to _________

                         COMMISSION FILE NUMBER 33-93068
                         -------------------------------

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

                                 (949) 727-1002
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ .

As of July 31, 2000 the registrant had 28,423,472 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 33.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 2000
                                TABLE OF CONTENTS

                                                                                 Page No.
                                                                                 --------
    PART I.     FINANCIAL INFORMATION

    Item 1.     Financial Statements

                Consolidated Statements of Financial Condition at
                June 30, 2000 and December 31, 1999                                  3

                Consolidated Statements of Income for the Three and Six
                Months Ended June 30, 2000 and 1999                                  4

                Consolidated Statements of Changes in Shareholders' Equity
                for the Periods Ended June 30, 2000 and December 31, 1999            5

                Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2000 and 1999                              6

                Notes to Consolidated Financial Statements                           7

    Item 2.     Management's Discussion and Analysis of Financial

                Condition and Results of Operations                                 14

    Item 3.     Quantitative and Qualitative Disclosure about Market Risk           30


   PART II.     OTHER INFORMATION

    Item 1.     Legal Proceedings                                                   31

    Item 2.     Changes in Securities                                               31

    Item 3.     Defaults Upon Senior Securities                                     31

    Item 4.     Submission of Matters to a Vote of Security Holders                 31

    Item 5.     Other Information                                                   31

    Item 6.     Exhibits and Reports on Form 8-K                                    32

SIGNATURES                                                                          33


                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS

                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                     JUNE 30,            DECEMBER 31,
                                                                                       2000                  1999
                                                                               --------------------- ----------------------
                                                                               (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
ASSETS
 Cash and short-term investments                                                     $       6,889           $      7,120
 Contracts receivable                                                                    1,521,470                 71,757
 Contracts held for sale                                                                 1,105,773              1,423,960
 Allowance for credit losses                                                               (51,528)               (36,682)
                                                                               --------------------- ----------------------
 Contracts receivable, net                                                               2,575,715              1,459,035
 Amounts due from trusts                                                                   403,039                439,022
 Retained interest in securitized assets                                                   140,639                167,277
 Premises and equipment, net                                                                37,472                 38,038
 Accrued interest receivable                                                                17,544                 10,521
 Other assets                                                                                3,527                  9,914
                                                                               --------------------- ----------------------
          TOTAL ASSETS                                                               $   3,184,825          $   2,130,927
                                                                               ===================== ======================
LIABILITIES
 Notes payable - parent                                                               $    201,219           $    178,908
 Notes payable                                                                           1,440,424
 Secured lines of credit                                                                   617,208              1,012,293
 Amounts held on behalf of trustee                                                         608,828                687,274
 Other liabilities                                                                          36,455                 40,264
                                                                               --------------------- ----------------------
          TOTAL LIABILITIES                                                              2,904,134              1,918,739

SHAREHOLDERS' EQUITY
Common stock, (no par value; authorized 50,000,000 shares; issued and outstanding 28,423,472 shares in 2000 and 25,771,956 shares in 1998 and
   in 1999)                                                                                111,909                 74,010
Paid-in capital                                                                              4,337                  4,327
Retained earnings                                                                          165,603                134,690
Accumulated other comprehensive loss, net of tax                                            (1,158)                 (839)
                                                                               --------------------- ----------------------
          TOTAL SHAREHOLDERS' EQUITY                                                       280,691                212,188
                                                                               --------------------- ----------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $   3,184,825          $   2,130,927
                                                                               ===================== ======================


          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30,                               JUNE 30,
                                                     --------------------------------------- -------------------------------------
                                                            2000                1999                2000               1999
                                                     ------------------- ------------------- ------------------- -----------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
REVENUES
       Interest income                                     $    76,289          $   38,507         $   137,314        $   62,251
       Interest expense                                         31,435              11,073              55,163            17,160
                                                     ------------------- ------------------- ------------------- -----------------
           Net interest income                                  44,854              27,434              82,151            45,091
       Servicing income                                         44,128              39,753              83,818            68,494
       Gain on sale of contracts                                                                         7,719            28,255
                                                     ------------------- ------------------- ------------------- -----------------
              TOTAL REVENUES                                    88,982              67,187             173,688           141,840

EXPENSES
       Provision for credit losses                              14,857               4,758              26,534            15,957
       Operating expenses:
           Salaries and associate benefits                      29,982              26,680              60,569            54,926
           Credit and collections                                4,760               5,129              10,169            11,256
           Miscellaneous                                        12,477               9,611              24,161            18,691
                                                     ------------------- ------------------- ------------------- -----------------
              TOTAL OPERATING EXPENSES                          47,219              41,420              94,899            84,873
                                                     ------------------- ------------------- ------------------- -----------------
              TOTAL EXPENSES                                    62,076              46,178             121,433           100,830
                                                     ------------------- ------------------- ------------------- -----------------

INCOME BEFORE INCOME TAX                                        26,906              21,009              52,255            41,010
       Income tax                                               10,759               8,858              21,342            17,274
                                                     ------------------- ------------------- ------------------- -----------------
NET INCOME                                                 $    16,147          $   12,151         $    30,913        $   23,736
                                                     =================== =================== =================== =================
Net income per common share:
       Basic                                                $     0.57           $    0.47          $     1.11         $    0.92
                                                     =================== =================== =================== =================
       Diluted                                              $     0.57           $    0.47          $     1.10         $    0.92
                                                     =================== =================== =================== =================


Weighed average number of common shares outstanding:
       Basic                                                28,423,382          25,712,853          27,923,931        25,711,119
       Diluted                                              28,550,750          25,823,163          28,048,805        25,781,011


          See accompanying notes to consolidated financial statements.

                         WFS FINANCIAL AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                                                                                     COMPREHENSIVE
                                                         COMMON         PAID-IN       RETAINED       INCOME (LOSS),
                                           SHARES        STOCK          CAPITAL       EARNINGS         NET OF TAX        TOTAL
                                       --------------- ------------- -------------- -------------- ------------------- -------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Balance at January 1, 1999                25,708,611     $  73,564       $  4,000       $ 85,315          $    1,462    $  164,341
     Net income                                                                           49,375                            49,375
     Unrealized gains (losses) on
        retained interest in
        securitized assets, net of tax

        (1)                                                                                                   (2,301)       (2,301)
                                                                                                                       -------------
     Comprehensive income                                                                                                   47,074
Stock options exercised                       63,345           446            327                                              773
                                       --------------- ------------- -------------- -------------- ------------------- -------------
Balance at December 31, 1999              25,771,956        74,010          4,327        134,690                (839)      212,188
   Net income                                                                             30,913                            30,913
        Unrealized gains (losses) on
        retained interest in
        securitized assets, net of tax
        (1)                                                                                                     (319)         (319)
                                                                                                                       -------------
   Comprehensive income                                                                                                     30,594
   Stock issuance                          2,650,000        37,889             10                                           37,899
   Stock options exercised                     1,516            10                                                              10
                                       --------------- ------------- -------------- -------------- ------------------- -------------
Balance at June 30, 2000                  28,423,472     $ 111,909       $  4,337      $ 165,603         $    (1,158)   $  280,691
                                       =============== ============= ============== ============== =================== =============


(1) Includes securities available for sale and retained interest in securitized assets. The pre-tax increase in unrealized losses on retained interest in securitized assets was $0.6 million for the period ended June 30, 2000 compared with $4.0 million for the period ended December 31, 1999.

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                      --------------------------------------
                                                                                             2000               1999
                                                                                      ------------------- ------------------
                                                                                             (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                                  $    30,913        $    23,736
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Provision for credit losses                                                                   26,534             15,957
   Depreciation                                                                                   4,766              3,194
   Amortization of retained interest in securitized assets                                       45,327             53,138
   Gain on disposal of assets                                                                                          (86)
   Increase in other assets                                                                        (635)            (3,544)
   (Decrease) increase in liabilities                                                            (3,575)             1,550
                                                                                      ------------------- ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       103,330             93,945
INVESTING ACTIVITIES
Automobile contracts:
     Purchase of contracts                                                                   (2,052,346)        (1,622,064)
     Proceeds from sale of contracts                                                            660,000          1,000,000
     Other change in contracts                                                                  249,131            113,182
Increase in retained interest in securitized assets                                             (19,240)           (49,961)
Decrease (increase) in amounts due from trust                                                    35,984            (21,922)
Purchase of premises and equipment                                                               (4,201)           (10,205)
                                                                                      ------------------- ------------------
NET CASH USED IN INVESTING ACTIVITIES                                                        (1,130,672)          (590,970)
FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                           37,909                 54
Proceeds from (payments on) notes payable                                                     1,001,631            (23,700)
Proceeds from secured lines of credit                                                            66,018            483,078
(Decrease) increase in amounts held on behalf of trustee                                        (78,447)            22,572
                                                                                      ------------------- ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     1,027,111            482,004
                                                                                      ------------------- ------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                              (231)           (15,021)
Cash and cash equivalents at beginning of period                                                  7,120             15,021
                                                                                      ------------------- ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $    6,889   $
                                                                                      =================== ==================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest                                                                                    $    50,252        $    15,311
Income taxes                                                                                $    39,159        $    17,760



          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the WFS Financial Inc Form 10-K.

Certain amounts from the 1999 consolidated financial statement amounts have been reclassified to conform to the 2000 presentation.

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). These statements provide guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements of all fiscal quarters of all fiscal years beginning after June 15, 2000. These Statements will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Changes in the fair value of derivatives that are hedges will, depending on the nature of the hedges, be either offset against the change in fair value of the hedged assets, liabilities or firm commitments through other comprehensive income or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We are in the process of evaluating the effect that SFAS 133, if any, will have on our earnings and financial position.

                       WFS FINANCIAL INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

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

 Net contracts receivable consisted of the following:

                                                          JUNE 30,      DECEMBER 31,
                                                            2000            1999
                                                        ----------------------------
                                                            (DOLLARS IN THOUSANDS)
Contracts                                               $ 2,649,386      $ 1,518,433
Unearned discounts                                          (74,948)         (54,248)
                                                        -----------      -----------
     Net contracts                                        2,574,438        1,464,185
Allowance for credit losses                                 (51,528)         (36,682)
Dealer participation, net of deferred contract fees          52,805           31,532
                                                        -----------      -----------
     Net contracts receivable                           $ 2,575,715      $ 1,459,035
                                                        ===========      ===========


Contracts serviced by us for the benefit of others totaled approximately $3.5 billion at June 30, 2000 and $3.9 billion at December 31, 1999.

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                    ---------------------------------------------------
                                                        2000          1999          2000          1999
                                                     --------      --------      --------      --------
                                                                     (DOLLARS IN THOUSANDS)
Balance at beginning of period                        $ 42,813      $ 18,695      $ 36,682      $ 11,246
Provision for credit losses                             14,857         4,758        26,534        15,957
Charged off contracts                                   (9,144)       (3,409)      (17,528)       (8,911)
Recoveries                                               3,002         1,913         5,840         3,665
                                                      --------      --------      --------      --------
Balance at end of period                              $ 51,528      $ 21,957      $ 51,528      $ 21,957
                                                      ========      ========      ========      ========

                       WFS FINANCIAL INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                  (UNAUDITED)

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

Prepayment and credit loss assumptions are also utilized to estimate future excess spread. We currently use a prepayment rate of 1.6% Absolute Prepayment Model, also known as ABS. Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of impairment to the value of the RISA. We determine the cumulative loss rate based upon our review of historical cumulative loss experience, collection and repossession data, estimates of the value of the underlying collateral, economic conditions and trends, the mix of prime and non-prime contracts and other information. Cumulative net credit loss assumptions utilized during 2000 and 1999 ranged from 6% to 7%. Future earnings are discounted at a rate we believe to be representative of the market at the time of securitization. Currently, we use a discount rate of 425 basis points over the two-year Treasury rate. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the contracts.

The balance of the RISA is amortized on a monthly basis over the expected repayment life of the underlying contracts. Actual cash flows in excess of the amortization of the RISA are shown in our income statement as retained interest income. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of shareholders' equity on our consolidated statements of financial condition as accumulated other comprehensive income (loss), net of applicable taxes.

                       WFS FINANCIAL INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

The following table presents the activity of the RISA:

                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                                -------------------------------------------------------------
                                                   2000             1999             2000              1999
                                                                     (DOLLARS IN THOUSANDS)
Beginning balance                                $ 164,640        $ 189,929        $ 167,277        $ 171,230
Additions                                                                             19,240           49,961
Amortization                                       (23,092)         (23,832)         (45,327)         (53,138)
Change in unrealized gain/loss on RISA (1)            (909)          (1,206)            (551)          (3,162)
                                                 ---------        ---------        ---------        ---------
Ending balance                                   $ 140,639        $ 164,891        $ 140,639        $ 164,891
                                                 =========        =========        =========        =========


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

The following table presents the estimated future undiscounted retained interest earnings to be received from securitzations:

                                                                              JUNE 30,          DECEMBER 31,
                                                                               2000                 1999
                                                                            -----------         -----------
                                                                                 (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings                                    $   346,065         $   410,066
Off balance sheet allowance for credit losses                                  (185,795)           (220,838)
Discount to present value                                                       (19,631)            (21,951)
                                                                            -----------         -----------
Retained interest in securitized assets                                     $   140,639         $   167,277
                                                                            ===========         ===========

Outstanding balance of contracts sold through securitizations               $ 3,498,548         $ 3,890,685
Off balance sheet allowance for losses as a percent of contracts sold
  through securitizations                                                          5.31%               5.68%


We believe that the off balance sheet allowance for losses is currently adequate to absorb probable losses in the sold portfolio that can be reasonably estimated.

                       WFS FINANCIAL INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                    JUNE 30,   DECEMBER 31,
                                                      2000          1999
                                                 -----------   -----------
                                                    (DOLLARS IN THOUSANDS)
Land                                                 $ 2,017       $ 2,017
Buildings                                             13,642        13,519
Computers and software                                34,660        31,502
Furniture, fixtures and leasehold improvements         4,324         3,638
Equipment                                              4,298         4,093
Automobiles                                              247           274
                                                 -----------   -----------
                                                      59,188        55,043
Less: accumulated depreciation                        21,716        17,005
                                                 -----------   -----------
                                                     $37,472       $38,038
                                                 ===========   ===========

NOTE 6 - INTERCOMPANY AGREEMENTS

We borrowed $125 million from our parent company, Western Financial Bank (the "Bank"), under the terms of the senior note. The senior note provides for principal payments of $25 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. During 1999, we made paydowns of $66.1 million without prepayment penalties. For the six months ended June 30, 2000, we made paydowns of $32.7 million without prepayment penalties. Interest payments on the senior note are due quarterly, in arrears, calculated at the rate of 7.25% per annum. Interest expense totaled $0.4 million and $1.1 million for the three and six months ended June 30, 2000, respectively, compared with $1.7 million and $3.7 million for the same respective periods in 1999.

Additionally, we borrowed $135 million under the terms of the promissory note from the Bank. The promissory note provides for principal payments of $67.5 million per year, commencing July 31, 2001 and continuing through its final maturity, July 31, 2002. Interest payments on the senior note are due quarterly, in arrears, calculated at the rate of 9.42% per annum. Pursuant to the terms of the promissory note, we may not incur any other indebtedness which is senior to the obligations evidenced by the promissory note except for (i) indebtedness under the senior note (ii) indebtedness collateralized or secured under the line of credit and (iii) indebtedness for similar types of warehouse lines of credit. Interest expense totaled $3.2 million and $6.4 million for the three and six months ended June 30, 2000, respectively, compared with $1.9 million and $3.4 million for the same respective periods in 1999.

                       WFS FINANCIAL INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

We also have a line of credit extended by the Bank permitting us to draw up to $1.8 billion as needed to be used in our operations. The amount of this line was increased from $1.3 billion effective May 23, 2000. We do not pay a commitment fee for the line of credit. The line of credit terminates on December 31, 2004 although the term may be extended by us for additional periods up to 60 months. When secured, the line of credit carries an interest rate equal to one-month London Interbank Offer Rate ("LIBOR") plus 75 basis points. When unsecured, the line of credit carries an interest rate equal to one-month LIBOR plus 125 basis points. The margins on this line were increased from 62.5 basis points when secured and 112.5 basis points when unsecured effective May 23, 2000. Interest on the amount outstanding under the line of credit is paid monthly, in arrears, and is calculated on the average amount outstanding that month. The Bank has the right under the line of credit to refuse to permit additional amounts to be drawn on the line of credit if, in the Bank's discretion, the amount sought to be drawn will not be used to finance our purchase of contracts or other working capital requirements. There was $617 million and $551 million outstanding at June 30, 2000 and December 31, 1999, respectively. Interest expense totaled $12.5 million and $25.3 million for the three and six months ended June 30, 2000, respectively, compared with $7.1 million and $12.0 million for the same respective periods in 1999.

NOTE 7 - SECURED FINANCINGS

We securitized $1.0 billion and $2.2 billion of automobile receivables in the asset-backed securities market for the three and six months ended June 30, 2000, respectively. The entire $1.0 billion securitized this quarter was treated as a secured financing for accounting purposes. Of the $2.2 billion securitized for the year, $1.5 billion was treated as a secured financing. The amount outstanding on the secured financings at June 30, 2000 was $1.4 billion. For each of these transactions, the Class A-1 Notes were rated A-1+ by Standard & Poor's Rating Services ("S&P") and P-1 by Moody's Investor Service, Inc. ("Moody's"). The Class A-2, A-3 and A-4 Notes were rated AAA by S&P and Aaa by Moody's. Timely principal and interest payments on the Notes are guaranteed by insurance policies. Interest payments on the Notes are due quarterly, in arrears, based on the respective Note's interest rate. Interest expense totaled $14.7 million and $23.6 million for the three and six months ended June 30, 2000.

                       WFS FINANCIAL INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

NOTE 8 - EARNING PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,
                                                ---------------- ---------------- ---------------------------------
                                                    2000              1999             2000             1999
                                                ---------------- ---------------- ---------------- ----------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Basic:
Net income                                      $    16,147       $    12,151       $    30,913       $    23,736
Average basic common shares outstanding          28,423,382        25,712,853        27,923,931        25,711,119
Net income per common share - basic             $      0.57       $      0.47       $      1.11       $      0.92

Diluted:
Net income                                      $    16,147       $    12,151       $    30,913       $    23,736
Average basic common shares outstanding          28,423,382        25,712,853        27,923,931        25,711,119
Stock option adjustment                             127,368           110,310           124,874            69,892
Average diluted common shares outstanding        28,550,750        25,823,163        28,048,805        25,781,011
Net income per common share - diluted           $      0.57       $      0.47       $      1.10       $      0.92

Options to purchase 6,600 and 21,000 shares of common stock at prices ranging from $13.00 to $18.00 per share were outstanding at June 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

NOTE 9 - SUBSEQUENT EVENT

A registration statement has been filed by WFS Receivables Corporation 2 ("WFSRC2"), a subsidiary of our ultimate parent, Westcorp, to issue automobile asset-backed securities collateralized by contracts purchased from us through a whole loan sale. This sale is expected to be completed during the third quarter of 2000 and is designed to efficiently utilize additional capital raised by Westcorp through its rights offering that was completed on June 15, 2000. We do not expect this transaction to have a material effect upon the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the nation's largest independent automobile finance companies with over 27 years of experience in the auto finance industry. We originate, securitize and service new and used retail automobile installment sales contracts generated through our relationships with over 8,500 franchised and select independent automobile dealers nationwide. At June 30, 2000, we serviced a portfolio of $6.1 billion.

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

The following chart represents selected key events in the purchase and servicing of contracts and their respective financial statement impact:

                 EVENT                                                   FINANCIAL STATEMENT IMPACT
Purchase and fund contract from dealer                      -  Pay principal amount of contract to dealer and record
                                                               contract receivable
                                                            -  Pay dealer participation to dealer and record dealer
                                                               participation as part of contract receivable
                                                            -  Establish allowance for credit losses
                                                            -  Fund purchase using line of credit and operating cash flows
                                                            -  Retain contract on balance sheet

Transfer contract to a securitization trust (on balance     -  Record securities as liabilities of the company
sheet)                                                      -  Retain contract on balance sheet
                                                            -  Pay down line of credit with securitization proceeds

Sell contract to a securitization trust (off balance sheet) -  Pay down line of credit with securitization proceeds
                                                            -  Remove contract receivable from balance sheet
                                                            -  Capitalize RISA, which represents the present value of the estimated future retained interest earnings net of credit
                                                               losses and adjusted for prepayments

                                                            -  Record gain on sale which is equal to the RISA less dealer participation, issuance costs and the effect of hedging activities
                                                            -  Reduce the allowance for credit losses

Collect payment for on balance sheet contract               -  Recognize net interest income
  (whether or not pledged to a securitization trust)        -  Reduce line of credit unless pledged to a securitization trust, in which case the payment is used to reduce the outstanding
                                                               amount of the respective notes to the asset-backed securities investor
                                                            -  Collect late charges and other fees


Collect payment for off balance sheet contract              -  Amortize the RISA asset (Actual cash flows in excess of the amortization of the RISA are shown in our income statement as retained interest income.)
                                                            -  Reduce the outstanding amount of the respective securitization transaction by the amount of principal received which is paid through to the asset-backed securities investor
                                                            -  Receive contractual servicing fees, late charges and other fees

Charge off on balance sheet contract                        -  Reduce the allowance for credit losses

Charge off off balance sheet contract                       -  Reduce the actual cash flows recognized from securitization trusts thereby increasing the amortization of the RISA


RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is affected by the difference between the rate earned on interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income total $44.9 million and $82.2 million for the three and six months ended June 30, 2000, respectively, compared with $27.4 million and $45.1 million for the same respective periods in 1999. The increase in net interest income is the result of holding a greater percentage of contracts on balance sheet and the increase in contract originations.

The following table shows the average rate earned on contracts and the average rate paid on borrowings together with the corresponding net interest rate spread for the periods indicated. The average cost of borrowings represents the average combined rate of the senior note, promissory note, line of credit, conduit facility, and secured financings.

                                                       FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                             JUNE 30,
                                                  ------------------ -----------------------------------------------------
                                                        2000               1999               2000              1999
                                                  ------------------ -----------------------------------------------------
                                                                           (DOLLARS IN THOUSANDS)
Yield on interest earning assets                             13.77%             14.27%             13.80%            14.40%
Cost of borrowings                                            7.12               5.99               7.02              6.14
                                                  ================== ===================== ===============  ==============
Net interest rate spread                                      6.65%              8.28%              6.78%             8.26%
                                                  ================== ===================== ===============  ==============

The decrease in the yield on interest earning assets is the result of a greater percentage of prime contracts held on the balance sheet. The increase in the cost of borrowings is the result of an increase in the rate on our lines of credit as well as the issuance of $540 million and $1 billion in notes in secured financing securitization transactions with all-in borrowing cost of 6.69% and 6.79%% for the three and six months ended June 30, 2000, respectively. Higher borrowing costs for these products are due to a higher interest rate environment.

SERVICING INCOME

The components of servicing income were as follows:

                                                       FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                             JUNE 30,
                                                  ------------------ -----------------------------------------------------
                                                        2000               1999               2000              1999
                                                  ------------------ -----------------------------------------------------
                                                                           (DOLLARS IN THOUSANDS)
Retained interest income                                $   17,616         $   18,084         $   30,932        $   25,580
Contractual servicing income                                11,444             10,784             23,127            22,009
Other fee income                                            15,068             10,885             29,759            20,905
                                                  ================== ===================== ===============  ==============
          Total servicing income                        $   44,128         $   39,753         $   83,818        $   68,494
                                                  ================== ===================== ===============  ==============


Total servicing income was $44.1 million and $83.8 million for the three and six months ended June 30, 2000, respectively, compared with $39.8 million and $68.5 million for the same respective periods in 1999. Servicing income increased as a result of a higher level of contracts serviced.

According to the terms of each securitization transaction, contractual servicing income is earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. Other fee income consists primarily of documentation fees, late charges and deferment fees and has increased as a direct result of the increase in the number of contracts originated and outstanding. Our average serviced portfolio was $5.8 billion and $5.7 billion for the three and six months ended June 30, 2000, respectively, compared with $4.7 billion and $4.6 billion for the same respective periods in 1999.

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

We securitized $1.0 billion and $2.2 billion of automobile receivables in the asset-backed securities market for the three and six months ended June 30, 2000, respectively compared with no securitizations and $1.0 billion for the same respective periods in 1999. The entire $1.0 billion securitized for the three months ended June 30, 2000 was treated as a secured financing for accounting purposes. Of the $2.2 billion securitized for the six months ended 2000, $1.5 billion was treated as a secured financing. All securitizations for the same respective periods in 1999 were treated as sales.

There was no gain on sale and $7.7 million gain on sale recorded for the three and six months ended June 30, 2000, respectively, compared with no gain on sale and $28.3 million gain on sale recorded for the same respective periods in 1999. Gain on sale for the year decreased due to treating more securitizations as secured financings rather than sales for accounting purposes. We do not expect to record non-cash gain on sale of contracts in the foreseeable future. We anticipate selling whole loans to a subsidiary of our ultimate parent, Westcorp. A registration statement has been filed by WFSRC2, a subsidiary of Westcorp to issue automobile asset-backed securities collaterized by contracts purchased from us. The sale is expected to be completed in the third quarter and is designed to efficiently utilize additional capital raised by Westcorp through its rights offering completed on June 15, 2000. We do not expect this transaction to a material affect upon our results of operations. We also expect that our securitization transactions in the foreseeable future will be structured and accounted for as either whole loan sales to WFSRC2 or secured financings.

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

The provision for credit losses increased to $14.9 million and $26.5 million for the three and six months ended June 30, 2000, respectively, compared with $4.8 million and $16.0 million for the same respective periods in 1999. The increase is the result of a higher level of contracts held on the balance sheet.

OPERATING EXPENSES

Total operating expenses were $47.2 million and $94.9 million for the three and six months ended June 30, 2000, respectively, compared with $41.4 million and $84.9 million for the same respective periods in 1999. Operating expenses as a percentage of average serviced contracts for the three months ended June 30, 2000 declined to 3.2% compared with 3.4% for the same period a year earlier. Operating expenses as a percentage of average serviced contracts for the six months ended June 30, 2000 declined to 3.4% compared with 3.7% for the same period a year earlier.

INCOME TAXES

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp, the holding company parent of the Bank. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate for the six months ended June 30, 2000 and 1999 was 41% and 42%, respectively.

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

The following tables presents the portfolio basis statements of income, portfolio basis yield and reconciliation to net income as reflected in our consolidated statements of income:

                         WFS FINANCIAL AND SUBSIDIARIES
                      PORTFOLIO BASIS STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,              ENDED JUNE 30,
                                                                    ---------------------------- -------------------------
                                                                        2000          1999          2000         1999
                                                                    ------------- -------------- ------------ ------------
                                                                     (Dollars in thousands, except per share amounts)
       Interest income                                                 $194,881      $155,029      $375,351     $300,775
       Interest expense                                                  97,720         71,796      184,596      139,466
                                                                    ------------- -------------- ------------ ------------
           Net interest income                                           97,161         83,233      190,755      161,309
       Net chargeoffs (1)                                                19,760         18,367       47,226       48,351
       Provision for growth (2)                                           7,424          4,337       12,589        5,736
                                                                    ------------- -------------- ------------ ------------
           Provision for credit losses                                   27,184         22,704       59,815       54,087
                                                                    ------------- -------------- ------------ ------------
           Net interest income after provision for credit losses         69,977         60,529      130,940      107,222

       Other income                                                      15,068         10,886       29,760       20,905
       Operating expenses                                                45,496         42,982       94,608       88,150
                                                                    ------------- -------------- ------------ ------------

           Income before income tax                                      39,549         28,433       66,092       39,977
       Income tax (3)                                                    15,815         11,988       26,480       16,839
                                                                    ============= ============== ============ ============
       Portfolio basis net income                                       $23,734          $16,445    $39,612       $23,138
                                                                    ============= ============== ============ ============

       Portfolio basis net income per common share - diluted            $  0.83         $  0.64     $  1.41        $0.90
                                                                    ============= ============== ============ ============

(1) Represents actual chargeoffs incurred during the period, net of recoveries.

(2) Represents additional allowance for credit losses we would set aside due to an increase in the serviced portfolio.

(3) Such tax effect is based upon our tax rate for the respective period.

                         WFS FINANCIAL AND SUBSIDIARIES
                           PORTFOLIO BASIS YIELD TABLE
                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,                   ENDED JUNE 30,
                                                              ---------------- ---------------- ---------------------------------
                                                                 2000 (1)         1999 (1)         2000 (1)         1999 (1)
                                                              ---------------- --------------------------------------------------
                                                                                (Dollars in thousands)

Interest income                                                      13.3%            13.3%           13.3%             13.2%
Interest expense                                                      6.7              6.1             6.5               6.1
                                                              ---------------- ---------------- --------------- -----------------
     Net interest income                                              6.6              7.2             6.8               7.1

Net chargeoffs (2)                                                    1.4              1.6             1.7               2.1
Provision for growth (3)                                              0.5              0.4             0.4               0.3
                                                              ---------------- ---------------- --------------- -----------------
    Provision for credit losses                                       1.9              2.0             2.1               2.4

    Net interest income after provision for credit losses             4.7              5.2             4.7               4.7

Other income                                                          1.0              0.9             1.1               0.9
Operating expenses                                                    3.1              3.7             3.4               3.9
                                                              ---------------- ---------------- --------------- -----------------

    Income before income tax                                          2.6              2.4             2.4               1.7
Income tax (4)                                                        1.1              1.0             0.9               0.7
                                                              ================ ================ =============== =================
Portfolio basis net income                                            1.5%             1.4%            1.5%              1.0%
                                                              ================ ================ =============== =================

Average serviced contracts                                        $ 5,840,081       $4,674,214      $5,658,044        $4,560,999
                                                              ================ ================ =============== =================

(1) Rates are calculated by dividing amounts by average serviced contracts for the respective periods.
(2) Represents actual chargeoffs incurred during the period.
(3) Represents additional allowance for credit losses we would set aside due to an increase in the serviced portfolio.
(4) Such tax effect is based upon our tax rate for the respective period.

                         WFS FINANCIAL AND SUBSIDIARIES
      RECONCILIATION OF GAAP BASIS NET INCOME TO PORTFOLIO BASIS NET INCOME
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                                         ENDED JUNE 30,                         ENDED JUNE 30,
                                             ------------------- ------------------- --------------------------------------
                                                    2000                1999               2000                1999
                                             ------------------- ------------------- ------------------ -------------------
                                                                        (DOLLARS IN THOUSANDS)

GAAP net income                                    $    16,147         $    12,151         $   30,913         $    23,736

Portfolio basis adjustments:
    Gain on sales of contracts                                                                 (7,719)            (28,255)
    Retained interest income                           (17,616)            (18,084)           (30,932)            (25,580)
    Contractual servicing income                       (11,444)            (10,784)           (23,127)            (22,009)
    Net interest income                                 52,307              55,800            108,604             116,218
    Provision for credit losses                        (12,327)            (17,946)           (33,281)            (38,130)
    Operating expenses                                   1,723              (1,562)               291              (3,277)
                                             ------------------- ------------------- ------------------  ------------------
Total portfolio basis adjustments                       12,643               7,424             13,836              (1,033)

Net tax effect (1)                                       5,056               3,130              5,137                (435)
                                             ------------------- ------------------- ------------------  ------------------

           Portfolio basis net income              $    23,734         $    16,445         $   39,612         $    23,138
                                             =================== =================== ==================  ==================

(1) Such tax is based on our tax rate for the respective period.

FINANCIAL CONDITION

CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE

We held a portfolio of contracts on balance sheet for investment that totaled $1.5 billion at June 30, 2000 and $71.8 million at December 31, 1999. This increase is due to treating $540 million of the 2000-A securitization and the entire $1.0 billion 2000-B securitization as secured financings. Contracts held for sale totaled $1.1 billion at June 30, 2000 compared with $1.4 billion at December 31, 1999. The balance of contracts held for sale is largely dependent upon our next securitization transaction with WFS Receivables Corporation 2. After this sale, we do not expect to hold contracts for sale in the foreseeable future.

The following table presents a summary of our automobile contracts purchased:

                                                       FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                             JUNE 30,
                                                  ------------------ -------------------------------------------------------
                                                        2000               1999               2000              1999
                                                  ------------------ -------------------------------------------------------
                                                                           (DOLLARS IN THOUSANDS)
New vehicles                                            $   259,428        $   202,464        $   474,724       $   369,043
Used vehicles                                               822,437            666,668          1,577,622         1,253,021
                                                  ================== =======================================================
    Total volume                                        $ 1,081,865        $   869,132        $ 2,052,346       $ 1,622,064
                                                  ================== =======================================================


AMOUNTS DUE FROM TRUSTS

The excess cash flow generated by contracts sold to each of the securitization trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closed, we advanced additional monies to our subsidiary which originated the securitization trust to initially fund these spread accounts. We establish a liability associated with the use of the spread account funds which is reduced as such funds reach predetermined funding levels. We are released from these obligations after the spread account reaches a predetermined funding level. Amounts due from trusts represent amounts due to us that are still under obligation to be held in the spread accounts. The amounts due from trusts at June 30, 2000 was $403 million compared with $439 million at December 31, 1999. The decrease is a result of a reduction in the outstanding amount of securitization transactions treated as sales for accounting purposes.

ASSET QUALITY

We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles and seek to collect on deficiency balances.

At June 30, 2000, the percentage of accounts delinquent 30 days or greater was 2.15% compared with 2.84% at December 31, 1999. Delinquency is calculated by us based on the contractual due date. Net chargeoffs on average contracts outstanding for the three months ended June 30, 2000 were 1.35% compared with 1.57% for the same period in 1999. Net chargeoffs on average contracts outstanding for the six months ended June 30, 2000 were 1.67% compared with 2.12% for the same period a year earlier. Stricter underwriting guidelines, the successful implementation of our multiple credit scoring models, a greater concentration of prime automobile contracts in our portfolio and an improved servicing platform have all contributed to better asset quality.

The following table sets forth information with respect to the delinquency of our portfolio of contracts serviced which includes delinquency information relating to contracts which are owned by us and contracts which have been sold and securitized but are serviced by us:

                                                        JUNE 30, 2000                       DECEMBER 31, 1999
                                                 --------------------------------      ----------------------------
                                                 AMOUNT            PERCENTAGE           AMOUNT           PERCENTAGE
                                                 ------------  ------------------      -----------   --------------
                                                                      (DOLLARS IN THOUSANDS)
Period of delinquency (1)
   31-59 days                                     $   93,234               1.53%        $   107,416              2.01%
   60 days or more                                    37,505               0.62              44,610              0.83
Total contracts delinquent and
   delinquencies as a percentage
   of contracts serviced                         $   130,739               2.15%        $   152,026              2.84%

(1) The period of delinquency is based on the number of days payments are contractually past due.

The following table sets forth information with respect to repossessions in our portfolio of serviced contracts:

                                                                        JUNE 30, 2000                   DECEMBER 31, 1999
                                                                 ------------------------------   ---------------------------
                                                                 NUMBER OF                          NUMBER OF
                                                                 CONTRACTS          AMOUNT          CONTRACTS         AMOUNT
                                                                 --------------- --------------   ---------------- ----------
                                                                                    (DOLLARS IN THOUSANDS)
Contracts serviced (1)                                             568,900       $ 6,071,044          524,709      $ 5,354,385

Repossessed vehicles                                                   455        $    3,019              559        $   3,374
Repossessed vehicles as a percentage of number
   and amount of contracts outstanding                                0.08%             0.05%            0.11%            0.06%

(1) Includes contracts which are owned by us and contracts which have been sold and securitized but are serviced by us.

The following table sets forth information with respect to actual credit loss experience on our portfolio of contracts serviced:

                                                             FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,                             JUNE 30,
                                                        ---------------------------------------------------------------------------
                                                               2000               1999              2000               1999
                                                        -------------------------------------------------------- ------------------
                                                                                  (DOLLARS IN THOUSANDS)
Contracts serviced (1)                                        $  6,071,044       $  4,841,750      $  6,071,044       $  4,841,750
                                                        ======================================================== ==================
Average contracts serviced during period (1)                  $  5,840,081       $  4,674,214      $  5,658,044       $  4,560,999
                                                        ======================================================== ==================
Gross chargeoffs of contracts during period                    $    31,747        $    30,912       $    72,699        $    73,401
Recoveries of contracts charged off in prior periods                11,987             12,545            25,475             25,051
                                                        -------------------------------------------------------- ==================
Net chargeoffs                                                 $    19,760        $    18,367       $    47,224        $    48,350
                                                        ======================================================== ==================
Net chargeoffs as a percentage of average contracts
   outstanding during period                                         1.35%              1.57%             1.67%              2.12%
                                                        ======================================================== ==================

(1) Includes contracts which are owned by us and contracts which have been sold and securitized but are serviced by us.

The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:

                         WFS FINANCIAL AND SUBSIDIARIES
               CUMULATIVE STATIC POOL LOSS CURVES (1) (UNAUDITED)
                                AT JUNE 30, 2000

    MONTH (2)         1995-5      1996-A       1996-B      1996-C      1996-D      1997-A    1997-B    1997-C     1997-D
---------------------------------------------------------------------------------------------------------------------------
        1                 0.01%       0.00%        0.01%      0.00%        0.02%      0.00%     0.00%     0.00%      0.00%
        2                 0.09%       0.06%        0.09%      0.09%        0.10%      0.08%     0.06%     0.05%      0.05%
        3                 0.16%       0.17%        0.20%      0.22%        0.24%      0.20%     0.15%     0.12%      0.14%
        4                 0.32%       0.29%        0.35%      0.52%        0.44%      0.36%     0.33%     0.29%      0.31%
        5                 0.48%       0.48%        0.61%      0.74%        0.71%      0.62%     0.56%     0.46%      0.56%
        6                 0.62%       0.63%        0.88%      0.98%        0.93%      0.85%     0.77%     0.67%      0.75%
        7                 0.78%       0.81%        1.14%      1.27%        1.16%      1.12%     1.10%     0.93%      0.99%
        8                 0.98%       1.08%        1.42%      1.52%        1.43%      1.45%     1.40%     1.16%      1.24%
        9                 1.16%       1.35%        1.67%      1.77%        1.72%      1.70%     1.70%     1.37%      1.47%
        10                1.32%       1.63%        1.91%      1.98%        2.03%      2.02%     2.00%     1.66%      1.75%
        11                1.54%       1.87%        2.18%      2.21%        2.34%      2.32%     2.22%     1.94%      2.06%
        12                2.01%       2.06%        2.38%      2.49%        2.62%      2.61%     2.43%     2.16%      2.35%
        13                2.03%       2.28%        2.58%      2.73%        2.97%      2.92%     2.66%     2.40%      2.63%
        14                2.25%       2.47%        2.79%      2.99%        3.27%      3.14%     2.91%     2.65%      2.86%
        15                2.41%       2.63%        2.95%      3.21%        3.53%      3.30%     3.15%     2.90%      3.05%
        16                2.59%       2.79%        3.14%      3.47%        3.79%      3.55%     3.47%     3.15%      3.19%
        17                2.77%       2.97%        3.38%      3.70%        4.02%      3.77%     3.77%     3.36%      3.32%
        18                2.88%       3.12%        3.55%      3.94%        4.19%      3.94%     3.97%     3.55%      3.42%
        19                3.00%       3.31%        3.80%      4.18%        4.43%      4.21%     4.20%     3.70%      3.50%
        20                3.12%       3.49%        3.98%      4.36%        4.65%      4.40%     4.39%     3.81%      3.60%
        21                3.24%       3.63%        4.14%      4.53%        4.80%      4.59%     4.53%     3.91%      3.69%
        22                3.39%       3.80%        4.31%      4.67%        5.07%      4.81%     4.67%     4.00%      3.81%
        23                3.53%       3.95%        4.46%      4.84%        5.27%      5.00%     4.75%     4.11%      3.96%
        24                3.64%       4.10%        4.58%      5.01%        5.47%      5.14%     4.81%     4.21%      4.10%
        25                3.72%       4.22%        4.74%      5.17%        5.65%      5.24%     4.88%     4.30%      4.23%
        26                3.83%       4.33%        4.87%      5.34%        5.80%      5.33%     4.94%     4.44%      4.34%
        27                3.95%       4.41%        4.98%      5.50%        5.91%      5.39%     5.04%     4.56%      4.44%
        28                4.08%       4.51%        5.11%      5.67%        5.98%      5.44%     5.11%     4.66%      4.51%
        29                4.16%       4.60%        5.21%      5.78%        6.06%      5.50%     5.21%     4.77%      4.54%
        30                4.25%       4.70%        5.31%      5.89%        6.12%      5.56%     5.31%     4.79%      4.56%
        31                4.31%       4.79%        5.42%      5.98%        6.17%      5.65%     5.40%     4.83%      4.57%
        32                4.35%       4.85%        5.50%      6.02%        6.24%      5.71%     5.48%     4.86%
        33                4.40%       4.91%        5.55%      6.06%        6.29%      5.79%     5.52%     4.88%
        34                4.46%       4.99%        5.58%      6.11%        6.34%      5.85%     5.54%     4.90%
        35                4.54%       5.03%        5.60%      6.14%        6.39%      5.89%     5.56%
        36                4.58%       5.07%        5.62%      6.16%        6.44%      5.93%     5.58%
        37                4.61%       5.11%        5.65%      6.17%        6.47%      5.96%     5.61%
        38                4.64%       5.11%        5.68%      6.22%        6.53%      5.98%
        39                4.66%       5.12%        5.70%      6.27%        6.56%      6.01%
        40                4.69%       5.12%        5.71%      6.30%        6.58%      6.01%
        41                4.69%       5.13%        5.74%      6.34%        6.58%
        42                4.69%       5.13%        5.76%      6.35%        6.59%
        43                4.68%       5.13%        5.77%      6.37%        6.60%
        44                4.68%       5.13%        5.79%      6.37%
        45                4.68%       5.14%        5.79%      6.36%
        46                4.68%       5.14%        5.79%      6.36%
        47                4.66%       5.15%        5.78%
        48                4.68%       5.15%        5.78%
        49                4.67%       5.15%        5.77%
        50                4.68%       5.15%
        51                4.68%       5.15%
        52                4.67%       5.14%
        53                4.66%
        54                4.65%
        55                4.65%
PRIME MIX (3)               64%         59%          58%        55%          51%        54%       55%       53%        49%

                         WFS FINANCIAL AND SUBSIDIARIES
               CUMULATIVE STATIC POOL LOSS CURVES (1) (UNAUDITED)
                                AT JUNE 30, 2000

     MONTH (2)         1998-A       1998-B       1998-C      1999-A      1999-B     1999-C     2000-A     2000-B
-------------------------------------------------------------------------------------------------------------------
         1                  0.00%       0.00%        0.00%       0.00%      0.00%      0.00%      0.00%      0.00%
         2                  0.04%       0.02%        0.04%       0.04%      0.04%      0.02%      0.07%      0.04%
         3                  0.11%       0.08%        0.11%       0.11%      0.11%      0.10%      0.23%
         4                  0.25%       0.18%        0.23%       0.20%      0.26%      0.25%      0.49%
         5                  0.44%       0.38%        0.39%       0.33%      0.47%      0.40%
         6                  0.66%       0.59%        0.50%       0.46%      0.66%      0.56%
         7                  0.95%       0.83%        0.61%       0.62%      0.87%      0.71%
         8                  1.23%       1.03%        0.75%       0.76%      1.00%      0.86%
         9                  1.50%       1.21%        0.86%       0.92%      1.13%      1.01%
        10                  1.79%       1.40%        1.00%       1.11%      1.24%
        11                  2.03%       1.53%        1.17%       1.30%      1.35%
        12                  2.21%       1.62%        1.32%       1.47%      1.44%
        13                  2.39%       1.74%        1.48%       1.61%
        14                  2.49%       1.84%        1.66%       1.73%
        15                  2.60%       1.96%        1.79%       1.81%
        16                  2.72%       2.10%        1.91%       1.89%
        17                  2.85%       2.22%        2.01%       2.00%
        18                  2.98%       2.40%        2.07%
        19                  3.11%       2.55%        2.11%
        20                  3.25%       2.69%        2.17%
        21                  3.35%       2.79%
        22                  3.48%       2.85%
        23                  3.62%       2.89%
        24                  3.70%       2.82%
        25                  3.75%       2.97%
        26                  3.80%
        27                  3.87%
        28                  3.92%

   PRIME MIX (3)              57%         67%          70%         70%        70%        67%        69%        69%

(1) Cumulative static pool losses are equal to the cumulative amount of losses actually recognized up to and including a given month divided by the original principal balance of the securitization transaction.
(2) Represents the number of months since the inception of the securitization transaction.
(3) Represents the original percentage of prime contacts included within each pool.

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

In addition to our indirect statement of cash flows as presented under GAAP, we also analyze the key cash flows from our operations on a direct basis excluding certain items such as the purchase or sale of contracts. The following table shows our operating cash flows:

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                      --------------  ---------------
                                                          2000             1999
                                                      --------------  ---------------
                                                          (DOLLARS IN THOUSANDS)
  Cash flows from trusts                                   $ 76,258        $  78,716
  Contractual servicing income                               23,127           22,009
  Cash flows from owned loans                                86,232           47,878
  Other fee income                                           29,759           20,906
  Less:
  Dealer participation                                       48,401           42,031
  Operating costs                                            94,898           84,873
                                                      --------------  ---------------
  Operating cash flows                                     $ 72,077        $  42,605
                                                      ==============  ===============

Operating cash flows have improved dramatically for the six months ended June 30, 2000 compared with the same period a year earlier as a result of the improving credit quality of our portfolio as well as improved operating efficiency and declining dealer participation rates.

PRINCIPAL SOURCES OF CASH

COLLECTIONS OF PRINCIPAL AND INTEREST FROM CONTRACTS

Our primary source of funds is the collection of principal and interest from contracts originated. These monies are deposited into collection accounts established in connection with each securitization transaction or into our accounts for contracts not in a securitization. Pursuant to reinvestment contracts entered into in connection with each securitization transaction, our parent entity, the Bank, and our subsidiary, WFS Financial Auto Loans 2, Inc. ("WFAL2"), receive access to the amounts deposited into each collection account and the amounts held in the spread accounts for each securitization transaction. The Bank and WFAL2 then make those funds available to us, in the case of the Bank pursuant to our reinvestment contract with the Bank and in the case of WFAL2 through its purchase of contracts from us. We are then permitted to use those amounts so received in our daily operations to fund the purchase of contracts or to cover the day to day costs of our operations. Principal and interest collections totaled $1.8 billion for the six months ended June 30, 2000 compared with $1.5 billion for the same period in 1999.

CONTRACT SECURITIZATIONS

Since 1985, we have securitized $16.6 billion of automobile receivables in 48 public offerings making us the fourth largest issuer of such securities in the nation. We securitized $1.0 billion and $2.2 billion for the three and six months ended June 30, 2000, respectively, compared to no securitizations and $1.0 billion for the same respective periods in 1999. We expect to continue to use securitization transactions as part of our liquidity strategy when appropriate market conditions exist.

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

PRINCIPAL USES OF CASH

PURCHASE OF AUTOMOBILE CONTRACTS

Our most significant use of cash is the purchase of automobile contracts. We acquire these contracts through our nationwide relationship of franchised and select independent automobile dealers. Payments for such contracts are sent to our dealers either via an electronic funds transfer or check. We purchased $1.1 billion and $2.1 billion of contracts for the three and six months ended June 30, 2000, respectively, compared to $869 million and $1.6 billion for the same respective periods in 1999.

PAYMENTS OF PRINCIPAL AND INTEREST ON SECURITIZATION TRANSACTIONS

Under the terms of our reinvestment contract, we are required to make quarterly payments of interest and principal to noteholders and certificateholders. Payment of principal and interest to noteholders and certificateholders totaled $1.8 billion for six months ended June 30, 2000 compared with $1.1 billion for the same period in 1999.

DEALER PARTICIPATION

Consistent with industry practice, we generally pay an up-front dealer participation to the originating dealer for each contract purchased. Participation paid by us to dealers for the three and six months ended June 30, 2000 was $25.5 million and $48.4 million compared with $21.9 million and $42.0 million during the same periods in 1999. Typically, the acquisition of prime quality contracts higher up the prime credit quality spectrum requires a higher amount of participation paid to the dealer due to the increased level of competition for such contracts.

ADVANCES TO SPREAD ACCOUNTS

At the time a securitization transaction closes, we are required to advance monies to initially fund the spread account. Additionally, these spread accounts are required to increase beyond the initial spread account funding to predetermined levels. These spread accounts increase through receipt of excess cash flow until these predetermined levels are met. The amounts due from trust represent funds due to us that have not yet been disbursed from the spread accounts. The amounts due from trusts at June 30, 2000, including initial advances not yet returned was $403 million compared with $439 million at December 31, 1999.

OPERATING OUR BUSINESS

Our largest operating expenditure is salaries and benefits paid to our associates. Other amounts include occupancy costs, costs associated with collection and repossession, telephone and data processing costs. We also use substantial amounts of cash in capital expenditures for automation and new technologies to remain competitive and to become more efficient.

FORWARD-LOOKING STATEMENTS

Included in our Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this 10-Q are several "forward-looking statements." Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue" or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are:

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

    - the level of secured financings, as the level will impact the timing of revenue recognition;

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

To protect against changes in interest rates, we hedge contracts purchased with two-year Treasury securities forward agreements ("forwards") or Eurodollar swaps ("swaps") until they are securitized. Generally, we enter into forwards or swaps in amounts that correspond to the principal amount of the contracts originated. The market value of these forwards or swaps is designed to respond inversely to potential changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. We enter into these forwards or swaps either with highly rated counterparties or the Bank, which further reduces our risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. We currently hedge substantially all of our pending securitization transactions.

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

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               We or our subsidiaries are involved as parties to certain legal proceedings incidental to our businesses, including consumer class action lawsuits pertaining to our automobile finance activities. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

ITEM 2.        CHANGES IN SECURITIES

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On May 23, 2000, we held our annual shareholders' meeting. There were 28,423,338 shares of common stock outstanding entitled to vote, and a total of 27,789,217 (97.77%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to our shareholders:

               1. Proposal to elect directors, each for a two-year term

                                                FOR                     WITHHELD
                  Bernard E. Fipp               27,783,092              6,125
                  Stanley E. Foster             27,783,092              6,125
                  Duane A. Nelles               27,783,092              6,125

2.                Proposal to ratify the appointment of
                  Ernst & Young LLP as independent
                  auditors for the fiscal year ending
                  December 31, 2000

                  FOR                           AGAINST
                  27,786,492                    2,725

ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (A)   EXHIBITS

               27    Financial Data Schedule

         (B)   REPORTS ON FORM 8-K

               We filed a report on Form 8-K on July 19, 2000 to present pro forma portfolio basis statements of income.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WFS FINANCIAL INC
--------------------------------------------------------------------------------
                                  (Registrant)








Date:  August 14, 2000                  BY: /s/Joy Schaefer
     ----------------------                ---------------------------------
                                        Joy Schaefer

                                        Vice Chairman, Director, and
                                        Chief Executive Officer

Date:  August 14, 2000                  BY: /s/Lee A. Whatcott
     ----------------------                ---------------------------------
                                        Lee A. Whatcott
                                        Senior Executive Vice President
                                        (Principal Financial and Accounting
                                        Officer) and Chief Financial Officer