Form 10-Q
period 2000-09-30
WFS FINANCIAL INC
filed 2000-11-14
CIK 946343

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period ________ to _________

                         COMMISSION FILE NUMBER 33-93068


                                WFS FINANCIAL INC
                  ---------------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [x]   No [ ].

As of October 31, 2000 the registrant had 28,425,011 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 32.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                            Page No.
                                                                            --------
 PART I.     FINANCIAL INFORMATION

 Item 1.     Financial Statements

             Consolidated Statements of Financial Condition at
             September 30, 2000 and December 31, 1999                          3

             Consolidated Statements of Income for the Three and Nine
             Months Ended September 30, 2000 and 1999                          4

             Consolidated Statements of Changes in Shareholders' Equity
             for the Periods Ended September 30, 2000 and December 31, 1999    5

             Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2000 and 1999                     6

             Notes to Consolidated Financial Statements                        7

 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               14

 Item 3.     Quantitative and Qualitative Disclosure about Market Risk         30


PART II.     OTHER INFORMATION

 Item 1.     Legal Proceedings                                                 31

 Item 2.     Changes in Securities                                             31

 Item 3.     Defaults Upon Senior Securities                                   31

 Item 4.     Submission of Matters to a Vote of Security Holders               31

 Item 5.     Other Information                                                 31

 Item 6.     Exhibits and Reports on Form 8-K                                  31

SIGNATURES                                                                     32

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                      2000                 1999
                                                                  -------------         ------------
                                                                        (DOLLARS IN THOUSANDS,
                                                                         EXCEPT SHARE AMOUNTS)
 ASSETS
 Cash and short-term investments                                   $    28,710          $     7,120
 Investment securities available for sale                                6,996                7,829
 Contracts receivable                                                2,228,922               71,757
 Contracts held for sale                                                                  1,423,960
 Allowance for credit losses                                           (62,666)             (36,682)
                                                                   -----------          -----------
 Contracts receivable, net                                           2,166,256            1,459,035
 Amounts due from trusts                                               383,002              439,022
 Retained interest in securitized assets                               124,676              167,277
 Premises and equipment, net                                            37,346               38,038
 Accrued interest receivable                                            15,424               10,521
 Other assets                                                           16,150                2,085
                                                                   -----------          -----------
           TOTAL ASSETS                                            $ 2,778,560          $ 2,130,927
                                                                   ===========          ===========

LIABILITIES
 Notes payable - parent                                            $   146,219          $   178,908
 Notes payable                                                       1,379,352
 Secured lines of credit                                               295,351            1,012,293
 Amounts held on behalf of trustee                                     636,002              687,274
 Other liabilities                                                      22,814               40,264
                                                                   -----------          -----------
           TOTAL LIABILITIES                                         2,479,738            1,918,739

SHAREHOLDERS' EQUITY
Common stock, (no par value; authorized 50,000,000 shares;
     issued and outstanding 28,425,011 shares in 2000
     and 25,771,956 shares in 1998 and in 1999)                        111,920               74,010
Paid-in capital                                                          4,337                4,327
Retained earnings                                                      182,911              134,690
Accumulated other comprehensive loss, net of tax                          (346)                (839)
                                                                   -----------          -----------
           TOTAL SHAREHOLDERS' EQUITY                                  298,822              212,188
                                                                   -----------          -----------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 2,778,560          $ 2,130,927
                                                                   ===========          ===========


          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                          ----------------------------      ----------------------------
                                                             2000              1999             2000             1999
                                                          -----------      -----------      -----------      -----------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
REVENUES
         Interest income                                  $    80,609      $    34,324      $   217,923      $    96,575
         Interest expense                                      34,068            8,873           89,232           26,033
                                                          -----------      -----------      -----------      -----------
                 Net interest income                           46,541           25,451          128,691           70,542
         Servicing income                                      45,463           37,016          129,281          105,511
         Gain on sale of contracts                              6,004           20,251           13,723           48,506
                                                          -----------      -----------      -----------      -----------
                       TOTAL REVENUES                          98,008           82,718          271,695          224,559

EXPENSES
         Provision for credit losses                           21,359           15,347           47,893           31,304
         Operating expenses:
                 Salaries and associate benefits               28,455           28,975           89,023           83,901
                 Credit and collections                         5,327            4,983           15,496           16,239
                 Occupancy                                      2,648            2,323            7,912            6,644
                 Data processing                                4,117            3,525           11,786           10,339
                 Telephone                                      1,218            1,597            4,182            4,531
                 Miscellaneous                                  5,396            3,978           13,660            8,601
                                                          -----------      -----------      -----------      -----------
                       TOTAL OPERATING EXPENSES                47,161           45,381          142,059          130,255
                                                          -----------      -----------      -----------      -----------
                       TOTAL EXPENSES                          68,520           60,728          189,952          161,559
                                                          -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAX                                       29,488           21,990           81,743           63,000
         Income tax                                            12,180            9,278           33,522           26,552
                                                          -----------      -----------      -----------      -----------
NET INCOME                                                $    17,308      $    12,712      $    48,221      $    36,448
                                                          ===========      ===========      ===========      ===========


Net income per common share:
         Basic                                            $      0.61      $      0.49      $      1.72      $      1.42
                                                          ===========      ===========      ===========      ===========
         Diluted                                          $      0.61      $      0.49      $      1.71      $      1.41
                                                          ===========      ===========      ===========      ===========


Weighed average number of common shares outstanding:
         Basic                                             28,424,147       25,737,786       28,091,886       25,721,295
         Diluted                                           28,535,218       25,881,676       28,211,248       25,822,197



           See accompanying notes to consolidated financial statements

                       WFS FINANCIAL INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                           ACCUMULATED
                                                                                                             OTHER
                                                                                                          COMPREHENSIVE
                                                                       COMMON      PAID-IN     RETAINED   INCOME (LOSS),
                                                         SHARES         STOCK      CAPITAL     EARNINGS     NET OF TAX      TOTAL
                                                       ----------      --------    -------     --------   -------------   ---------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at January 1, 1999                             25,708,611      $ 73,564     $4,000     $ 85,315     $ 1,462       $ 164,341
     Net income                                                                                  49,375                      49,375
     Unrealized losses on retained
            interest in securitized assets,
            net of tax (1)
                                                                                                             (2,301)         (2,301)
                                                                                                                          ---------
     Comprehensive income                                                                                                    47,074
Stock options exercised                                    63,345           446        327                                      773
                                                      -----------      --------     ------     --------     -------       ---------
Balance at December 31, 1999                           25,771,956        74,010      4,327      134,690        (839)        212,188
       Net income                                                                                48,221                      48,221
       Unrealized gains on retained interest
            in securitized assets, net of tax (1)
                                                                                                                493             493
                                                                                                                          ---------
     Comprehensive income                                                                                                    48,714
     Stock issuance                                     2,650,000        37,889         10                                   37,899
     Stock options exercised                                3,055            21                                                  21
                                                      -----------      --------     ------     --------     -------       ---------
Balance at September 30, 2000                          28,425,011      $111,920     $4,337     $182,911     $  (346)      $ 298,822
                                                      ===========      ========     ======     ========     =======       =========

(1) Includes retained interest in securitized assets. The pre-tax decrease in unrealized losses on retained interest in securitized assets was $0.9 million for the period ended September 30, 2000 compared with a $4.0 million pre-tax increase for the period ended December 31, 1999.



          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                ----------------------------
                                                                   2000             1999
                                                                -----------      -----------
                                                                   (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                      $    48,221      $    36,448
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Provision for credit losses                                      47,893           31,304
    Depreciation                                                      7,250            4,670
    Amortization of retained interest in securitized assets          62,669           86,983
    Gain on disposal of assets                                                          (173)
    Increase in other assets                                        (18,469)          (2,995)
    (Decrease) increase in liabilities                              (17,450)           2,162
                                                                -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           130,114          158,399

INVESTING ACTIVITIES
Automobile contracts:
    Purchase of contracts                                        (3,222,888)      (2,528,415)
    Proceeds from whole loan sale                                 1,431,231
    Proceeds from contract securitizations                          660,000        2,000,000
    Other change in contracts                                       376,542          154,111
Increase in retained interest in securitized assets                 (19,240)         (93,541)
Decrease (increase) in amounts due from trust                        56,020          (87,076)
Purchase of premises and equipment                                   (6,558)         (13,769)
                                                                -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                              (724,893)        (568,690)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                               37,920              328
Proceeds from notes payable                                       1,346,663          524,008
Payments on secured lines of credit                                (716,942)        (221,058)
(Decrease) increase in amounts held on behalf of trustee            (51,272)         131,314
                                                                -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           616,369          434,592
                                                                -----------      -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                21,590           24,301
Cash and cash equivalents at beginning of period                      7,120           15,020
                                                                -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    28,710      $    39,321
                                                                ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest                                                        $    84,320      $    21,504
Income taxes                                                    $    46,402      $    30,616

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the WFS Financial Inc Form 10-K.

Certain amounts from the 1999 consolidated financial statement amounts have been reclassified to conform to the 2000 presentation.

In June 1998, the Financial Accounting Standards Board, also known as FASB, issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, also known as SFAS No. 133, as amended by Statements No. 137 and No. 138, in June 1999 and June 2000, respectively. These statements provide guidance for the way enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. These statements require all derivatives to be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges must be adjusted directly through income. Changes in the fair value of derivatives that are hedges will be either offset against the change in the fair value of the hedged assets, liabilities or firm commitments directly through income or recognized through other comprehensive income on the balance sheet until the hedged item is recognized in earnings, depending on the nature of the hedges. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings if the derivative is a fair value hedge as defined by SFAS No. 133. The ineffective portion of a derivative's change in fair value for a cash flow hedge as defined by SFAS No. 133 will be either recognized in comprehensive income on the balance sheet if the hedge is less than 100% effective or in earnings if the hedge is greater than 100% effective.

To protect against potential changes in interest rates affecting future securitization transactions, we enter into two-year Treasury securities forward agreements and Euro-dollar swap agreements. Gains and losses relative to these agreements are deferred until the completion of the securitization transaction. Once the transaction is complete, the deferred amount is then amortized into earnings over the duration of the securities. We expect to classify these derivatives as cash flow hedges under SFAS No. 133. Upon adoption of SFAS No. 133 on January 1, 2001, we expect to record a cumulative effect adjustment to other comprehensive income in the amount of the deferred gain or loss on agreements outstanding as of January 1, 2001. We do not expect that the adoption of SFAS No. 133 for these agreements will have a material effect on our earnings or financial position.

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

Net contracts receivable consisted of the following:

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                            2000           1999
                                                        -----------      -----------
                                                           (DOLLARS IN THOUSANDS)
Contracts                                               $ 2,241,584      $ 1,518,433
Unearned discounts                                          (56,009)         (54,248)
                                                        -----------      -----------
        Net contracts                                     2,185,575        1,464,185
Allowance for credit losses                                 (62,666)         (36,682)
Dealer participation, net of deferred contract fees          43,347           31,532
                                                        -----------      -----------
        Net contracts receivable                        $ 2,166,256      $ 1,459,035
                                                        ===========      ===========

Contracts serviced by us for the benefit of others totaled approximately $4.4 billion at September 30, 2000 and $3.9 billion at December 31, 1999.

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                         SEPTEMBER 30,             SEPTEMBER 30,
                                   ----------------------      ----------------------
                                     2000          1999         2000           1999
                                   -------       --------      --------      --------
                                                 (DOLLARS IN THOUSANDS)
Balance at beginning of period     $ 51,528      $ 21,957      $ 36,682      $ 11,246
Provision for credit losses          21,359        15,347        47,893        31,304
Charged off contracts               (14,089)       (4,257)      (31,618)      (13,169)
Recoveries                            3,868         1,819         9,709         5,485
                                   --------      --------      --------      --------
Balance at end of period           $ 62,666      $ 34,866      $ 62,666      $ 34,866
                                   ========      ========      ========      ========

The increase in the allowance for credit losses is the result of the company holding more contracts on our balance sheet as our securitization transactions are now accounted for as secured financings.

                       WFS FINANCIAL INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                  (UNAUDITED)


NOTE 4 - RETAINED INTEREST IN SECURITIZED ASSETS

Retained interest in securitized assets, also known as RISA, is capitalized upon the sale of contracts to securitization trusts. RISA represents the present value of the estimated future earnings to be received by us from the excess spread created in securitization transactions. Excess spread is calculated by taking the coupon rate of the contracts securitized less the interest rate paid to the investors less contractually specified servicing fees and guarantor fees, after giving effect to estimated credit losses and prepayments.

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

                       WFS FINANCIAL INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)


The following table presents the activity of the RISA:

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                               ------------------------      ------------------------
                                                 2000           1999           2000           1999
                                               ---------      ---------      ---------      ---------
                                                                (DOLLARS IN THOUSANDS)
Beginning balance                              $ 140,639      $ 164,891      $ 167,277      $ 171,230
Additions                                                        43,582         19,240         93,541
Amortization                                     (17,341)       (33,847)       (62,669)       (86,983)
Change in unrealized gain/loss on RISA (1)         1,378           (154)           828         (3,316)
                                               ---------      ---------      ---------      ---------
Ending balance                                 $ 124,676      $ 174,472      $ 124,676      $ 174,472
                                               =========      =========      =========      =========

(1) Change in unrealized gain/loss on RISA represents the effect that current changes in interest rates have on the valuation of the RISA. Such amount will not be realized unless the RISA is sold.

Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the contracts securitized and the interest rate paid to the investors, less the contractually specified servicing fee and guarantor fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for probable future losses that can be reasonably estimated and by discounting to present value.

The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:

                                                        SEPTEMBER 30,      DECEMBER 31,
                                                           2000               1999
                                                        -----------       -------------
                                                            (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings                $   293,977       $   410,066
Off balance sheet allowance for credit losses              (153,383)         (220,838)
Discount to present value                                   (15,918)          (21,951)
                                                        -----------       -----------
Retained interest in securitized assets                 $   124,676       $   167,277
                                                        ===========       ===========

Outstanding balance of contracts sold through
  securitizations                                       $ 3,028,819       $ 3,890,685
Off balance sheet allowance for losses as a percent
  of contracts sold through securitizations                    5.06%             5.68%

We believe that the off balance sheet allowance for losses is currently adequate to absorb probable losses in the underlying portfolio that can be reasonably estimated.

                       WFS FINANCIAL INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                   SEPTEMBER 30    DECEMBER 31,
                                                      2000            1999
                                                 ------------      ------------
                                                       (DOLLARS IN THOUSANDS)
Land                                                  $ 2,017        $ 2,017
Buildings                                              13,624         13,519
Computers and software                                 36,613         31,502
Furniture, fixtures and leasehold improvements          4,598          3,638
Equipment                                               4,395          4,093
Automobiles                                               284            274
                                                      -------        -------
                                                       61,531         55,043
Less: accumulated depreciation                         24,185         17,005
                                                      -------        -------
                                                      $37,346        $38,038
                                                      =======        =======

NOTE 6 - INTERCOMPANY AGREEMENTS

We borrowed $125 million from our parent company, Western Financial Bank, also known as the Bank, under the terms of the senior note. The senior note provides for principal payments of $25 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. Interest payments on the senior note are due quarterly, in arrears, calculated at the rate of 7.25% per annum. During 1999, we made paydowns of $66.1 million without prepayment penalties. For the nine months ended September 30, 2000, we made paydowns of $32.7 million without prepayment penalties. There was $11.2 million and $43.9 million outstanding on the senior note at September 30, 2000 and December 31, 1999, respectively. Interest expense totaled $0.2 million and $1.3 million for the three and nine months ended September 30, 2000, respectively, compared with $0.9 million and $4.6 million for the same respective periods in 1999.

Additionally, we borrowed $135 million under the terms of the promissory note from the Bank. The promissory note provides for principal payments of $67.5 million per year, commencing July 31, 2001 and continuing through its final maturity, July 31, 2002. Interest payments on the senior note are due quarterly, in arrears, calculated at the rate of 9.42% per annum. Pursuant to the terms of the promissory note, we may not incur any other indebtedness which is senior to the obligations evidenced by the promissory note except for (i) indebtedness under the senior note, (ii) indebtedness collateralized or secured under the line of credit and (iii) indebtedness for similar types of warehouse lines of credit. There was $135 million outstanding on the promissory note at September 30, 2000 and December 31, 1999. Interest expense totaled $3.2 million and $9.5 million for the three and nine months ended September 30, 2000, respectively, compared with $2.8 million and $6.1 million for the same respective periods in 1999.

                       WFS FINANCIAL INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)


We also have a line of credit extended by the Bank permitting us to draw up to $1.8 billion as needed to be used in our operations. The amount of this line was increased from $1.3 billion effective May 23, 2000. We do not pay a commitment fee for the line of credit. The line of credit terminates on December 31, 2004 although the term may be extended by us for additional periods up to 60 months. When secured, the line of credit carries an interest rate equal to one-month London Interbank Offer Rate, also known as LIBOR, plus 75 basis points. When unsecured, the line of credit carries an interest rate equal to one-month LIBOR plus 125 basis points. The margins on this line were increased from 62.5 basis points when secured and 112.5 basis points when unsecured effective May 23, 2000. Interest on the amount outstanding under the line of credit is paid monthly, in arrears, and is calculated on the average amount outstanding that month. The Bank has the right under the line of credit to refuse to permit additional amounts to be drawn on the line of credit if, in the Bank's discretion, the amount sought to be drawn will not be used to finance our purchase of contracts or other working capital requirements. There was $295 million and $551 million outstanding at September 30, 2000 and December 31, 1999, respectively. Interest expense totaled $8.2 million and $33.4 million for the three and nine months ended September 30, 2000, respectively, compared with $8.4 million and $20.4 million for the same respective periods in 1999.

NOTE 7 - SECURED FINANCINGS

For the nine months ended September 30, 2000, we securitized $2.2 billion of automobile receivables in the asset-backed securities market. Of the $2.2 billion securitized by us for the year, $1.5 billion was treated as secured financings. The amount outstanding on these secured financings at September 30, 2000 was $1.3 billion. For these transactions, the Class A-1 Notes were rated A-1+ by Standard & Poor's Rating Services, also known as S&P, and P-1 by Moody's Investor Service, Inc., also known as Moody's. The Class A-2, A-3 and A-4 Notes were rated AAA by S&P and Aaa by Moody's. Timely principal and interest payments on the Notes are guaranteed by insurance policies. Interest payments on the Notes are due quarterly, in arrears, based on the respective Note's interest rate. Interest expense totaled $27.9 million and $51.9 million for the three and nine months ended September 30, 2000, respectively.

NOTE 8 - WHOLE LOAN SALE

For the three months ended September 30, 2000, we sold $1.4 billion of automobile receivables to WFS Receivables Corporation 2, also known as WFSRC2, a subsidiary of our ultimate parent, Westcorp, in a whole loan sale. For this transaction, we received cash for the amount of the principal outstanding on the contracts plus a premium of $41.2 million. This premium was recorded as a cash gain on sale, net of the write-off of outstanding dealer participation balances. These receivables were subsequently securitized by WFSRC2 and continue to be serviced by us under the terms of the transaction.

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

The following table sets forth the computation of basic and diluted earnings per share:


                                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                                 ------------------------------        -------------------------------
                                                     2000                1999              2000              1999
                                                 -----------        -----------        -----------        ------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Basic:
Net income                                       $    17,308        $    12,712        $    48,221        $    36,448
Average basic common shares outstanding           28,424,147         25,737,786         28,091,886         25,721,295
Net income per common share - basic              $      0.61        $      0.49        $      1.72        $      1.42

Diluted:
Net income                                       $    17,308        $    12,712        $    48,221        $    36,448
Average basic common shares outstanding           28,424,147         25,737,786         28,091,886         25,721,295
Stock option adjustment                              111,071            143,890            119,362            100,902
Average diluted common shares outstanding         28,535,218         25,881,676         28,211,248         25,822,197
Net income per common share - diluted            $      0.61        $      0.49        $      1.71        $      1.41



All options outstanding at September 30, 2000 were included in the computation of diluted earnings per share because the options' exercise prices were less than the average market price of the common shares. Options to purchase 19,875 shares at prices ranging from $13.00 to $18.00 per share were outstanding at September 30, 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

We are one of the nation's largest independent automobile finance companies with over 27 years of experience in the auto finance industry. We originate, securitize and service new and used retail automobile installment sales contracts generated through our relationships with over 8,500 franchised and select independent automobile dealers nationwide. At September 30, 2000, we serviced a portfolio of $6.5 billion.

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

                                                                 -  Pay dealer participation to dealer and record dealer
                                                                    participation as part of contract receivable

                                                                 -  Establish allowance for credit losses

                                                                 -  Fund purchase using line of credit and operating cash flows

                                                                 -  Retain contract on balance sheet

  Transfer contract to a securitization trust (on balance        -  Record securities as liabilities of the company
  sheet)
                                                                 -  Retain contract on balance sheet

                                                                 -  Pay down line of credit with securitization proceeds

  Sell contract to a securitization trust or to a third party
   through a whole loan sale (off balance sheet)                 -  Pay down line of credit with securitization proceeds

                                                                 -  Remove contract receivable from balance sheet

                                                                 -  If sold to a securitization trust, capitalize RISA, which represents the present value of the estimated future retained interest earnings net of credit losses and adjusted for
                                                                    prepayments

                                                                 -  Record gain on sale which is equal to the RISA or cash
                                                                    premium less dealer participation, issuance costs and the
                                                                    effect of hedging activities

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is affected by the difference between the rate earned on interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $46.5 million and $129 million for the three and nine months ended September 30, 2000, respectively, compared with $25.5 million and $70.5 million for the same respective periods in 1999. The increase in net interest income is the result of holding a greater percentage of contracts on balance sheet as we utilized the liquidity sources provided by our parent and completed $1.5 billion of secured financings. The increase in net interest income is also a result of an increase in contract originations.

The following table shows the average rate earned on contracts and the average rate paid on borrowings together with the corresponding net interest rate spread for the periods indicated. The average cost of borrowings represents the average combined rate of the senior note, promissory note, line of credit, conduit facility, and secured financings.

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                           SEPTEMBER 30,                SEPTEMBER 30,
                                        -------------------         --------------------
                                         2000         1999           2000         1999
                                        ------        -----         ------        ------
Yield on interest earning assets        14.19%        14.71%        13.94%        14.51%
Cost of borrowings                       6.60          6.19          6.77          6.13
                                        -----         -----         -----         -----
Net interest rate spread                 7.59%         8.52%         7.17%         8.38%
                                        =====         =====         =====         =====

The decrease in the yield on interest earning assets is the result of a greater percentage of prime contracts held on the balance sheet. The increase in the cost of borrowings is the result of an increase in the rate on our lines of credit as well as the issuance of $1.5 billion in notes in secured financing securitization transactions with all-in borrowing cost of 7.23% for the nine months ended September 30, 2000. Higher borrowing costs for these products are due to a higher interest rate environment.

SERVICING INCOME

The components of servicing income were as follows:

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                               ----------------------        ------------------------
                                                2000           1999            2000           1999
                                               -------        -------        --------        --------
                                                              (DOLLARS IN THOUSANDS)
Retained interest income                       $12,453        $12,308        $ 43,385        $ 37,888
Contractual servicing income                    16,518         12,434          39,644          34,443
Other fee income                                16,492         12,274          46,252          33,180
                                               -------        -------        --------        --------
                 Total servicing income        $45,463        $37,016        $129,281        $105,511
                                               =======        =======        ========        ========



Total servicing income totaled $45.5 million and $129 million for the three and nine months ended September 30, 2000, respectively, compared with $37.0 million and $106 million for the same respective periods in 1999. Servicing income increased as a result of a higher level of contracts serviced.

According to the terms of each securitization transaction, contractual servicing income is earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. According to terms of our $1.4 billion whole loan sale, we may earn additional servicing fee income if cumulative static pool losses on the contracts sold are 4.00% or lower. The fees are reduced by .00795% for each basis point that the actual cumulative static pool losses exceeds 4.00%. Other fee income consists primarily of documentation fees, late charges and deferment fees and has increased as a direct result of the increase in the number of contracts originated and outstanding. Our average serviced portfolio was $6.3 billion and $5.9 billion for the three and nine months ended September 30, 2000, respectively, compared with $5.0 billion and $4.7 billion for the same respective periods in 1999.

GAIN ON SALE OF CONTRACTS

On a regular basis, we securitize automobile contracts in the asset-backed securities market and retain the servicing rights. Such transactions are treated as sales to a securitization trust or financings for accounting purposes. For transactions treated as sales to a securitization trust, we record a noncash gain equal to the present value of the estimated future earnings from the portfolio of contracts sold. Net interest earned on such contracts and fees earned for servicing the contract portfolios are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income.

During the three months ended September 30, 2000, we entered into a whole loan sale with WFSRC2. These loans were subsequently securitized by WFSRC2. For this transaction, we received cash for the amount of the principal outstanding on the contracts plus a premium of $41.2 million. This premium was recorded as a cash gain on sale, net of the writeoff of outstanding dealer participation balances. We will continue to service these contracts for which we will receive contractual servicing fee income and other ancilliary servicing fee income. We expect securitization transactions in the foreseeable future to be structured and accounted for as secured financings.


Contract sales and securitizations totaled $1.4 billion and $3.6 billion for the three and nine months ended September 30, 2000, respectively, compared with $1.5 billion and $2.5 billion for the same respective periods in

1999. We recorded a cash gain of $6.0 million during the three months ended September 30, 2000 resulting from the $1.4 billion whole loan sale of automobile contracts compared with a $20.3 million non-cash gain on sale of contracts recorded during the same period in 1999. For the nine months ended September 30, 2000, cash and non-cash gains totaled $13.7 million compared with $48.5 million of non-cash gain during the same period in 1999. Total gain on sale of contracts represented only 5% of total revenues for the nine months ended September 30, 2000 compared with 22% for the same period in 1999.

PROVISION FOR CREDIT LOSSES

We maintain an allowance for credit losses on the contracts held on the balance sheet to cover probable losses which can be reasonably estimated. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on such contracts held on balance sheet or by the reduction of the amount of contracts held on balance sheet from securitization transactions treated as sales and from whole loans sales. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet, pending sales of contracts and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned portfolio which can be reasonably estimated.

The provision for credit losses was $21.4 million and $47.9 million for the three and nine months ended September 30, 2000, respectively compared with $15.3 million and $31.3 million for the same respective periods in 1999. The increase in provision for credit losses is the result of a higher level of contracts held on the balance sheet as our securitization transactions are now accounted for as secured financings. The allowance of credit losses as a percentage of owned contracts outstanding totaled 2.8% and 2.5% at September 30, 2000 and December 31, 1999, respectively.

OPERATING EXPENSES

Total operating expenses were $47.2 million and $142 million for the three and nine months ended September 30, 2000, respectively, compared with $45.4 million and $130 million for the same respective periods in 1999. Operating expenses as a percentage of average serviced contracts for the three months ended September 30, 2000 declined to 3.0% compared with 3.6% for the same period a year earlier. Operating expenses as a percentage of average serviced contracts for the nine months ended September 30, 2000 declined to 3.2% compared with 3.7% for the same period in 1999.

INCOME TAXES

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp, the holding company parent of the Bank. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate for the nine months ended September 30, 2000 and 1999 was 41% and 42%, respectively.

PRO-FORMA STATEMENTS OF INCOME

The following pro-forma statements of income present our results under the assumption that the whole loan sale completed for the three months ended September 30, 2000 and all our securitization transactions are treated as secured financings rather than sales. We believe that such a presentation is an important performance measure of our operations. If treated as secured financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the contracts in the trusts and the related financing costs are reflected over the life of the underlying pool of contracts. We refer to these pro-forma results as "portfolio basis" statements of income since the contracts would have remained in our on balance sheet contract portfolio if we accounted for the transactions as secured financings. We monitor the periodic portfolio basis earnings of our serviced contract portfolio and believe these portfolio basis statements assist in better understanding our business.

The following tables presents the portfolio basis statements of income, portfolio basis yield and reconciliation to net income as reflected in our consolidated statements of income:

                       WFS FINANCIAL INC AND SUBSIDIARIES
                      PORTFOLIO BASIS STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                                   ------------------------        ------------------------
                                                                     2000           1999             2000            1999
                                                                   --------        --------        --------        --------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                                    $210,049        $166,675        $585,400        $467,450
Interest expense                                                    107,927          76,820         292,523         216,787
                                                                   --------        --------        --------        --------
      Net interest income                                           102,122          89,855         292,877         250,663
Net chargeoffs (1)                                                   30,381          22,606          77,607          70,956
Provision for growth (2)                                              6,122           5,396          18,711          14,615
                                                                   --------        --------        --------        --------
      Provision for credit losses                                    36,503          28,002          96,318          85,571
                                                                   --------        --------        --------        --------
      Net interest income after provision for credit losses          65,619          61,853         196,559         165,092

Other income                                                         16,491          12,267          46,251          33,173
Operating expenses                                                   47,312          46,964         142,920         135,114
                                                                   --------        --------        --------        --------

      Income before income tax                                       34,798          27,156          99,890          63,151
Income tax (3)                                                       14,373          11,457          40,853          26,615
                                                                   --------        --------        --------        --------
Portfolio basis net income                                         $ 20,425        $ 15,699        $ 59,037        $ 36,536
                                                                   ========        ========        ========        ========

Portfolio basis net income per common share - diluted              $   0.72        $   0.61        $   2.09        $   1.41
                                                                   ========        ========        ========        ========

(1) Represents actual chargeoffs incurred during the period, net of recoveries.

(2) Represents additional allowance for credit losses we would set aside due to an increase in the serviced portfolio.

(3)     Such tax effect is based upon our tax rate for the respective period.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                           PORTFOLIO BASIS YIELD TABLE
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                       -------------------------------       --------------------------------
                                                          2000 (1)           1999(1)            2000 (1)           1999(1)
                                                       ------------       ------------       ------------       ------------
                                                                                    (DOLLARS IN THOUSANDS)
Interest income                                                13.4%              13.4%              13.3%              13.3%
Interest expense                                                6.9                6.2                6.6                6.1
                                                       ------------       ------------       ------------       ------------
     Net interest income                                        6.5                7.2                6.7                7.2
Net chargeoffs (2)                                              1.9                1.8                1.8                2.0
Provision for growth (3)                                        0.4                0.4                0.4                0.4
                                                       ------------       ------------       ------------       ------------
    Provision for credit losses                                 2.3                2.2                2.2                2.4
                                                       ------------       ------------       ------------       ------------
    Net interest income after provision for
      credit losses                                             4.2                5.0                4.5                4.8
Other income                                                    1.0                1.0                1.1                0.9
Operating expenses                                              3.0                3.8                3.4                3.9
                                                       ------------       ------------       ------------       ------------
    Income before income tax                                    2.2                2.2                2.2                1.8
Income tax (4)                                                  0.9                0.9                0.9                0.8
                                                       ------------       ------------       ------------       ------------
Portfolio basis net income                                      1.3%               1.3%               1.3%               1.0%
                                                       ============       ============       ============       ============

Average serviced contracts                             $  6,286,588       $  4,981,876       $  5,869,816       $  4,702,009
                                                       ============       ============       ============       ============

(1) Rates are calculated by dividing amounts by average serviced contracts for the respective periods.

(2)     Represents actual chargeoffs incurred during the period.

(3) Represents additional allowance for credit losses we would set aside due to an increase in the serviced portfolio.

(4)     Such tax effect is based upon our tax rate for the respective period.

                       WFS FINANCIAL INC AND SUBSIDIARIES
      RECONCILIATION OF GAAP BASIS NET INCOME TO PORTFOLIO BASIS NET INCOME
                                   (UNAUDITED)


                                                      THREE MONTHS                    NINE MONTHS
                                                    ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                  -----------------------       --------------------------
                                                    2000           1999            2000            1999
                                                  --------       --------       ---------       ---------
                                                                 (DOLLARS IN THOUSANDS)
GAAP net income                                   $ 17,308       $ 12,712       $  48,221       $  36,448

Portfolio basis adjustments:
    Gain on sales of contracts                      (6,004)       (20,251)        (13,723)        (48,506)
    Retained interest income                       (12,453)       (12,308)        (39,644)        (37,888)
    Contractual servicing income                   (16,518)       (12,434)        (43,385)        (34,443)
    Net interest income                             55,581         64,404         164,186         180,121
    Provision for credit losses                    (15,144)       (12,655)        (48,424)        (54,268)
    Operating expenses                                (152)        (1,590)           (863)         (4,864)
                                                  --------       --------       ---------       ---------
Total portfolio basis adjustments                    5,310          5,166          18,147             152
Net tax effect (1)                                   2,193          2,179           7,331              64
                                                  --------       --------       ---------       ---------
                  Portfolio basis net income      $ 20,425       $ 15,699       $  59,037       $  36,536
                                                  ========       ========       =========       =========



(1)     Such tax is based on our tax rate for the respective period.

FINANCIAL CONDITION

CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE

We held a portfolio of contracts on balance sheet for investment that totaled $2.2 billion at September 30, 2000 and $71.8 million at December 31, 1999. This increase is due to treating $540 million of the 2000-A securitization and the entire $1.0 billion 2000-B securitization as secured financings. There were no contracts held for sale at September 30, 2000 compared with $1.4 billion at December 31, 1999. We do not expect to hold contracts for sale in the foreseeable future.

The following table presents a summary of our automobile contracts purchased:

                          THREE MONTHS ENDED            NINE MONTHS ENDED
                            SEPTEMBER 30,                 SEPTEMBER 30,
                      ------------------------      ---------------------------
                         2000           1999           2000            1999
                      ----------      --------      ----------      ----------
                                     (DOLLARS IN THOUSANDS)
New vehicles          $  306,301      $362,595      $  780,848      $  598,997
Used vehicles            864,241       543,756       2,442,040       1,929,418
                      ----------      --------      ----------      ----------
    Total volume      $1,170,542      $906,351      $3,222,888      $2,528,415
                      ==========      ========      ==========      ==========


AMOUNTS DUE FROM TRUSTS

The excess cash flow generated by contracts sold to each of the securitization trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closed, we advanced additional monies to our subsidiary which originated the securitization trust to initially fund these spread accounts. We establish a liability associated with the use of the spread account funds which is reduced as such funds reach predetermined funding levels. We are released from these obligations after the spread account reaches a predetermined funding level. Amounts due from trusts represent amounts due to us that are still under obligation to be held in the spread accounts. The amounts due from trusts at September 30, 2000 was $383 million compared with $439 million at December 31, 1999. The decrease is result of a reduction in the outstanding amount of securitization transactions treated as sales for accounting purposes.

ASSET QUALITY

We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles and seek to collect on deficiency balances.

At September 30, 2000, the percentage of accounts delinquent 30 days or greater was 2.40% compared with 2.84% at December 31, 1999. Delinquency is calculated by us based on the contractual due date. Net chargeoffs on average contracts outstanding for the three months ended September 30, 2000 were 1.93% compared with 1.82% for the same period in 1999. Net chargeoffs on average contracts outstanding for the nine months ended September 30, 2000 were 1.76% compared with 2.01% for the same period a year earlier. Stricter underwriting guidelines, the successful implementation of our multiple credit scoring models, a greater concentration of prime automobile contracts in our portfolio and an improved servicing platform have all contributed to better asset quality.

The following table sets forth information with respect to the delinquency of our portfolio of contracts serviced which includes delinquency information relating to contracts which are owned by us and contracts which have been sold and securitized but are serviced by us:

                                                   SEPTEMBER 30, 2000                   DECEMBER 31, 1999
                                            ------------------------------      ----------------------------------
                                              AMOUNT          PERCENTAGE           AMOUNT             PERCENTAGE
                                            ----------      --------------      -------------         ------------
                                                           (DOLLARS IN THOUSANDS)
Contracts serviced at end of period         $6,535,690                          $   5,354,385
                                            ==========                          =============
Period of delinquency (1)
      30-59 days                            $  111,841               1.71%      $     107,416                2.01%
      60 days or more                           44,890               0.69              44,610                0.83
                                            ----------      -------------       -------------         -----------
Total contracts delinquent
      and delinquencies as a
      percentage of contracts serviced      $  156,731               2.40%      $     152,026                2.84%
                                            ==========      =============       =============         ===========

(1) The period of delinquency is based on the number of days payments are contractually past due.

The following table sets forth information with respect to repossessions in our portfolio of serviced contracts:

                                              SEPTEMBER 30, 2000           DECEMBER 31, 1999
                                         -------------------------      -------------------------
                                         NUMBER OF                      NUMBER OF
                                         CONTRACTS        AMOUNT        CONTRACTS        AMOUNT
                                         ---------      ----------      ---------      ----------
                                                           (DOLLARS IN THOUSANDS)
Contracts serviced                        597,906       $6,535,690       524,709       $5,354,385
                                          =======       ==========       =======       ==========

Repossessed vehicles                          710            4,012           559            3,374
                                          =======       ==========       =======       ==========

Repossessed vehicles as a percentage
      of number and amount of
      contracts outstanding                  0.12%            0.06%         0.11%            0.06%

The following table sets forth information with respect to actual credit loss experience on our portfolio of contracts serviced:


                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                          --------------------------        ----------------------------
                                                             2000             1999             2000             1999
                                                          ----------       ----------       ----------       ----------
                                                                             (DOLLARS IN THOUSANDS)
Contracts serviced                                        $6,535,690       $5,152,194       $6,535,690       $5,152,194
                                                          ==========       ==========       ==========       ==========

Average contracts serviced during period                  $6,286,588       $4,981,876       $5,869,816       $4,702,009
                                                          ==========       ==========       ==========       ==========

Gross chargeoffs of contracts during period               $   42,788       $   33,260       $  115,487       $  106,661
Recoveries of contracts charged off in prior periods          12,407           10,654           37,881           35,705
                                                          ----------       ----------       ----------       ----------
Net chargeoffs                                            $   30,381       $   22,606       $   77,606       $   70,956
                                                          ==========       ==========       ==========       ==========

Net chargeoffs as a percentage of average contracts
  outstanding during period                                     1.93%            1.82%            1.76%            2.01%
                                                          ==========       ==========       ==========       ==========

The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:


                       WFS FINANCIAL INC AND SUBSIDIARIES
               CUMULATIVE STATIC POOL LOSS CURVES (1) (UNAUDITED)

                              AT SEPTEMBER 30, 2000

 MONTH (2)       1996-A        1996-B       1996-C        1996-D      1997-A      1997-B      1997-C      1997-D     1998-A
----------------------------------------------------------------------------------------------------------------------------------
     1             0.00%         0.01%        0.00%        0.02%        0.00%      0.00%      0.00%       0.00%       0.00%
     2             0.06%         0.09%        0.09%        0.10%        0.08%      0.06%      0.05%       0.05%       0.04%
     3             0.17%         0.20%        0.22%        0.24%        0.20%      0.15%      0.12%       0.14%       0.11%
     4             0.29%         0.35%        0.52%        0.44%        0.36%      0.33%      0.29%       0.31%       0.25%
     5             0.48%         0.61%        0.74%        0.71%        0.62%      0.56%      0.46%       0.56%       0.44%
     6             0.63%         0.88%        0.98%        0.93%        0.85%      0.77%      0.67%       0.75%       0.66%
     7             0.81%         1.14%        1.27%        1.16%        1.12%      1.10%      0.93%       0.99%       0.95%
     8             1.08%         1.42%        1.52%        1.43%        1.45%      1.40%      1.16%       1.24%       1.23%
     9             1.35%         1.67%        1.77%        1.72%        1.70%      1.70%      1.37%       1.47%       1.50%
    10             1.63%         1.91%        1.98%        2.03%        2.02%      2.00%      1.66%       1.75%       1.79%
    11             1.87%         2.18%        2.21%        2.34%        2.32%      2.22%      1.94%       2.06%       2.03%
    12             2.06%         2.38%        2.49%        2.62%        2.61%      2.43%      2.16%       2.35%       2.21%
    13             2.28%         2.58%        2.73%        2.97%        2.92%      2.66%      2.40%       2.63%       2.39%
    14             2.47%         2.79%        2.99%        3.27%        3.14%      2.91%      2.65%       2.86%       2.49%
    15             2.63%         2.95%        3.21%        3.53%        3.30%      3.15%      2.90%       3.05%       2.60%
    16             2.79%         3.14%        3.47%        3.79%        3.55%      3.47%      3.15%       3.19%       2.72%
    17             2.97%         3.38%        3.70%        4.02%        3.77%      3.77%      3.36%       3.32%       2.85%
    18             3.12%         3.55%        3.94%        4.19%        3.94%      3.97%      3.55%       3.42%       2.98%
    19             3.31%         3.80%        4.18%        4.43%        4.21%      4.20%      3.70%       3.50%       3.11%
    20             3.49%         3.98%        4.36%        4.65%        4.40%      4.39%      3.81%       3.60%       3.25%
    21             3.63%         4.14%        4.53%        4.80%        4.59%      4.53%      3.91%       3.69%       3.35%
    22             3.80%         4.31%        4.67%        5.07%        4.81%      4.67%      4.00%       3.81%       3.48%
    23             3.95%         4.46%        4.84%        5.27%        5.00%      4.75%      4.11%       3.96%       3.62%
    24             4.10%         4.58%        5.01%        5.47%        5.14%      4.81%      4.21%       4.10%       3.70%
    25             4.22%         4.74%        5.17%        5.65%        5.24%      4.88%      4.30%       4.23%       3.75%
    26             4.33%         4.87%        5.34%        5.80%        5.33%      4.94%      4.44%       4.34%       3.80%
    27             4.41%         4.98%        5.50%        5.91%        5.39%      5.04%      4.56%       4.44%       3.87%
    28             4.51%         5.11%        5.67%        5.98%        5.44%      5.11%      4.66%       4.51%       3.92%
    29             4.60%         5.21%        5.78%        6.06%        5.50%      5.21%      4.77%       4.54%       3.98%
    30             4.70%         5.31%        5.89%        6.12%        5.56%      5.31%      4.79%       4.56%       4.06%
    31             4.79%         5.42%        5.98%        6.17%        5.65%      5.40%      4.83%       4.57%       4.11%
    32             4.85%         5.50%        6.02%        6.24%        5.71%      5.48%      4.86%       4.63%
    33             4.91%         5.55%        6.06%        6.29%        5.79%      5.52%      4.88%       4.67%
    34             4.99%         5.58%        6.11%        6.34%        5.85%      5.54%      4.90%       4.71%
    35             5.03%         5.60%        6.14%        6.39%        5.89%      5.56%      4.92%
    36             5.07%         5.62%        6.16%        6.44%        5.93%      5.58%      4.98%
    37             5.11%         5.65%        6.17%        6.47%        5.96%      5.61%      5.01%
    38             5.11%         5.68%        6.22%        6.53%        5.98%      5.64%
    39             5.12%         5.70%        6.27%        6.56%        6.01%      5.66%
    40             5.12%         5.71%        6.30%        6.58%        6.01%      5.67%
    41             5.13%         5.74%        6.34%        6.58%        6.02%
    42             5.13%         5.76%        6.35%        6.59%        6.04%
    43             5.13%         5.77%        6.37%        6.60%        6.06%
    44             5.13%         5.79%        6.37%        6.60%
    45             5.14%         5.79%        6.36%        6.61%
    46             5.14%         5.79%        6.36%        6.62%
    47             5.15%         5.78%        6.36%
    48             5.15%         5.78%        6.36%
    49             5.15%         5.77%        6.36%
    50             5.15%         5.75%
    51             5.15%         5.75%
    52             5.14%         5.74%
    53             5.13%
    54             5.12%

PRIME MIX (3)       59%             58%          55%          51%          54%        55%        53%         49%         57%

                         WFS FINANCIAL AND SUBSIDIARIES
               CUMULATIVE STATIC POOL LOSS CURVES (1) (UNAUDITED)
                              AT SEPTEMBER 30, 2000

    MONTH (2)        1998-B        1998-C         1999-A         1999-B        1999-C        2000-A      2000-B      2000-C (4)
-----------------------------------------------------------------------------------------------------------------------------------
        1            0.00%          0.00%          0.00%          0.00%        0.00%        0.00%        0.00%          0.00%
        2            0.02%          0.04%          0.04%          0.04%        0.02%        0.03%        0.02%          0.04%
        3            0.08%          0.11%          0.11%          0.11%        0.10%        0.10%        0.09%
        4            0.18%          0.23%          0.20%          0.26%        0.25%        0.20%        0.24%
        5            0.38%          0.39%          0.33%          0.47%        0.40%        0.36%        0.39%
        6            0.59%          0.50%          0.46%          0.66%        0.56%        0.55%
        7            0.83%          0.61%          0.62%          0.87%        0.71%        0.71%
        8            1.03%          0.75%          0.76%          1.00%        0.86%
        9            1.21%          0.86%          0.92%          1.13%        1.01%
       10            1.40%          1.00%          1.11%          1.24%        1.14%
       11            1.53%          1.17%          1.30%          1.35%        1.34%
       12            1.62%          1.32%          1.47%          1.44%        1.52%
       13            1.74%          1.48%          1.61%          1.58%
       14            1.84%          1.66%          1.73%          1.74%
       15            1.96%          1.79%          1.81%          1.85%
       16            2.10%          1.91%          1.89%
       17            2.22%          2.01%          2.00%
       18            2.40%          2.07%          2.10%
       19            2.55%          2.11%          2.24%
       20            2.69%          2.17%          2.35%
       21            2.79%          2.24%
       22            2.85%          2.34%
       23            2.89%          2.43%
       24            2.92%
       25            2.97%
       26            3.04%
       27            3.13%
       28            3.18%

  PRIME MIX (3)        67%            70%            70%            70%          67%          69%          69%            68%



(1) Cumulative static pool losses are equal to the cumulative amount of losses actually recognized up to and including a given month divided by the original principal balance of the securitization transaction.

(2) Represents the number of months since the inception of the securitization transaction.

(3) Represents the original percentage of prime contacts included within each pool.

(4) Represents loans sold to WFSRC2 in a whole loan sale in August 2000 and subsequently securitized by WFSRC2.

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

In addition to our indirect statement of cash flows as presented under GAAP, we also analyze the key cash flows from our operations on a direct basis excluding certain items such as the purchase or sale of contracts. The following table shows our operating cash flows:

                                     NINE MONTHS ENDED
                                       SEPTEMBER 30,
                                  ------------------------
                                    2000          1999
                                  --------      ---------
                                     (DOLLARS IN THOUSANDS)
Cash flows from trusts            $106,053      $124,871
Contractual servicing income        39,644        34,443
Cash flows from owned loans        130,220        75,118
Other fee income                    46,252        33,180
Less:
Dealer participation                76,281        63,934
Operating costs                    142,059       130,255
                                  --------      --------
Operating cash flows              $103,829      $ 73,423
                                  ========      ========

Operating cash flows have improved for the nine months ended September 30, 2000 compared with the same period a year earlier as a result of the improving credit quality of our portfolio as well as improved operating efficiency and declining dealer participation rates.

PRINCIPAL SOURCES OF CASH

Collections of Principal and Interest from Contracts

Our primary source of funds is the collection of principal and interest from contracts originated. These monies are deposited into collection accounts established in connection with each securitization transaction or into our accounts for contracts not in a securitization. Pursuant to reinvestment contracts entered into in connection with each securitization transaction, our parent entity, the Bank, and our subsidiary, WFS Financial Auto Loans 2, Inc., also known as WFAL2, receive access to the amounts deposited into each collection account and the amounts held in the spread account for each securitization transaction. The Bank and WFAL2 then make those funds available to us, in the case of the Bank pursuant to our reinvestment contract with the Bank and in the case of WFAL2 through its purchase of contracts from us. We are then permitted to use those amounts so received in our daily operations to fund the purchase of contracts or to cover the day to day costs of our operations. Principal and interest collections totaled $2.8 billion for the nine months ended September 30, 2000 compared with $2.2 billion for the same period in 1999.

Contract Sales and Securitizations

Since 1985, we have securitized or sold $18.0 billion of automobile receivables in 49 public offerings, making us the fourth largest issuer of such securities in the nation. On November 6, 2000, we priced a $1.0 billion securitization transaction. This transaction is expected to close on November 14, 2000. We have received $1.4 billion and $3.6 billion in funds from contract sales and securitizations for the three and nine months ended September 30, 2000, respectively, compared to $1.5 billion and $2.5 billion for the same respective periods in 1999. We expect to continue to use sales and securitization transactions as part of our liquidity strategy when appropriate market conditions exist.

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

PRINCIPAL USES OF CASH

Purchase of Automobile Contracts

Our most significant use of cash is the purchase of automobile contracts. We acquire these contracts through our nationwide relationship with franchised and select independent automobile dealers. Payments for such contracts are sent to our dealers either via an electronic funds transfer or check. We purchased $1.2 billion and $3.2 billion of contracts for the three and nine months ended September 30, 2000, respectively, compared to $906 million and $2.5 billion for the same respective periods in 1999.

Payments of Principal and Interest on Securitization Transactions

Under the terms of our reinvestment contract, we make quarterly payments of interest and principal to noteholders and certificateholders. Payment of principal and interest to noteholders and certificateholders totaled $2.5 billion for nine months ended September 30, 2000 compared with $1.7 billion for the same period in 1999.

Dealer Participation

Consistent with industry practice, we generally pay an up-front dealer participation to the originating dealer for each contract purchased. Participation paid by us to dealers for the three and nine months ended September 30, 2000 totaled $27.9 million and $76.3 million compared with $21.9 million and $63.9 million for the same respective periods in 1999. Typically, the acquisition of prime quality contracts higher up the prime credit quality spectrum requires a higher amount of participation paid to the dealer due to the increased level of competition for such contracts.

Advances to Spread Accounts

At the time a securitization transaction closes, we are required to advance monies to initially fund the spread account. Additionally, these spread accounts are required to increase beyond the initial spread account funding to predetermined levels. These spread accounts increase through receipt of excess cash flow until these predetermined levels are met. The amounts due from trust represent funds due to us that have not yet been disbursed from the spread accounts. The amounts due from trusts at September 30, 2000, including initial advances not yet returned was $383 million compared with $439 million at December 31, 1999.

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

The Asset/Liability Committee closely monitors interest rate and prepayment risks and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to the net present value, also known as NPV, of our assets and liabilities. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events.

The contracts originated and held by us are all fixed rate and, accordingly, we have exposure to changes in interest rates. Our prepayment experience on contracts has not been historically sensitive to changes in interest rates and we, therefore, believe that we are not exposed to significant prepayment risk relative to changes in interest rates.

To protect against changes in interest rates, we hedge contracts purchased with two-year Treasury securities forward agreements, also known as forwards, or Eurodollar swaps, also known as swaps, until they are securitized. Generally, we enter into forwards or swaps in amounts that correspond to the principal amount of the contracts originated. The market value of these forwards or swaps is designed to respond inversely to potential changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. We enter into these forwards or swaps either with highly rated counterparties or the Bank, which further reduces our risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. We currently hedge substantially all of our pending securitization transactions.

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


                                WFS FINANCIAL INC
--------------------------------------------------------------------------------
                                  (Registrant)





Date: November 13, 2000                By: /s/JOY SCHAEFER
     --------------------------            ------------------------------------
                                       Joy Schaefer
                                       Vice Chairman, Director, and
                                       Chief Executive Officer


Date: November 13, 2000                By: /s/LEE A. WHATCOTT
     --------------------------           --------------------------------------
                                       Lee A. Whatcott
                                       Senior Executive Vice President
                                       (Principal Financial and Accounting
                                       Officer) and Chief Financial Officer

                                 EXHIBIT INDEX

    Exhibit
        27    Financial Data Schedule