Form 10-K405
period 2000-12-31
WFS FINANCIAL INC
filed 2001-03-29
CIK 946343

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

                              TITLE OF EACH CLASS

                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001:
                   Common Stock, No Par Value -- $97,730,825

  The number of shares outstanding of the issuer's class of common stock as of
                               February 28, 2001:
                    Common Stock, No Par Value -- 28,460,123

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held May 3, 2001 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I
Item 1.    Business....................................................      1
Item 2.    Properties..................................................     16
Item 3.    Legal Proceedings...........................................     16
Item 4.    Submission of Matters to a Vote of Security Holders.........     16

                                    PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................     17
Item 6.    Selected Financial Data.....................................     18
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     20
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...     36
Item 8.    Financial Statements and Supplementary Data.................     37
Item 9.    Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure..................................     37

                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........     38
Item 11.   Executive Compensation......................................     38
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     38
Item 13.   Certain Relationships and Related Transactions..............     38

                                    PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................     38

                                     PART I
ITEM 1. BUSINESS

GENERAL

     We are one of the nation's largest independent automobile finance companies with 28 years of experience in the automobile finance industry. We originate, service and securitize new and pre-owned automobile installment contracts which are generated through our relationships with over 8,500 franchised and independent automobile dealers in 42 states. We originated $4.2 billion of automobile contracts during 2000 and serviced a portfolio of $6.8 billion at December 31, 2000.

     We provide service to dealers through our nationwide network of business development representatives. Our business development representatives provide dealers with a single contact to whom they can sell most of their automobile contracts. Unlike many of our competitors, we offer programs for both prime and non-prime borrowers. Approximately 70% of our contract originations are with borrowers who have strong credit histories, otherwise known as prime borrowers, and approximately 30% of our contract originations are with borrowers who have overcome past credit difficulties, otherwise known as non-prime borrowers.

     We underwrite contracts through a credit approval process that is supported and controlled by a centralized, automated front-end system. This system incorporates proprietary credit scoring models and industry credit scoring model and tools, which enhance our credit analysts' ability to tailor each contract's pricing and structure to maximize risk-adjusted returns. Our underwriters earn incentives based on the profitability rather than the volume of the contracts that they purchase.

     We structure our business to minimize operating costs while providing high quality service to our dealers. Those aspects of our business that require a local market presence are performed on a decentralized basis in our 44 offices. All other operations are centralized.

     We fund our purchases of contracts, on an interim basis, with deposits raised at our parent, Western Financial Bank, also known as the Bank, which are insured by the Federal Deposit Insurance Corporation, also known as the FDIC, and other borrowings raised by the Bank. For long-term financing, we issue automobile contract asset-backed securities. Since 1985, we have securitized over $20 billion of automobile contracts in 51 public offerings of asset-backed securities, making us the fourth largest issuer of such securities in the nation. We anticipate that we will continue to securitize contracts in transactions recorded as either secured financings or as whole loan sales. We believe that the relationship we maintain with the Bank provides us a competitive advantage relative to other independent automobile finance companies by providing a significant source of liquidity and by allowing us the ability to enter the automobile contract asset-backed securities market on an opportunistic basis.

     The following table presents a summary of our automobile contracts purchased:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    2000          1999          1998
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
New vehicles...................................  $1,028,394    $  796,339    $  547,898
Pre-owned vehicles.............................   3,190,833     2,543,807     2,122,798
                                                 ----------    ----------    ----------
          Total volume.........................  $4,219,227    $3,340,146    $2,670,696
                                                 ==========    ==========    ==========
Prime..........................................  $2,900,960    $2,313,573    $1,808,013
Non-prime......................................   1,318,267     1,026,573       862,683
                                                 ----------    ----------    ----------
          Total volume.........................  $4,219,227    $3,340,146    $2,670,696
                                                 ==========    ==========    ==========

     To improve our long-term profitability, we restructured our lending operations in 1998. As a result, we incurred a net loss of $16.6 million in 1998 due to higher credit losses and a $15.0 million charge related to the restructuring. The higher credit losses were due to purchasing a higher percentage of non-prime contracts during 1996 and 1997, as well as servicing disruptions created by our restructuring. As part of this restructuring, we closed 96 under performing offices and reduced our number of employees, also known as associates, by approximately 20%.

     Since this restructuring, we have:

     - realized record net income of $49.4 million in 1999 and $66.4 million in 2000, a 34% increase;

     - increased operating cash flows from lending operations from $16.5 million in 1998, to $102 million in 1999 and to $140 million in 2000;

     - increased contract originations from $2.7 billion in 1998, to $3.3 billion in 1999 and to $4.2 billion in 2000;

     - improved the percentage of applications funded to applications received from 13% in the first quarter of 1998 to 22% in the fourth quarter of 2000;

     - lowered lending operating expenses as a percentage of average serviced contracts from 4.1% in 1998 to 3.1% in 2000; and

     - reduced net chargeoffs as a percentage of average serviced contracts from 3.4% in 1998 to 1.9% in 2000.

THE HISTORY OF WFS

     Western Thrift & Loan Association, a California-licensed thrift and loan association, was founded in 1972. In 1973, Western Thrift Financial Corporation was formed as the holding company for Western Thrift & Loan Association. Western Thrift Financial Corporation later changed its name to Westcorp. In 1982, Westcorp acquired Evergreen Savings and Loan Association, a California-licensed savings and loan association, which became a wholly owned subsidiary of Westcorp. The activities of Western Thrift & Loan Association and Evergreen Savings and Loan Association were merged together in 1982, and Evergreen Savings and Loan Association's name was changed ultimately to Western Financial Bank.

     Western Thrift & Loan Association was involved in automobile finance activities from its incorporation until its merger with Evergreen Savings and Loan Association. At such time, the automobile finance activities of Western Thrift & Loan Association were continued by the Bank. In 1988, we were incorporated as a wholly owned consumer finance subsidiary of the Bank to provide non-prime automobile finance services, a market not serviced by the Bank's automobile finance division.

     In 1995, the Bank transferred its automobile finance division to us. In connection with that acquisition, the Bank transferred to us all assets relating to its automobile finance division, including the contracts held on balance sheet and all interests in the excess spread payable from outstanding securitization transactions. The Bank also transferred to us all of the outstanding stock of WFS Financial Auto Loans, Inc., also known as WFAL, and WFS Financial Auto Loans 2, Inc., also known as WFAL2, the securitization entities of the Bank, thereby making these companies our subsidiaries. In 1995, we sold approximately 20% of our shares in a public offering.

     As an operating subsidiary of the Bank, we are subject to examination and comprehensive regulation by the Office of Thrift Supervision, also known as the OTS, and the FDIC.

     On March 2, 2001, we filed a registration statement with the Securities and Exchange Commission, also known as the SEC, to provide our shareholders an exclusive opportunity to purchase additional shares of stock through a rights offering. The registration statement for this offering has not yet become effective. The number of shares to be offered and the price per share has not yet been determined. Our board of directors will make this determination immediately prior to the time at which the registration statement becomes effective. The board of directors of the Bank has informed us that they intend to exercise the Bank's basic subscription right and expects to exercise its oversubscription right as part of this offering. We expect that this transaction will provide us with approximately $100 million in new capital.

MARKET AND COMPETITION

     We believe that the automobile finance industry is the second largest consumer finance industry in the United States with over $700 billion of loan and lease originations during 2000. The industry is generally segmented according to the type of car sold (new versus pre-owned) and the credit characteristics of the borrower (prime, non-prime or sub-prime). Based upon industry data, we believe that during 2000, prime, non-prime and sub-prime loan originations in the United States were $448 billion, $140 billion and $112 billion, respectively. The United States captive automobile finance companies, General Motors Acceptance Corporation, Ford Motor Credit Company and Chrysler Credit Corporation account for up to approximately 30% of the automobile finance market. We believe that the balance of the market is highly fragmented and that no other market participant has greater than a 2% market share. Other market participants include other captive automobile finance companies and other financial institutions.

     Our dealer servicing and underwriting capabilities and systems enable us to compete effectively in the automobile finance market. Our ability to compete successfully depends largely upon our strong personal relationships with dealers and their willingness to offer to us contracts that meet our underwriting criteria. Our relationship is fostered by the promptness with which we process and fund contracts, as well as the flexibility and scope of the programs we offer. We purchase the full spectrum of prime and non-prime contracts secured by both new and pre-owned vehicles.

     The competition for contracts available within the prime and non-prime credit quality contract spectrum is more intense when the rate of automobile sales declines. Although we have experienced consistent growth for many years, we can give no assurance that we will continue to do so. Several of our competitors have greater financial resources than we have and may have a significantly lower cost of funds. Many of our competitors also have longstanding relationships with automobile dealers and may offer dealers or their customers other forms of financing or services not provided by us. The finance company that provides floor planning for the dealer's inventory is also ordinarily one of the dealer's primary sources of financing for automobile sales. We do not currently provide financing on dealers' inventories. We must also compete with dealer interest rate subsidy programs offered by the captive automobile finance companies. However, frequently those programs are limited to certain models or to certain loan terms which may not be attractive to many new automobile purchasers. Also, these programs are rarely offered on pre-owned vehicles.

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

     - effectively price contracts relative to risk; and

     - utilize the liquidity sources of the Bank.

  PRODUCE MEASURED GROWTH IN CONTRACT ORIGINATIONS

     Over the past five years, we have experienced a compounded annual growth rate in contract purchases of 23%. We provide a high degree of personalized service to our dealership base by marketing, underwriting and purchasing contracts on a local level. Our focus is to provide each dealer superior service by providing a single source of contact to meet the dealer's prime and non-prime financing needs. We believe that the level of our service surpasses that of our competitors by making our business development representatives available any time a dealer is open, making prompt credit decisions, negotiating credit decisions within available programs by providing structural alternatives and funding promptly.

     Growth of originations is primarily through increased dealer penetration. We intend to increase contract purchases from our current dealer base, as well as develop new dealer relationships. Prior to 1995, we originated contracts in seven, primarily western states. Subsequently, we increased our geographic penetration to 35 additional states. Although our presence is well established throughout the country, we believe that we still have opportunities to build market share, especially in those states that we entered since 1994. In addition, we have improved our dealer education and delivery systems in order to increase the ratio of contracts purchased to the number of applications received from a dealer, thereby improving the efficiency of our dealer relationships. We are also seeking to increase contract purchases through new dealer programs targeting high volume, multiple location dealers. These programs focus on creating relationships with dealers to achieve higher contract originations and improved efficiencies. We also originate loans directly from consumers and purchase loans from other finance companies on a limited basis. Additionally, we continue to explore other distribution channels, including the Internet, and are piloting different dealer-centric approaches in order to determine the most effective Internet strategy.

  LEVERAGE TECHNOLOGY TO IMPROVE OUR BUSINESS

     We are focused on leveraging technology to improve all aspects of our business. Over the past four years, we have implemented technology and streamlined operations to improve credit quality, enhance and manage growth, and improve operating efficiency. We plan to realize additional benefits with ongoing investments in the future.

     Our key technology systems include our:

     - automated front-end origination system, which calculates borrower ratios, maintains lending parameters and approval limits, accepts electronic applications and directs applications to the appropriate credit analyst, all of which have reduced the cost of receiving, underwriting and funding contracts;

     - custom designed proprietary scoring models that rank in order the risk of loss occurring on a particular contract;

     - behavioral delinquency management system which improves our ability to queue accounts according to the level of risk, monitor collector performance and track delinquent accounts;

     - centralized and upgraded borrower services department which includes remittance processing, interactive voice response technology and direct debit services;

     - centralized imaging system that provides for the electronic retention and retrieval of account records; and

     - second generation data warehouse that provides analytical tools necessary to evaluate performance of our portfolio by multiple dimensions.

     We are currently developing a third generation credit scorecard to improve loss severity analytics within our application and an on-line, Internet-based credit application process to further enhance our growth.

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

     To achieve the return anticipated at origination, we have developed a disciplined behavioral servicing process for the early identification and cure of delinquent contracts and for loss mitigation. In addition, we provide credit and profitability incentives to our associates to make decisions consistent with our underwriting policies by offering bonuses based both on individual and office-wide performance.

  UTILIZE THE LIQUIDITY SOURCES OF THE BANK

     The Bank provides us, through notes and a line of credit, with over $2.0 billion in financing to fund our operations. This source of liquidity is made available primarily as a result of the Bank's ability to raise a significant amount of deposits through its retail and commercial banking divisions. The Bank can also obtain additional financing through other borrowing sources. These sources of funds provide us the liquidity to fund our contract purchases and allow us to opportunistically enter the automobile contract asset-backed securities market.

OPERATIONS

  LOCATIONS

     We currently originate contracts in 42 states through 44 offices. Each office manager is accountable for the performance of contracts originated in that office throughout the life of the contracts, including acquisition, underwriting, funding and collection. We have two regional production and servicing centers located in Texas and California with functions including data entry and verification, records management, remittance processing, customer service call centers and automated dialers. We maintain three regional bankruptcy and remarketing centers, and have a centralized asset recovery center located in California. Our corporate offices are located in Irvine, California.

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

     If we decide to do business with a new dealer, we perform a review process. We then enter into a non-exclusive dealership agreement with the dealer. This agreement contains certain representations regarding the contracts the dealer will sell to us. Due to the non-exclusive nature of our relationship with dealers, they retain discretion to determine whether to sell contracts to us or another financial institution. The business development representative is responsible for educating the finance managers about the types of contracts that meet our underwriting standards. This education process ensures that we minimize the number of applications we receive that are outside of our underwriting guidelines, thereby increasing our efficiency and lowering our overall cost to originate contracts.

     After this relationship is established, the business development representative continues to actively monitor the relationship with the objective of maximizing the overall profitability of each dealer relationship within his or her territory. This includes ensuring that a significant number of approved applications received from each dealer are actually funded by us, ensuring that the type of contracts received meets our underwriting standards, monitoring the risk-based pricing of contracts acquired and reviewing the actual performance of the contracts purchased. To the extent that a dealer does not meet minimum conversion ratio or lending volume standards, the dealer may be precluded from sending us applications in the future. During the past twelve months, our dealer base has declined from approximately 8,700 to 8,500, primarily as a result of us eliminating dealers that did not meet our standards. Our increase in volume is the result of funding more contracts from dealers that meet our standards. Business development managers within each regional business center provide direct management oversight to each business development representative. In addition, the director of sales and marketing provides oversight management to ensure that all business development managers and representatives are following overall corporate guidelines.

  UNDERWRITING AND PURCHASING OF CONTRACTS

     The underwriting process begins when an application is faxed to our centralized data entry center. Our data entry group enters the applicant information into our front-end underwriting computer system. Once the application has been entered, the computer system automatically obtains credit bureau information on the applicant and calculates our proprietary credit score.

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

     Credit analysts are responsible for properly structuring and pricing deals to meet our risk-based criteria. They review the information, structure and price of an application and make a determination whether to approve, decline or make a counteroffer to the dealer. Each credit analyst's lending levels and approval authorities are established based on the individual's credit experience and portfolio performance, credit manager audit results and quality control review results. Higher levels of approvals are required for higher credit risk and are controlled by system driven parameters and limits. System driven controls include limits on interest rates, contract terms, contract advances, payment to income ratios, debt to income ratios, collateral values and low side overrides.

     Once adequate approval has been received, the computer system automatically sends a fax back to the dealer with our credit decision, specifying approval, denial or conditional approval based upon modification to the structure, such as increase in down payment, reduction of term, or the addition of a co-signer. As part of the approval process, the system or the credit analyst may require that some of the information be verified, such as income, employment, residence or credit history of the applicant. The system increases efficiency by automatically denying approval in certain circumstances without additional underwriting being performed. These automated notices are controlled by parameters set by us consistent with our credit policy.

     If the dealer accepts the terms of the approval, the dealer is required to deliver the necessary documentation for each contract to the appropriate office. The funding group audits such documents for completeness and consistency with the application, providing final approval and funding of the contract. A direct deposit is made or a check is prepared and is promptly sent to the dealer for payment. The dealer's proceeds may include dealer participation for consideration of the acquisition of the contract. The completed contract file is then forwarded to the appropriate record center for imaging.

     Under the direction of the Credit and Pricing Committee, the Chief Credit Officer oversees credit risk management, sets underwriting policy, monitors contract pricing, tracks compliance to underwriting policies and re-underwrites select contracts. If re-underwriting statistics are unacceptable, all monthly and quarterly incentives are forfeited by the office that originated the contracts. Our internal quality control group reviews contracts on a statistical sampling basis to ensure adherence to established lending guidelines and proper documentation requirements. Credit managers within each regional business center provide direct management oversight to each credit analyst. In addition, the Chief Credit Officer provides oversight management to ensure that all credit managers and analysts are following overall corporate guidelines.

     The following table sets forth information for contracts originated, contracts serviced and number of dealers in the states in which we operate our business:

                                        CONTRACT PURCHASES
                                 FOR THE YEAR ENDED DECEMBER 31,               AT DECEMBER 31, 2000
                               ------------------------------------   ---------------------------------------
            STATE                 2000         1999         1998      SERVICING PORTFOLIO   NUMBER OF DEALERS
            -----              ----------   ----------   ----------   -------------------   -----------------
California...................  $1,680,814   $1,375,877   $1,187,406       $2,862,894              2,169
Arizona......................     277,217      196,935      155,439          424,319                286
Washington...................     186,078      166,760      135,271          297,738                380
Florida......................     175,341      138,981       73,023          265,880                408
Ohio.........................     165,860      103,615       70,183          247,326                547
Oregon.......................     158,944      128,154      104,789          235,387                390
Texas........................     158,138      185,795      143,989          295,273                466
Colorado.....................     130,247      111,486       80,800          201,197                231
North Carolina...............     106,664       84,543       59,454          167,394                237
Nevada.......................     101,311       90,521       81,342          183,121                106
Virginia.....................      97,997       61,094       39,592          143,272                256
South Carolina...............      91,246       57,315       32,782          128,589                160
Illinois.....................      76,020       62,755       51,653          124,342                332
Georgia......................      71,341       39,136       24,114           97,519                197
Tennessee....................      68,955       52,128       39,757          108,059                149
Missouri.....................      64,372       46,456       28,958          100,437                197
Utah.........................      63,531       45,767       24,394           87,771                182
Michigan.....................      52,489       22,472       13,783           65,156                167
Alabama......................      49,053       45,706       35,997           81,416                149
Idaho........................      48,639       36,649       34,961           78,011                146
Pennsylvania.................      39,317       28,831       37,508           69,539                177
Wisconsin....................      37,439       24,839       32,398           54,506                129
Maryland.....................      36,431       26,279       13,556           58,112                103
Kentucky.....................      34,658       23,603       16,793           50,145                106
Indiana......................      26,759       23,951       17,829           46,273                133
New Jersey...................      26,552       17,690        6,844           40,175                 81
Delaware.....................      23,709       11,326          805           29,019                 38
Kansas.......................      22,683       12,736       14,166           34,208                 70
Massachusetts................      22,126       25,131                        38,987                 72
Mississippi..................      17,434       14,901       13,503           31,932                 36
West Virginia................      16,763        7,241        9,750           21,956                 54
Oklahoma.....................      16,318       13,974       10,761           26,061                 55
Connecticut..................      13,638       15,799        1,448           22,539                 55
Iowa.........................      13,027        7,334       20,201           21,894                 59
Minnesota....................      11,156          446                        10,365                 31
New Mexico...................       9,469       15,089       15,823           24,934                 40
New Hampshire................       7,157        4,125        4,837           10,427                 28
Nebraska.....................       5,427          683        1,303            5,802                 25
Wyoming......................       5,114        4,050        3,785            7,797                 24
New York.....................       5,097          395          158            5,199                 54
Rhode Island.................       2,642        3,304        3,012            5,541                 12
Maine........................       2,054          897       20,556            2,383                  8
Hawaii.......................                    5,377        7,973            5,287
                               ----------   ----------   ----------       ----------              -----
          Total..............  $4,219,227   $3,340,146   $2,670,696       $6,818,182              8,545
                               ==========   ==========   ==========       ==========              =====

  SERVICING OF CONTRACTS

     We service all of the contracts we purchase, both those held by us and those sold in securitization transactions. The servicing process includes the routine collection and processing of payments, responding to borrower inquiries, maintaining the security interest in the vehicle, maintaining physical damage insurance coverage and repossessing and selling collateral when necessary. During the second quarter of 2000, we implemented a new decision support system which incorporates behavioral scoring models and allows us to continually seek the most efficient and effective collection methods.

     We use monthly billing statements to serve as a reminder to borrowers as well as an early warning mechanism in the event a borrower has failed to notify us of an address change. Payments received in the mail or through our offices are processed by our remittance processing center. To expedite the collection process, we accept payments from borrowers through automated payment programs including PC banking, direct debits and third party payment processing services. Our customer service center uses interactive voice response technology to answer routine account questions and route calls to the appropriate service counselor.

     Our fully integrated servicing, decision and collections system automatically forwards accounts to our automated dialer or regional collection centers based on the assessed risk of default or loss. Account assessment poses several courses of actions, including delaying collection activity based on the likelihood of self curing, directing an account to the automated dialer for a predetermined number of days before being forwarded to a regional collections office, or directly forwarding to a collection specialist in the regional office for accelerated collection efforts as early as seven days past due. This process balances the efficiency of centralized collection efforts with the effectiveness of decentralized personal collection efforts. Our systems track delinquencies and chargeoffs, monitor the performance of our collection associates and assist in delinquency forecasting. To assist in the collection process, we can access original documents through our imaging system which stores all the documents related to each contract. We limit deferments to a maximum of three over the life of the contract and rarely rewrite contracts.

     If satisfactory payment arrangements are not made, the automobile is generally repossessed within 60 to 90 days of the date of delinquency, subject to compliance with applicable law. We use independent contractors to perform repossessions. The automobile remains in our custody generally for 15 days, or longer if required by local law, to provide the obligor the opportunity to redeem the contract. If after the redemption period the delinquency is not cured, we write down the vehicle to fair value and reclassify the contract as a repossessed asset. After the redemption period expires, we prepare the automobile for sale. We sell substantially all repossessed automobiles through wholesale automobile auctions, subject to applicable law. We do not provide the financing on repossessions sold. We use regional remarketing departments to sell our repossessed vehicles. Once the vehicles are sold, any remaining deficiency balances are then charged off. At December 31, 2000, repossessed automobiles outstanding managed by us was $6.2 million or 0.09% of the total serviced portfolio compared with $3.4 million or 0.06% of the total serviced portfolio at December 31, 1999.

     It is our policy to charge off an account when it becomes contractually delinquent by 120 days, except for accounts that are in Chapter 13 bankruptcy, even if we have not yet repossessed the vehicle. At the time that a contract is charged off, all accrued interest is reversed. For those accounts that are in Chapter 13 bankruptcy and contractually past due 120 days, all accrued interest is reversed and income is recognized on a cash basis. Additionally, we mark down such contracts to fair value and reclassify them as non-performing assets. After chargeoff, we collect deficiency balances through our centralized asset recovery center. These efforts include contacting the borrower directly, seeking a deficiency judgment through a small claims court, or instituting other judicial action where necessary. In some cases, particularly where recovery is believed to be less likely, the account may be assigned to a collection agency for final resolution. We also monitor payment plans on those obligors who have filed for bankruptcy.

TRANSACTIONS WITH RELATED PARTIES

  RELATIONSHIP WITH THE BANK AND ITS CONTROLLING PARTIES

     In our opinion, the transactions described herein under the caption "Transactions with Related Parties" have been on terms no less favorable to us than could be obtained from unaffiliated parties, notwithstanding that the transactions were not negotiated at arm's length. However, the transactions were approved by our entire board of directors and the boards of directors of the Bank and Westcorp, including their respective independent directors. Furthermore, any future transactions with the Bank or affiliated persons will continue to be approved by a majority of our disinterested directors. See "Supervision and Regulation".

  ADVANCES FROM PARENT

     We have three separate borrowing arrangements with the Bank. The senior note and the promissory note are longer term, unsecured debt, while the line of credit is designed to provide short-term financing for the purchase of contracts.

     We borrowed $125 million from the Bank under the terms of the senior note. The senior note provides for principal payments of $25 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. Interest payments on the senior note are due quarterly, in arrears, calculated at the rate of 7.25% per annum. We made paydowns of $32.7 million and $66.1 million for the years ended December 31, 2000 and 1999, respectively, without prepayment penalties. There was $11.2 million and $43.9 million outstanding on the senior note at December 31, 2000 and 1999, respectively. Interest expense totaled $1.5 million, $5.4 million and $9.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Additionally, we borrowed $135 million under the terms of the promissory note from the Bank. The promissory note provides for principal payments of $67.5 million per year, commencing July 31, 2001 and continuing through its final maturity, July 31, 2002. Interest payments on the promissory note are due quarterly, in arrears, calculated at the rate of 9.42% per annum. Pursuant to the terms of the promissory note, we may not incur any other indebtedness which is senior to the obligations evidenced by the promissory note except for (i) indebtedness under the senior note (ii) indebtedness collateralized or secured under the line of credit and (iii) indebtedness for similar types of warehouse lines of credit. There was $135 million outstanding on the promissory note at December 31, 2000 and 1999. Interest expense totaled $12.7 million, $9.3 million and $4.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     We also have a line of credit extended by the Bank permitting us to draw up to $1.8 billion as needed to be used in our operations. We do not pay a commitment fee for the line of credit. The line of credit terminates on December 31, 2004, although the term may be extended by us for additional periods up to 60 months. When secured, the line of credit carries an interest rate equal to one-month London Interbank Offer Rate, also known as LIBOR, plus 75 basis points. When unsecured, the line of credit carries an interest rate equal to one-month LIBOR plus 125 basis points. The margins on this line were increased from 62.5 basis points when secured and 112.5 basis points when unsecured effective May 23, 2000. Interest on the amount outstanding under the line of credit is paid monthly, in arrears, and is calculated on the average amount outstanding that month. The Bank has the right under the line of credit to refuse to permit additional amounts to be drawn on the line of credit if, in the Bank's discretion, the amount sought to be drawn will not be used to finance our purchase of contracts or other working capital requirements. There was $236 million and $551 million outstanding on the line of credit at December 31, 2000 and 1999, respectively. Interest expense totaled $38.4 million, $15.7 million and $11.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The weighted average interest rate was 7.09%, 5.33% and 7.31% for the years ended December 31, 2000, 1999 and 1998, respectively.

  SHORT-TERM INVESTMENTS -- PARENT

     We also invest our excess cash at the Bank under an investment agreement. The Bank pays us an interest rate equal to the federal composite commercial paper rate on this excess cash. The weighted average interest rate was 6.58%, 5.23% and 5.45% for the years ended December 31, 2000, 1999 and 1998. We held no excess cash with the Bank under the investment agreement at December 31, 2000 and 1999. Interest income earned under this agreement totaled $1.2 million, $0.1 million and $0.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

  WFS REINVESTMENT CONTRACT

     Pursuant to a series of agreements to which we, the Bank and WFAL2, among others, are parties, we are able to access the cash flows of each of the outstanding securitization transactions and the cash held in each spread account for each of those transactions. We are permitted to use that cash as we determine, including in our ordinary business activities of originating contracts.

     In each securitization transaction, the Bank and WFAL2 have entered into a reinvestment contract that is deemed to be an eligible investment under the relevant securitization agreements. The securitization agreements require, provided certain conditions are met, that all cash flows of the relevant trust and the associated spread accounts be invested in the applicable reinvestment contract. A limited portion of the invested funds may be used by WFAL2 and the balance may be used by the Bank. The Bank makes its portion available to us pursuant to the terms of the WFS Reinvestment Contract. Under the WFS Reinvestment Contract, we receive access to all of the cash available to the Bank under each trust reinvestment contract and are obligated to repay to the Bank an amount equal to the cash so used when needed by the Bank to meet its obligations under the individual trust reinvestment contracts. With the portion of the cash available to it under the individual trust reinvestment contracts, WFAL2 purchases contracts from us pursuant to the terms of the sale and servicing agreements.

     In accordance with this agreement, the Bank and WFAL2 pledge property owned by each for the benefit of the trustee of each trust and the surety. We pay the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank as consideration for the pledge of collateral and for our access to cash under the WFS Reinvestment Contract. We paid the Bank $0.7 million, $0.6 million and $0.7 million for the years ended December 31, 2000, 1999 and 1998, respectively, for this purpose. As WFAL2 directly utilizes the cash made available to it to purchase contracts for its own account from us, no additional consideration from us is required to support WFAL2's pledge of its property under the agreement with Financial Security Assurance, also known as FSA. While we are under no obligation to repurchase contracts from WFAL2, to the extent WFAL2 needs to sell any such contracts to fund its repayment obligations under the trust reinvestment contracts, it is anticipated that we would prefer to purchase those contracts than for WFAL2 to sell those contracts to a third party. The WFS Reinvestment Contract, by its terms, is to remain in effect so long as any of the trust reinvestment contracts is an eligible investment for its related securitization transaction. There was $832 million and $687 million outstanding on the WFS Reinvestment Contract at December 31, 2000 and 1999, respectively.

  TAX SHARING AGREEMENT

     We and our subsidiaries, WFAL, WFAL2 and WFS Investments, Inc., also known as WFSII, WFS Funding, also known as WFSFI, and WFS Receivables Corporation, also known as WFSRC are parties to a tax sharing agreement with Westcorp, the Bank and other subsidiaries of Westcorp, pursuant to which a consolidated federal tax return is filed for all of the parties to the agreement. Under the agreement, the tax due by the group is allocated to each member based upon the relative percentage of each member's taxable income to that of all members. Each member pays Westcorp its estimated share of that tax liability when otherwise due, but in no event may the amount paid exceed the amount of tax that would have been due if a member were to file a separate return. A similar process is used with respect to state income taxes for those states which permit the filing of a consolidated or combined return. Tax liabilities to states that require the filing of separate tax returns for each company are paid by each company. The term of the tax sharing agreement commenced on the first day of the consolidated return year beginning January 1, 1994 and continues in effect until the parties to the tax sharing agreement agree in writing to terminate it. See "Consolidated Financial Statements -- Note 15 -- Income Taxes".

  MANAGEMENT AGREEMENTS

     We have entered into certain management agreements with the Bank and Westcorp pursuant to which we pay an allocated portion of certain costs and expenses incurred by the Bank and Westcorp with respect to services or facilities of the Bank and Westcorp used by us or our subsidiaries, including our principal office facilities, our field offices, and overhead and associate benefits pertaining to Bank and Westcorp associates who also provide services to us or our subsidiaries. Amounts paid by us to the Bank relating to these management agreements totaled $1.8 million, $1.2 million and $4.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, as part of these management agreements, the Bank and Westcorp have agreed to reimburse us for similar costs incurred. Amounts paid to us by the Bank relating to these management agreements totaled $0.3 million, $0.7 million and $0.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The management agreements may be terminated by any party upon five days prior written notice without cause, or immediately in the event of the other party's breach of any covenant, obligation, or duty contained in the applicable management agreement or for violation of law, ordinance, statute, rule or regulation governing either party to the applicable management agreement.

SUPERVISION AND REGULATION

  REGULATIONS APPLICABLE TO US

     We purchase automobile contracts in 42 states and are subject to both state and federal regulations. Since we are owned by the Bank, which is a federal savings association, we are regulated by the OTS, the primary federal banking agency responsible for the supervision and regulation of the Bank, as well as by the FDIC, the federal banking agency which insures the deposits of the Bank. We must also comply with each state's consumer finance, automobile finance, licensing and titling laws and regulations to the extent those laws and regulations are not pre-empted by OTS regulations. To ensure compliance with such laws, we hire experienced legal counsel. We believe that we are in compliance with OTS and FDIC regulations as well as state laws applicable to the purchase and securitization of automobile contracts.

     The automobile contracts we originate and service are also subject to numerous federal and state consumer protection laws. The consumer protection laws include the Federal Truth-in-Lending Act, the Federal Trade Commission Act, the Fair Credit Billing Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, the California Rees-Leveraging Act, other retail installment sales laws and similar state laws. Most state consumer protection laws also govern the process by which we may repossess and sell an automobile pledged as security on a defaulted automobile contract. We must follow those laws carefully in order to maximize the amount of money we can recover on a defaulted automobile contract.

     We must also comply with OTS regulations regarding ownership and operations. The Bank is permitted by OTS regulations to have operating subsidiaries and service corporation subsidiaries. We were created as an operating subsidiary of the Bank in order to: (1) enable us to sell our equity securities to third parties rather than be limited by the restrictions placed on service corporations, whose equity securities may only be sold to other savings associations and (2) enjoy the same pre-emption from state law that is granted to the Bank by OTS regulations. As an operating subsidiary, we are prohibited from engaging in any business activity that the Bank may not itself engage in. All of our business activities are activities in which the Bank is permitted to engage. Furthermore, prior to engaging in any new business activity, acquiring a business from a third party or creating a new subsidiary, we must first give notice to the OTS and the FDIC. Finally, at all times, a majority of our voting stock must be held by the Bank.

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

     As an operating subsidiary, our investments are required to be consolidated with those of the Bank for purposes of determining whether the Bank, on a consolidated basis, is in full compliance with regulations limiting certain of its activities to a percentage of its total consolidated assets. The regulations allow the Bank to invest up to 35% of its consolidated assets in consumer loans, commercial paper and qualifying corporate debt instruments; provided however, that all consumer loans in excess of 30% of the Bank's consolidated assets must be made directly to the consumer by the Bank or its subsidiaries. Thus, not more than 30% of the Bank's consolidated assets may be invested in automobile contracts purchased from new and pre-owned car dealers or from other lenders. For the year ended December 31, 2000, we purchased contracts at an average rate of $352 million per month. However, the Bank was able to remain in compliance with this regulatory limitation on its consolidated activities, as we securitized automobile contracts worth $3.2 billion and transferred other contracts worth $1.4 billion to a subsidiary of Westcorp for securitization by it. We intend to regularly securitize automobile contracts to insure that the Bank will remain in compliance with this regulatory limitation on its consolidated activities.

     As an operating subsidiary of the Bank, we are subject to examination and supervision by the OTS to the same extent as the Bank. Following such an examination, the OTS may direct the Bank or us to take any action needed to prevent violation of any law, regulation or OTS policy, including, with respect to the Bank, disposing of all or part of its ownership of us. In addition, the OTS may, for supervisory, legal, safety or soundness reasons, limit the Bank's activities, limit the Bank's investment in us or limit our activities by directive or cease-and-desist proceedings. If the OTS were to determine that any activity of the Bank or of ours subjected either the Bank or us to sufficient risk, the OTS has the statutory authority to issue a temporary cease-and-desist order requiring the Bank or us, as the case may be, to immediately take affirmative action as described in the order. If a temporary cease-and-desist order were entered and if the OTS were not satisfied with the actions taken as required by that order, the OTS has the authority to immediately seek an order from the United States district court compelling compliance with that order. The most significant action which the FDIC, as the insurer of the Bank's deposit accounts, may take is to seek involuntary termination of the insurance of the Bank's accounts. Termination of insurance, absent consent by the insured institution, requires a hearing before the FDIC, a finding of unsafe and unsound practices or condition or violation of laws, regulations, orders or agreements with the FDIC or OTS, and a judicial affirmance of the FDIC's findings. Termination of the Bank's FDIC insurance could have a serious adverse effect on us, as the Bank's deposits provide a source of funding for our activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Principal Sources of Cash -- Borrowings from Parent" and
"Business -- Transactions with Related Parties." We are not aware of any actions the Bank or we have taken or are planning to take which we believe the OTS would find to be unsafe or unsound or give rise to any action by the OTS or FDIC.

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

     - limit transactions between the Bank, Westcorp and other companies which Westcorp owns or controls; and

     - limit any activities of Westcorp that might create a serious risk that the Bank or companies owned by the Bank, such as us, may be required to pay for the liabilities of Westcorp and/or any other companies over which Westcorp exerts control.

     As subsidiaries of Westcorp, we and the Bank are limited in the type of activities and investments we may participate in if the investment and/or activity involves a company which Westcorp controls and which is not the Bank or a subsidiary of the Bank. The transactions with these controlled companies which are subject to limitations based on the Bank's capital, are:

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

     Furthermore, transactions between the Bank or its subsidiaries, including us, and a company controlled by Westcorp must be on terms at least as favorable to the Bank or its subsidiary, including us, as transactions with companies not under Westcorp's control. We and the Bank are also prohibited from making a loan or extending credit to a company under the control of Westcorp, which also includes, under most circumstances, a purchase of assets from a Westcorp controlled company that is subject to the controlled company's agreement to repurchase those assets, unless the controlled company engages only in activities permitted to bank holding companies under Section 4(c) of the Bank Holding Company Act. The Bank and its subsidiaries, including us, are also prohibited from purchasing or investing in the securities of a controlled company.

     The OTS regulations limiting transactions between Westcorp or a controlled company and the Bank or its subsidiaries exclude transactions between the Bank and its subsidiaries from those limitations. However, the OTS regulations define certain subsidiaries to be affiliates and therefore subject to the requirements of the OTS regulations. At the present time, neither we nor any of our subsidiaries are within the definition of an affiliate of the Bank for purposes of these OTS regulations.

  RECENT LEGISLATION AND REGULATORY STATEMENTS

     The OTS, in conjunction with the other federal banking regulatory agencies, recently issued a guidance statement regarding asset securitization activities of banks and savings associations which applies to the Bank and to us as an operating subsidiary of the Bank. The guidance statement states that reported values for retained interest assets should be reasonable, conservative and supported by objective and verifiable documentation. Furthermore, institutions engaged in asset securitization activities should ensure that sufficient capital is held to support the risks associated with those activities and that appropriate management oversight and reporting is accomplished with respect to the institution's asset securitization activities. The agencies noted that on a case-by-case basis, additional capital may be required to be held by those institutions whose asset securitization activities are not in compliance with the guidance provisions, or the retained interests may be classified as loss and not permitted to be included in calculating the institution's regulatory capital. We believe that our valuation of our retained interest assets and our securitization activities as an operating subsidiary of the Bank are in compliance with the guidance provisions. Moreover, as our recent securitization activities have been primarily accounted for as secured financings or involved a sale of contracts servicing released, we have substantially reduced and do not anticipate creating in the future any non-cash gain on sale residual interests, the valuation of which would be subject to the guidance statement. We believe that our securitization activities to date, including as to the creation, valuation and monitoring of our existing non-cash gain on sale residual interests, have been conducted in full compliance with the guidance statement.

     The OTS, along with the other federal banking agencies, also known as the Agencies, has recently issued two proposals to modify existing risk-based capital treatment of recourse obligations in asset securitization activities of banking organizations. The first proposal provides a single treatment for all types of recourse arrangements, including direct credit substitutes and residual interests, regardless of the method used to account for assets transferred with recourse. The proposed regulatory approach would ensure that risk-based capital is held against the full amount of the transferred assets that would be risk-weighted according to relative exposure to credit risk. Determination of risk-weighted assets would also include all securitization transactions that include early amortization provisions. The Agencies' second proposal modifies risk-based capital treatment for residual interests and restricts the amount of retained interest assets that may be included in determining a bank's or savings association's regulatory capital. Current capital standards do not require "dollar-for-dollar" capital protection in case of residual interests that exceed the dollar amount of the full capital charge on the assets transferred. The proposed modification would, however, require that financial institutions hold "dollar-for-dollar" capital for the organization's total contractual exposure to loss resulting from residual interest assets retained by the financial institution. The rule would also limit the amount of residual interests that can be included in Tier 1 capital by including residual interests within the 25 percent of Tier 1 capital sub-limit already placed upon non-mortgage servicing assets and purchased credit card relationships. Thus, the retained interests could be classified as loss and not permitted to be included in calculating the institution's regulatory capital.

     The Bank and numerous other financial institutions have submitted comments to the proposed regulation, which purports to be applicable only to residual interests created upon a sale of financial assets. As such, the proposal, even if adopted, should not apply to us or the Bank to the extent we continue to account for our securitization transactions as secured financings. At this time the Agencies have the proposals under consideration, and we cannot predict when final regulations will be adopted or how the final regulations may differ from those proposed. If the regulations are adopted as proposed, we cannot determine the amount of additional capital the Bank may need to hold as the amount of non-cash gain on sale residual interests we hold continue to amortize as the underlying contracts are collected.

     The OTS, along with the Agencies, has adopted guidance pertaining to sub-prime lending programs. Pursuant to the guidance, lending programs which provide credit to borrowers whose credit histories reflect specified negative characteristics, such as bankruptcies or payment delinquencies, are deemed to be sub-prime lending programs. Pursuant to the guidance, examiners may require that an institution with a sub-prime lending program hold additional capital, typically one and one-half to three times the normal capital required for similar loans made to borrowers who are not sub-prime borrowers, although institutions whose sub-prime loans are well secured and well managed may not be required to hold additional capital.

     We cannot predict whether the regulations discussed above will be adopted as proposed, whether any grandfather or phase-in features will be included in the regulations as adopted or when the regulations, if adopted in any form, will become effective. We also cannot predict whether the Bank will be required, following its next examination, to hold additional capital with respect to those contracts on its consolidated balance sheet as to which the borrowers are sub-prime borrowers. To the extent that either the regulations, if adopted, or the guidance, as implemented, require the Bank to raise and continue to maintain higher levels of capital, our ability to originate, service and securitize new and used automobile installment contracts, especially as to which the borrower is a sub-prime borrower, may be adversely affected. Any changes to regulations that would negatively impact the Bank may require us to curtail our contract purchasing activities or change the relative percentage of types of contracts we originate, either of which could have a material adverse effect on our financial positions, liquidity and results of operations.

SUBSIDIARIES

  WFS FINANCIAL AUTO LOANS, INC.

     WFAL is our wholly owned, Nevada based, limited purpose operating subsidiary. WFAL was organized primarily for the purpose of purchasing contracts that we originate and securitizing them in the asset-backed securities market. All sales to securitization trusts directly from WFAL are treated as sales for accounting purposes.

  WFS FINANCIAL AUTO LOANS 2, INC.

     WFAL2 is our wholly owned, Nevada based, limited purpose operating subsidiary. WFAL2 purchases contracts that are then used as collateral for its reinvestment contract activities. See "WFS Reinvestment Contract."

  WFS INVESTMENTS, INC.

     WFSII is our wholly owned, limited purpose operating subsidiary. WFSII was incorporated for the purpose of purchasing limited ownership interests in owner trusts in connection with securitization transactions. WFSII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose.

  WFS FUNDING, INC.

     WFSFI is our wholly owned, Nevada based, limited purpose service corporation subsidiary. WFSFI was incorporated for the purpose of conduit financings. WFSFI completed a $500 million conduit financing transaction during 1999. The conduit facility was paid off on March 15, 2000.

  WFS RECEIVABLES CORPORATION

     WFSRC is our wholly owned, Nevada based, limited purpose service corporation subsidiary. WFSRC was incorporated for the purpose of purchasing contracts that we originate and securitizing them in the asset-backed securities market. Securitization transactions in which contracts are sold through WFSRC are treated as secured financings for accounting purpose.

ASSOCIATES

     At December 31, 2000, we had 1,828 full-time and 75 part-time associates. None of our associates are represented by a collective bargaining unit or union, and we believe that we have good relations with our associates.

FORWARD-LOOKING STATEMENTS

     Included in our preceding Business section of this Form 10-K are several "forward-looking statements." Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue", or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are:

     - the level of chargeoffs, as an increase in the level of chargeoffs will decrease our earnings;

     - the ability to originate new contracts in a sufficient amount to reach our needs, as a decrease in the amount we originate will reduce our earnings;

     - a decrease in the difference between the average interest rate we receive on the contracts we originate and the rate of interest we must pay to fund those contracts, as a decrease will reduce our earnings;

     - the continued availability of sources of funding for our operations, as a reduction in the availability of funding will reduce our ability to originate contracts;

     - the level of notes treated as secured financings, as the level will impact the timing of revenue recognized;

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

ITEM 2. PROPERTIES

     At December 31, 2000, we owned one property in Dallas, Texas. Additionally, we leased 58 properties at various locations in various states.

     Our executive offices are located at 23 Pasteur, Irvine, California and are leased from the Bank. The remaining leased properties are used as production offices. We lease space at one location from a company controlled by the Chairman of the Board of our company.

ITEM 3. LEGAL PROCEEDINGS

     We or our subsidiaries are parties to certain legal proceedings incidental to our business, including consumer class action lawsuits pertaining to our automobile finance activities. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE BY QUARTER

     Our common stock has been publicly traded since August 8, 1995 on the Nasdaq National Market(R) under the symbol WFSI. The following table illustrates the high and low sale prices by quarter in 2000 and 1999 as reported by Nasdaq, which prices are believed to represent actual transactions:

                                                        2000                1999
                                                  ----------------    ----------------
                                                   HIGH      LOW       HIGH      LOW
                                                  ------    ------    ------    ------
First Quarter...................................  $20.88    $13.69    $ 8.31    $ 5.13
Second Quarter..................................   21.50     15.75     14.56      7.81
Third Quarter...................................   17.50     14.38     21.50     14.50
Fourth Quarter..................................   19.00     14.56     23.00     19.75

     We had approximately 503 shareholders of our common stock at February 28, 2001. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

DIVIDENDS

     We have not declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. We are not currently under any regulatory or contractual limitations on our ability to declare or pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents summary audited financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements contained elsewhere herein.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          2000         1999         1998         1997         1996
                                       ----------   ----------   ----------   ----------   ----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Net interest income..................  $  183,778   $   99,229   $   64,978   $   52,657   $   53,533
Servicing income.....................     170,919      140,780       76,110      137,753      111,969
Gain on sale of contracts............      13,723       54,977       25,438       39,399       41,518
                                       ----------   ----------   ----------   ----------   ----------
          Total revenues.............     368,420      294,986      166,526      229,809      207,020
Provision for credit losses..........      68,962       36,578       15,146        8,248       10,275
Operating expenses...................     188,870      173,453      165,042      167,418      130,325
Restructuring charge(1)..............                                15,000
                                       ----------   ----------   ----------   ----------   ----------
          Total expenses.............     257,832      210,031      195,188      175,666      140,600
                                       ----------   ----------   ----------   ----------   ----------
Income (loss) before income tax
  (benefit)..........................     110,588       84,955      (28,662)      54,143       66,420
Income tax (benefit).................      44,216       35,580      (12,095)      22,829       27,779
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss)....................  $   66,372   $   49,375   $  (16,567)  $   31,314   $   38,641
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss) per common
  share -- diluted(2)................  $     2.35   $     1.91   $    (0.64)  $     1.22   $     1.50
                                       ==========   ==========   ==========   ==========   ==========

OPERATING DATA:
Prime contract purchases.............  $2,900,960   $2,313,573   $1,808,013   $1,245,027   $1,129,314
Non-prime contract purchases.........   1,318,267    1,026,573      862,683    1,040,252      992,375
                                       ----------   ----------   ----------   ----------   ----------
          Total contract purchases...  $4,219,227   $3,340,146   $2,670,696   $2,285,279   $2,121,689
                                       ==========   ==========   ==========   ==========   ==========
Contracts sold and securitized(3)....  $4,590,000   $2,500,000   $1,885,000   $2,190,000   $2,090,000
Operating cash flows(4)..............  $  139,909   $  101,702   $   16,521   $   13,567   $   22,746
Operating expenses as a percentage of
  average serviced contracts.........         3.1%         3.6%         4.1%         5.0%         5.0%
Number of states in which contracts
  were purchased.....................          42           43           42           37           31
Number of dealers from which
  contracts were purchased...........       8,545        8,722       11,323       11,978        9,372

SERVICING DATA:
Contracts serviced at end of
  period.............................  $6,818,182   $5,354,385   $4,367,099   $3,680,817   $3,046,585
Average contracts serviced during the
  period.............................  $6,076,814   $4,840,363   $4,006,185   $3,383,570   $2,627,622
Contracts delinquent 60 days or
  greater as a percentage of amount
  of contracts outstanding at end of
  period(5)..........................        0.86%        0.83%        1.07%        0.72%        0.55%
Net chargeoffs as a percentage of the
  average amount of contracts
  outstanding during the period(5)...        1.91%        2.13%        3.42%        3.02%        2.30%

                                                                 DECEMBER 31,
                                          ----------------------------------------------------------
                                             2000         1999         1998        1997       1996
                                          ----------   ----------   ----------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENT OF FINANCIAL
  CONDITION DATA:
Contracts receivable, net...............  $2,978,167   $1,459,035   $  884,825   $229,338   $231,942
Retained interest in securitized
  assets................................     111,558      167,277      171,230    181,177    121,597
Total assets............................   3,575,137    2,130,927    1,444,340    878,160    675,572
Secured lines of credit.................     235,984      551,189      554,836
Notes payable -- parent.................     146,219      178,908      160,000    175,000    125,000
Notes payable on automobile secured
  financing.............................   2,249,363      461,104
Total equity............................     317,205      212,188      164,341    179,893    147,692

---------------
(1) See "Business -- General".

(2) Restated to reflect a 10% stock dividend in 1996.

(3) Information for 1999 does not include $500 million of contracts securitized in a privately placed conduit facility which is reported within notes payable on automobile secured financing.

(4) Operating cash flows are defined as cash flows from securitizations, net interest margin on owned loans and other fee income less dealer participation and operating costs.

(5) Includes delinquency and loss information relating to contracts that were sold, but which were originated and are serviced by us. See "Management's Discussion and Analysis of Financial Condition and Results of
    Operations -- Financial Condition -- Asset Quality".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

OVERVIEW

     Our primary sources of revenue are net interest income and servicing income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. The primary components of servicing income include retained interest income on contracts sold, contractually specified servicing fees for the servicing of contracts, late charges and other miscellaneous servicing fee income.

     The following chart represents selected key events in the purchase and servicing of contracts and their respective financial statement impact: We anticipate that all future securitizations will be recorded as secured borrowings on the balance sheet or as whole loan sales.

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

Transfer contract to a securitization         - Record securities as liabilities of the company
  trust                                       - Retain contract on balance sheet
  (on balance sheet)                          - Pay down line of credit with securitization proceeds

Sell contract to a securitization trust or    - Pay down line of credit with securitization proceeds
  to a third party through a whole loan       - Remove contract receivable from balance sheet
  sale (off balance sheet)                    - If sold to a securitization trust, capitalize retained
                                              interest income, also known as RISA, which represents the
                                                present value of the estimated future cash flows
                                              - Record gain on sale which is equal to the RISA or cash
                                              premium less dealer participation, issuance costs and the
                                                effect of hedging activities
                                              - Reduce the allowance for credit losses
                                              - Recognize net interest income

Collect payment for on balance sheet          - Reduce line of credit unless pledged to a securitization
  contract (whether or not pledged to a       trust, in which case the payment is used to reduce the
  securitization trust)                         outstanding amount of the respective notes to the
                                                asset-backed securities investor
                                              - Collect late charges and other fees

Collect payment for off balance sheet         - Amortize the RISA asset and show cash flows in excess of
  contract                                    the amortization of the RISA as retained interest income on our income statement.
                                              - Reduce the outstanding amount of the respective
                                              securitization transaction by the amount of principal
                                                received which is paid through to the asset-backed
                                                securities investor
                                              - Receive contractual servicing fees, late charges and
                                              other fees

Chargeoff on balance sheet contract           - Reduce the allowance for credit losses

Chargeoff off balance sheet contract          - Reduce the actual cash flows recognized from
                                              securitization trusts thereby increasing the amortization
                                                of the RISA

RESULTS OF OPERATIONS

  NET INTEREST INCOME

     Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (net interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $184 million, $99.2 million and $65.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in net interest income is the result of us holding a greater percentage of contracts on balance sheet as we utilized the liquidity sources provided by our parent and completed securitization transactions totaling $2.5 billion that were accounted for as secured financings.

     The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              2000                             1999                             1998
                                 ------------------------------   ------------------------------   ------------------------------
                                  AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                                  BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE
                                 ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                                      (DOLLARS IN THOUSANDS)
Interest earning assets:
  Automobile contracts.........  $2,152,794   $308,722   14.34%   $  876,690   $135,601   15.47%   $  543,191   $85,217    15.69%
  Investment securities........      94,582      5,398    5.71        97,915      4,925    5.03        81,389     4,541     5.58
                                 ----------   --------   -----    ----------   --------   -----    ----------   -------    -----
  Total interest earning
    assets.....................   2,247,376    314,120   13.98%      974,605    140,526   14.42%      624,580    89,758    14.37%
Noninterest earning assets:
  Amounts due from trusts......     346,009                          295,578                          248,006
  Retained interest in
    securitized assets.........     141,724                          180,538                          167,640
  Premises and equipment,
    net........................      37,816                           33,603                           22,776
  Other assets.................     121,720                          (28,386)                         (14,805)
  Less: allowance for credit
    losses.....................      48,525                           21,787                            8,770
                                 ----------                       ----------                       ----------
  Total........................  $2,846,120                       $1,434,151                       $1,039,427
                                 ==========                       ==========                       ==========
Interest bearing liabilities:
  Secured lines of credit......  $  541,579   $ 38,425    7.09%   $  294,961   $ 15,728    5.33%   $  151,895   $11,101     7.31%
  Notes payable -- parent......     155,888     14,238    9.13       172,915     14,716    8.51       173,708    13,679     7.87
  Notes payable on automobile
    secured financing..........   1,081,006     77,679    7.19       125,866     10,853    8.62
                                 ----------   --------   -----    ----------   --------   -----    ----------   -------    -----
  Total interest bearing
    liabilities................   1,778,473    130,342    7.33%      593,742     41,297    6.96%      325,603    24,780     7.61%
Noninterest bearing
  liabilities:
Amounts held on behalf of
  trustee......................     670,063                          447,309                          389,981
Other liabilities..............     117,480                          207,037                          156,667
Shareholders' equity...........     280,104                          186,063                          167,176
                                 ----------                       ----------                       ----------
  Total........................  $2,846,120                       $1,434,151                       $1,039,427
                                 ==========   --------   -----    ==========   --------   -----    ==========   -------    -----
Net interest income and
  interest rate spread.........               $183,778    6.65%                $ 99,229    7.46%                $64,978     6.76%
                                              ========   =====                 ========   =====                 =======    =====
Net yield on average interest
  earning assets...............                           8.18%                           10.18%                           10.40%
                                                         =====                            =====                            =====

     The following table sets forth the changes in net interest income attributable to (i) changes in volume (change in average portfolio volume multiplied by prior period average rate), (ii) changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance), and (iii) the combined effect of changes in rates and volume (change in weighted average interest rate multiplied by change in average portfolio balance):

                                                      2000 COMPARED TO 1999                     1999 COMPARED TO 1998
                                             ----------------------------------------   -------------------------------------
                                                                   RATE/                                     RATE/
                                              VOLUME     RATE      VOLUME     TOTAL     VOLUME     RATE     VOLUME     TOTAL
                                             --------   -------   --------   --------   -------   -------   -------   -------
                                                                          (DOLLARS IN THOUSANDS)
Interest income:
  Automobile contracts.....................  $197,413   $(9,907)  $(14,385)  $173,121   $52,326   $(1,195)  $  (747)  $50,384
  Investment securities....................      (168)      666        (25)       473       922      (448)      (90)      384
                                             --------   -------   --------   --------   -------   -------   -------   -------
        Total interest earning assets......  $197,245   $(9,241)  $(14,410)  $173,594   $53,248   $(1,643)  $  (837)  $50,768
                                             ========   =======   ========   ========   =======   =======   =======   =======
Interest expense:
  Secured lines of credit..................  $ 13,145   $ 5,191   $  4,361   $ 22,697   $10,458   $(3,008)  $(2,823)  $ 4,627
  Notes payable -- parent..................    (1,449)    1,072       (101)      (478)      (62)    1,112       (13)    1,037
  Notes payable on automobile secured
    financing..............................    82,333    (1,800)   (13,707)    66,826                        10,853    10,853
                                             --------   -------   --------   --------   -------   -------   -------   -------
        Total interest bearing
          liabilities......................  $ 94,029   $ 4,463   $ (9,447)  $ 89,045   $10,396   $(1,896)  $ 8,017   $16,517
                                             ========   =======   ========   ========   =======   =======   =======   =======
Net change in net interest income..........                                  $ 84,549                                 $34,251
                                                                             ========                                 =======

     The decrease in the yield on interest earning assets is the result of a greater percentage of prime contracts held on the balance sheet. The increase in the cost of borrowings is the result of an increase in the rate on our line of credit as well as the issuance of $2.5 billion in notes in secured financing securitization transactions with an all-in borrowing cost of 7.19% for 2000. Higher borrowing costs are due to a higher interest rate environment.

SERVICING INCOME

     The components of servicing income were as follows:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
                                                          (DOLLARS IN THOUSANDS)
Retained interest income, net of RISA
  amortization......................................  $ 51,429    $ 47,812    $ 1,961
Contractual servicing income........................    57,718      46,847     37,180
Other fee income....................................    61,772      46,121     36,969
                                                      --------    --------    -------
          Total servicing income....................  $170,919    $140,780    $76,110
                                                      ========    ========    =======

     Servicing income increased as a result of a higher level of contracts serviced. Our average serviced portfolio has increased to $6.8 billion in 2000 from $5.4 billion in 1999 and $4.4 billion in 1998.

     According to the terms of each securitization transaction, contractual servicing income is generally earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. Other fee income consists primarily of documentation fees, late charges, deferment fees and other additional servicing fees.

  GAIN ON SALE OF CONTRACTS

     On a regular basis, we securitize automobile contracts in the asset-backed securities market and retain the servicing rights. Such transactions are treated as sales to a securitization trust or as secured financings for accounting purposes. For transactions treated as sales to a securitization trust, we record a non-cash gain equal to the present value of the estimated future cash flows from the portfolio of contracts sold less the write-off of dealer participation balances and the effect of hedging activities. For these securitizations, net interest earned on the contracts sold and fees earned for servicing the contract portfolios are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income.

     In 2000, we also sold $1.4 billion of contracts to Westcorp in a whole loan sale. We continue to service these contracts pursuant to a servicing agreement. We recorded a cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities, of $6.0 million on this transaction.

     Contract sales and securitizations totaled $4.6 billion in 2000 compared with $2.5 billion in 1999. Cash and non-cash gains on sale totaled $13.7 million in 2000 compared with non-cash gain on sale of $55.0 million in 1999 and $25.4 million in 1998. Gain on sale of contracts represented only 3.7% of total revenues in 2000 compared with 19% in 1999 and 15% in 1998. We expect securitization transactions in the foreseeable future to be structured and accounted for as secured financings or whole loan sales.

     The following table lists each of our securitization transactions. The first issue in 1985 was rated AA by Standard & Poors Rating Service, a division of McGraw-Hill, Inc, also known as S&P and Aa by Moody's Investor Service, Inc., also known as Moody's. All issues since that time were rated AAA by S&P and Aaa by Moody's, their respective highest long-term ratings. The money market securities for each applicable transaction were rated A-1+ by S&P and P-1 by Moody's, their respective highest short-term ratings. All securitization transactions prior to 1997-B were paid in full on or before their contractual maturity dates.

                          SECURITIZATION TRANSACTIONS

                                                                 REMAINING                                             GROSS
                                              REMAINING         BALANCE AS A      ORIGINAL          ORIGINAL         INTEREST
ISSUE                        ORIGINAL        BALANCE AT          PERCENT OF       WEIGHTED      WEIGHTED AVERAGE       RATE
NUMBER     CLOSE DATE         BALANCE     DECEMBER 31, 2000   ORIGINAL BALANCE   AVERAGE APR   SECURITIZATION RATE   SPREAD(1)
------  -----------------   -----------   -----------------   ----------------   -----------   -------------------   ---------
                                (DOLLARS IN THOUSANDS)
1985-A  December, 1985      $   110,000     Paid in full               0%           18.50%             8.38%           10.12%
1986-A  November, 1986          191,930     Paid in full               0            14.20              6.63             7.57
1987-A  March, 1987             125,000     Paid in full               0            12.42              6.75             5.67
1987-B  July, 1987              110,000     Paid in full               0            12.68              7.80             4.88
1988-A  February, 1988          155,000     Paid in full               0            13.67              7.75             5.92
1988-B  May, 1988               100,000     Paid in full               0            14.01              8.50             5.51
1988-C  July, 1988              100,000     Paid in full               0            15.41              8.50             6.91
1988-D  October, 1988           105,000     Paid in full               0            14.95              8.85             6.10
1989-A  March, 1989              75,000     Paid in full               0            15.88             10.45             5.43
1989-B  June, 1989              100,000     Paid in full               0            15.96              9.15             6.81
1990-A  August, 1990            150,000     Paid in full               0            16.05              8.35             7.70
1990-1  November, 1990          150,000     Paid in full               0            15.56              8.50             7.06
1991-1  April, 1991             200,000     Paid in full               0            16.06              7.70             8.36
1991-2  May, 1991               200,000     Paid in full               0            15.75              7.30             8.45
1991-3  August, 1991            175,000     Paid in full               0            15.69              6.75             8.94
1991-4  December, 1991          150,000     Paid in full               0            15.53              5.63             9.90
1992-1  March, 1992             150,000     Paid in full               0            14.49              5.85             8.64
1992-2  June, 1992              165,000     Paid in full               0            14.94              5.50             9.44
1992-3  September, 1992         135,000     Paid in full               0            14.45              4.70             9.75
1993-1  March, 1993             250,000     Paid in full               0            13.90              4.45             9.45
1993-2  June, 1993              175,000     Paid in full               0            13.77              4.70             9.20
1993-3  September, 1993         187,500     Paid in full               0            13.97              4.25             9.52
1993-4  December, 1993          165,000     Paid in full               0            12.90              4.60             9.37
1994-1  March, 1994             200,000     Paid in full               0            13.67              5.10             7.80
1994-2  May, 1994               230,000     Paid in full               0            14.04              6.38             7.29
1994-3  August, 1994            200,000     Paid in full               0            14.59              6.65             7.39
1994-4  October, 1994           212,000     Paid in full               0            15.58              7.10             7.49
1995-1  January, 1995           190,000     Paid in full               0            15.71              8.05             7.53
1995-2  March, 1995             190,000     Paid in full               0            16.36              7.10             8.61
1995-3  June, 1995              300,000     Paid in full               0            15.05              6.05            10.31
1995-4  September, 1995         375,000     Paid in full               0            15.04              6.20             8.84
1995-5  December, 1995          425,000     Paid in full               0            15.35              5.88             9.47
1996-A  March, 1996             485,000     Paid in full               0            15.46              6.13             9.33
1996-B  June, 1996(2)           525,000     $     14,890            2.84            15.74              6.75             8.99
1996-C  September, 1996         535,000     Paid in full               0            15.83              6.60             9.23
1996-D  December, 1996(2)       545,000           31,173            5.72            15.43              6.17             9.26
1997-A  March, 1997(2)          500,000           40,916            8.18            15.33              6.60             8.73
1997-B  June, 1997              590,000           63,278           10.73            15.36              6.37             8.99
1997-C  September, 1997         600,000           84,017           14.00            15.43              6.17             9.26
1997-D  December, 1997          500,000           84,688           16.94            15.19              6.34             8.85
1998-A  March, 1998             525,000          106,180           20.22            14.72              6.01             8.71
1998-B  June, 1998              660,000          172,125           26.08            14.68              6.06             8.62
1998-C  November, 1998          700,000          246,909           35.27            14.42              5.81             8.61
1999-A  January, 1999         1,000,000          404,823           40.48            14.42              5.70             8.72
1999-B  July, 1999            1,000,000          530,801           53.08            14.62              6.36             8.26
1999-C  November, 1999          500,000          309,394           61.88            14.77              7.01             7.76
2000-A  March, 2000           1,200,000          891,703           74.31            14.66              7.28             7.38
2000-B  May, 2000             1,000,000          786,744           78.67            14.84              7.78             7.03
2000-C  August, 2000          1,390,000        1,217,391           87.58            15.04              7.32             7.72
2000-D  November, 2000        1,000,000          953,802           95.38            15.20              6.94             8.20
2001-A  February, 2001(3)     1,000,000              N/A                            14.87              5.77             9.10
                            -----------     ------------
        Total               $20,001,430     $  5,938,834
                            ===========     ============

---------------
(1) Represents the difference between the original weighted average annual percentage rate, also known as APR, and the estimated weighted average securitization rate on the closing date of the securitization transaction.

(2) The 1996-B, 1996-D and 1997-A securitization transactions were paid in full in February 2001, January 2001 and March 2001, respectively.

(3) The 2001-A securitization transaction closed on February 2, 2001.

  PROVISION FOR CREDIT LOSSES

     We maintain an allowance for credit losses to cover probable losses which can be reasonably estimated for contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on such contracts or by reversing the allowance for credit losses through the provision for credit losses when the amount of contracts held on balance sheet is reduced from securitization transactions treated as sales and from whole loan sales. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned portfolio which can be reasonably estimated.

     The provision for credit losses totaled $69.0 million in 2000 compared with $36.6 million in 1999 and $15.1 million in 1998. The increase in the provision for credit losses is the result of a higher level of contracts held on the balance sheet as our securitization transactions in 2000 are predominately accounted for as secured financings. The allowance for credit losses as a percentage of owned contracts outstanding totaled 2.3% and 2.5% at December 31, 2000 and 1999, respectively.

  OPERATING EXPENSES

     Operating expenses totaled $189 million in 2000, $174 million in 1999 and $165 million in 1998. Operating expenses as a percentage of average serviced contracts declined to 3.1% in 2000 compared with 3.6% in 1999 and 4.1% in 1998. Operating expenses as a percentage of total revenues was 51% in 2000 compared with 59% in 1999 and 99% in 1998.

     Currently, we pay a monthly management fee to the Bank and Westcorp, which covers various administrative expenses. Additionally, the Bank and Westcorp pay fees to us for information technology and other services. The management fee is based on the actual costs incurred and estimates of actual usage. We believe that the management fee approximates the cost to perform these services on our own behalf or to acquire them from third parties. We have the option, under the management agreements, to procure these services on our own should it be more economically beneficial to us to do so. See "Business -- Transactions with Related Parties -- Management Agreements".

  INCOME TAXES

     We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp, the holding company parent of the Bank. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was approximately 40% in 2000 compared with 42% in 1999 and 1998. See "Business -- Transactions with Related Parties -- Tax Sharing Agreement".

  PRO FORMA PORTFOLIO BASIS STATEMENTS OF OPERATIONS

     The following pro forma portfolio basis statements of operations present our results under the assumption that the whole loan sale in 2000 and all our securitization transactions are treated as secured financings rather than sales. We believe that such a presentation is an important performance measure of our operations. If treated as financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the contracts in the trusts and the related financing costs are reflected over the life of the underlying pool of contracts. We refer to these pro forma results as "portfolio basis" statements of operations since the contracts would have remained in our on balance sheet contract portfolio if we accounted for the transactions as financings. We monitor the periodic portfolio basis earnings of our serviced contract portfolio and believe these portfolio basis statements assist in better understanding our business.

     The following tables presents the portfolio basis statements of operations, portfolio basis yields and reconciliation to net income as reflected in our Consolidated Statements of Operations.

                    PORTFOLIO BASIS STATEMENTS OF OPERATIONS

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------
                                                   2000(1)             1999              1998
                                                 ------------      ------------      ------------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income..............................      $817,072          $642,497          $533,222
Interest expense.............................       409,051           300,243           261,044
                                                   --------          --------          --------
  Net interest income........................       408,021           342,254           272,178
Net chargeoffs(2)............................       116,224           102,937           137,192
Provision for growth(3)......................        23,416            19,190            17,253
                                                   --------          --------          --------
  Provision for credit losses................       139,640           122,127           154,445
                                                   --------          --------          --------
  Net interest income after provision for
     credit losses...........................       268,381           220,127           117,733
Other income.................................        61,771            46,121            36,969
Operating expenses...........................       190,328           180,100           170,733
Restructuring charge.........................                                            15,000
                                                   --------          --------          --------
Income (loss) before income tax (benefit)....       139,824            86,148           (31,031)
Income tax (benefit) (4).....................        55,803            36,080           (13,095)
                                                   --------          --------          --------
Portfolio basis net income (loss)............      $ 84,021          $ 50,068          $(17,936)
                                                   ========          ========          ========
Portfolio basis net income (loss) per common
  share -- diluted...........................      $   2.97          $   1.94          $  (0.70)
                                                   ========          ========          ========

---------------
(1) Adjusted to reflect reversal of purchase premium amortization included in the third quarter portfolio earnings results previously reported.

(2) Represents actual chargeoffs incurred during the period, net of recoveries.

(3) Represents additional allowance for credit losses that would be set aside due to an increase in the serviced portfolio.

(4) Such tax effect is based upon our tax rate for the respective period.

                             PORTFOLIO BASIS YIELDS

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                  2000(1)       1999(1)       1998(1)
                                                 ----------    ----------    ----------
Interest income................................        13.5%         13.3%         13.3%
Interest expense...............................         6.7           6.2           6.5
                                                 ----------    ----------    ----------
  Net interest income..........................         6.8           7.1           6.8
Net chargeoffs.................................         1.9           2.1           3.4
Provision for growth...........................         0.4           0.4           0.4
                                                 ----------    ----------    ----------
  Provision for credit losses..................         2.3           2.5           3.8
                                                 ----------    ----------    ----------
  Net interest income after provision for
     credit losses.............................         4.5           4.6           3.0
Other income...................................         1.0           1.0           0.9
Operating expenses.............................         3.2           3.8           4.2
Restructuring charge...........................                                     0.4
                                                 ----------    ----------    ----------
Income (loss) before income tax................         2.3           1.8          (0.7)
Income tax (benefit)...........................         0.9           0.8          (0.3)
                                                 ----------    ----------    ----------
Portfolio basis net income (loss)..............         1.4%          1.0%         (0.4)%
                                                 ==========    ==========    ==========
Average serviced contracts.....................  $6,076,814    $4,840,363    $4,006,185
                                                 ==========    ==========    ==========

---------------
(1) Rates are calculated by dividing amounts by average serviced contracts for the respective periods.

                 RECONCILIATION OF GAAP BASIS NET INCOME (LOSS)
                      TO PORTFOLIO BASIS NET INCOME (LOSS)

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000        1999        1998
                                                            --------    --------    ---------
                                                                 (DOLLARS IN THOUSANDS)
GAAP basis net income (loss)..............................  $ 66,372    $ 49,375    $ (16,567)
Portfolio basis adjustments:
  Gain on sale of contracts...............................   (13,723)    (54,977)     (25,438)
  Retained interest income................................   (57,718)    (47,812)      (1,961)
  Contractual servicing income............................   (51,429)    (46,847)     (37,180)
  Net interest income.....................................   224,243     242,878      207,200
  Provision for credit losses.............................   (70,677)    (85,549)    (139,299)
  Operating expenses......................................    (1,460)     (6,500)      (5,690)
                                                            --------    --------    ---------
Total portfolio basis adjustments.........................    29,236       1,193       (2,368)
Net tax effect(1).........................................    11,587         500         (999)
                                                            --------    --------    ---------
     Portfolio basis net income (loss)....................  $ 84,021    $ 50,068    $ (17,936)
                                                            ========    ========    =========

---------------
(1) Such tax is based on our tax rate for the respective period.

FINANCIAL CONDITION

  CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE

     We held a portfolio of contracts on balance sheet for investment that totaled $3.0 billion at December 31, 2000 and $71.8 million at December 31, 1999. The increase is due to treating $2.5 billion of our 2000 securitization transactions as secured financings. There were no contracts held for sale at December 31, 2000 compared with $1.4 billion at December 31, 1999. We do not expect to hold contracts for sale in the foreseeable future.

  AMOUNTS DUE FROM TRUSTS

     The excess cash flows generated by contracts sold to each of the securitization trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, we advance additional monies to our subsidiary which originated the securitization trust to initially fund these spread accounts. For transactions treated as sales, we establish a liability associated with the use of the spread account funds, which is reduced as such funds reach predetermined funding levels. We are released from these obligations after the spread account reaches a predetermined funding level. The amounts due from trusts represent amounts due to us that are still under obligation to be held in the spread accounts for transactions treated as sales. The amounts due from trusts at December 31, 2000 was $366 million compared with $439 million at December 31, 1999. The decrease is the result of a reduction in the outstanding amount of securitization transactions treated as sales for accounting purposes.

  RETAINED INTEREST IN SECURITIZED ASSETS

     RISA is capitalized upon the sale of contracts to securitization trusts. RISA represents the present value of the estimated future cash flows to be received by us from the excess spread created in securitization transactions. Future cash flows are calculated by taking the coupon rate of the contracts securitized less the interest rate paid to the investors less contractually specified servicing fees and guarantor fees, after giving effect to estimated credit losses and prepayments.

     RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the estimated cash flows using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of shareholders' equity on our Consolidated Statements of Financial Condition as accumulated other comprehensive income (loss), net of applicable taxes. On a quarterly basis, we evaluate the carrying value of the RISA in light of the actual performance of the underlying contracts and make adjustments to reduce the carrying value, if appropriate.

     Selected original assumptions used to estimate future cash flows for contracts securitized in 2000, 1999 and 1998 were as follows:

                                                            FOR THE THREE MONTHS ENDED,
                                                 --------------------------------------------------
                                                 MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                 --------    -------    ------------    -----------
2000...........................................  2000-A
Cumulative net credit losses...................   6.1%
Average monthly ABS prepayment speed...........   1.5%
Discount rate..................................   10.8%
Weighted average remaining maturity (in
  months)......................................    61

1999...........................................  1999-A      1999-B      1999-C
Cumulative net credit losses...................   6.2%        6.1%        6.1%
Average monthly ABS prepayment speed...........   1.5%        1.5%        1.5%
Discount rate..................................   9.1%        9.7%        10.2%
Weighted average remaining maturity (in
  months)......................................    59          59          61

1998...........................................  1998-A      1998-B      1998-C
Cumulative net credit losses...................   7.0%        6.2%        6.2%
Average monthly ABS prepayment speed...........   1.5%        1.5%        1.5%
Discount rate..................................   9.8%        9.8%        8.8%
Weighted average remaining maturity (in
  months)......................................    57          58          58

     At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of the RISA to immediate 10% and 20% adverse changes in assumed economics were as follows:

                                                              DECEMBER 31, 2000
                                                              -----------------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Fair value of the RISA......................................        $111,558

ABS prepayment speed (monthly rate).........................            1.5%
Fair value after 10% adverse change.........................        $107,843
Fair value after 20% adverse change.........................        $103,574

Cumulative net credit losses (pool life rate)...............     6.1% - 7.6%
Fair value after 10% adverse change.........................        $103,880
Fair value after 20% adverse change.........................        $ 95,925

Discount rate (annual rate).................................    8.8% - 10.8%
Fair value after 10% adverse change.........................        $110,963
Fair value after 20% adverse change.........................        $109,810

     Cash flows from securitization trusts for securitization transactions treated as sales totaled $127 million, $160 million and $98 million for 2000, 1999 and 1998, respectively. The balance of contracts 30 days or more delinquent included in such securitization trusts totaled $146 million and $128 million at December 31, 2000 and 1999, respectively. Net chargeoffs for these securitization trusts totaled $82 million, $92 million and $127 million for 2000, 1999 and 1998, respectively.

     The following table sets forth the components of the RISA:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     2000        1999         1998
                                                   --------    ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Balance at the beginning of period...............  $167,277    $ 171,230    $ 181,177
Additions........................................    19,240      111,767       91,914
Amortization.....................................   (75,958)    (111,752)    (103,610)
Change in unrealized gain/loss on RISA(1)........       999       (3,968)       1,749
                                                   --------    ---------    ---------
                                                   $111,558    $ 167,277    $ 171,230
                                                   ========    =========    =========

---------------
(1) Change in unrealized gain/loss on RISA represents the effect that current changes in interest rates have on the valuation of the RISA. Such amount will not be realized unless the RISA is sold.

     The following table presents the estimated future undiscounted cash flows to be received from securitizations treated as sales:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Estimated net undiscounted cash flows.......................  $  235,270    $  410,066
Off balance sheet allowance for credit losses...............    (110,339)     (220,838)
Discount to present value...................................     (13,373)      (21,951)
                                                              ----------    ----------
Retained interest in securitized assets.....................  $  111,558    $  167,277
                                                              ==========    ==========
Outstanding balance of contracts sold through
  securitizations...........................................  $2,608,017    $3,890,685
Off balance sheet allowance for credit losses as a percent
  of contracts sold through securitizations.................        4.23%         5.68%

     The decline in the off balance sheet allowance for credit losses both on a dollar and percent basis is the result of our securitization transactions no longer being treated as sales. Older transactions treated as sales have lower losses each month after securitization as estimated future credit losses are realized.

     We believe that the off balance sheet allowance for credit losses is currently adequate to absorb probable losses in the sold portfolio that can be reasonably estimated.

  ASSET QUALITY

     We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances.

     At December 31, 2000, the percentage of accounts delinquent 30 days or greater was 3.18% compared with 2.84% at December 31, 1999 and 3.64% at December 31, 1998. We calculate delinquency based on the contractual due date. Net chargeoffs on average contracts outstanding for the year ended December 31, 2000 were 1.91% compared with 2.13% and 3.42% for the years ended December 31, 1999 and 1998, respectively. Stricter underwriting guidelines, the successful implementation of our multiple credit scoring models, a greater concentration of prime automobile contracts in our portfolio and an improved servicing platform have all contributed to better asset quality.

     The following table sets forth information with respect to the delinquency of our portfolio of contracts serviced, which includes contracts that are owned by us and contracts that have been sold and/or securitized but are serviced by us:

                                                               DECEMBER 31,
                                ---------------------------------------------------------------------------
                                         2000                      1999                      1998
                                -----------------------   -----------------------   -----------------------
                                  AMOUNT     PERCENTAGE     AMOUNT     PERCENTAGE     AMOUNT     PERCENTAGE
                                ----------   ----------   ----------   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Contracts serviced............  $6,818,182                $5,354,385                $4,367,099
                                ==========                ==========                ==========
Period of delinquency:
  30 - 59 days................  $  157,843      2.32%     $  107,416      2.01%     $  112,208      2.57%
  60 days or more.............      59,166      0.86          44,610      0.83          46,541      1.07
                                ----------      ----      ----------      ----      ----------      ----
Total contracts delinquent and
  delinquencies as a
  percentage of contracts
  serviced....................  $  217,009      3.18%     $  152,026      2.84%     $  158,749      3.64%
                                ==========      ====      ==========      ====      ==========      ====

     The following table sets forth information with respect to repossessions in our portfolio of serviced contracts:

                                                              DECEMBER 31,
                                ------------------------------------------------------------------------
                                         2000                     1999                     1998
                                ----------------------   ----------------------   ----------------------
                                NUMBER OF                NUMBER OF                NUMBER OF
                                CONTRACTS     AMOUNT     CONTRACTS     AMOUNT     CONTRACTS     AMOUNT
                                ---------   ----------   ---------   ----------   ---------   ----------
                                                         (DOLLARS IN THOUSANDS)
Contracts serviced............   616,011    $6,818,182    524,709    $5,354,385    464,257    $4,367,099
                                 =======    ==========    =======    ==========    =======    ==========
Repossessed vehicles..........       946    $    6,199        559    $    3,374      1,232    $    7,790
                                 =======    ==========    =======    ==========    =======    ==========
Repossessed assets as a
  percentage of number and
  amount of contracts
  outstanding.................      0.15%         0.09%      0.11%         0.06%      0.27%         0.18%

     The following table sets forth information with respect to actual credit loss experience on our portfolio of contracts serviced:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    2000          1999          1998
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Contracts serviced at end of period............  $6,818,182    $5,354,385    $4,367,099
                                                 ==========    ==========    ==========
Average contracts serviced during period.......  $6,076,814    $4,840,363    $4,006,185
                                                 ==========    ==========    ==========
Gross chargeoffs...............................  $  165,937    $  150,518    $  173,422
Recoveries.....................................      49,697        47,581        36,230
                                                 ----------    ----------    ----------
Net chargeoffs.................................  $  116,240    $  102,937    $  137,192
                                                 ==========    ==========    ==========
Net chargeoffs as a percentage of average
  contracts serviced during period.............        1.91%         2.13%         3.42%
                                                 ==========    ==========    ==========

     The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:

                     CUMULATIVE STATIC POOL LOSS CURVES(1)
                              AT DECEMBER 31, 2000

                         PERIOD(2)                            1996-B   1996-C   1996-D   1997-A   1997-B   1997-C   1997-D   1998-A
                         ---------                            ------   ------   ------   ------   ------   ------   ------   ------
1...........................................................   0.01%    0.00%    0.02%    0.00%    0.00%    0.00%    0.00%    0.00%
2...........................................................   0.09%    0.09%    0.10%    0.08%    0.06%    0.05%    0.05%    0.04%
3...........................................................   0.20%    0.22%    0.24%    0.20%    0.15%    0.12%    0.14%    0.11%
4...........................................................   0.35%    0.52%    0.44%    0.36%    0.33%    0.29%    0.31%    0.25%
5...........................................................   0.61%    0.74%    0.71%    0.62%    0.56%    0.46%    0.56%    0.44%
6...........................................................   0.88%    0.98%    0.93%    0.85%    0.77%    0.67%    0.75%    0.66%
7...........................................................   1.14%    1.27%    1.16%    1.12%    1.10%    0.93%    0.99%    0.95%
8...........................................................   1.42%    1.52%    1.43%    1.45%    1.40%    1.16%    1.24%    1.23%
9...........................................................   1.67%    1.77%    1.72%    1.70%    1.70%    1.37%    1.47%    1.50%
10..........................................................   1.91%    1.98%    2.03%    2.02%    2.00%    1.66%    1.75%    1.79%
11..........................................................   2.18%    2.21%    2.34%    2.32%    2.22%    1.94%    2.06%    2.03%
12..........................................................   2.38%    2.49%    2.62%    2.61%    2.43%    2.16%    2.35%    2.21%
13..........................................................   2.58%    2.73%    2.97%    2.92%    2.66%    2.40%    2.63%    2.39%
14..........................................................   2.79%    2.99%    3.27%    3.14%    2.91%    2.65%    2.86%    2.49%
15..........................................................   2.95%    3.21%    3.53%    3.30%    3.15%    2.90%    3.05%    2.60%
16..........................................................   3.14%    3.47%    3.79%    3.55%    3.47%    3.15%    3.19%    2.72%
17..........................................................   3.38%    3.70%    4.02%    3.77%    3.77%    3.36%    3.32%    2.85%
18..........................................................   3.55%    3.94%    4.19%    3.94%    3.97%    3.55%    3.42%    2.98%
19..........................................................   3.80%    4.18%    4.43%    4.21%    4.20%    3.70%    3.50%    3.11%
20..........................................................   3.98%    4.36%    4.65%    4.40%    4.39%    3.81%    3.60%    3.25%
21..........................................................   4.14%    4.53%    4.80%    4.59%    4.53%    3.91%    3.69%    3.35%
22..........................................................   4.31%    4.67%    5.07%    4.81%    4.67%    4.00%    3.81%    3.48%
23..........................................................   4.46%    4.84%    5.27%    5.00%    4.75%    4.11%    3.96%    3.62%
24..........................................................   4.58%    5.01%    5.47%    5.14%    4.81%    4.21%    4.10%    3.70%
25..........................................................   4.74%    5.17%    5.65%    5.24%    4.88%    4.30%    4.23%    3.75%
26..........................................................   4.87%    5.34%    5.80%    5.33%    4.94%    4.44%    4.34%    3.80%
27..........................................................   4.98%    5.50%    5.91%    5.39%    5.04%    4.56%    4.44%    3.87%
28..........................................................   5.11%    5.67%    5.98%    5.44%    5.11%    4.66%    4.51%    3.92%
29..........................................................   5.21%    5.78%    6.06%    5.50%    5.21%    4.77%    4.54%    3.98%
30..........................................................   5.31%    5.89%    6.12%    5.56%    5.31%    4.79%    4.56%    4.06%
31..........................................................   5.42%    5.98%    6.17%    5.65%    5.40%    4.83%    4.57%    4.11%
32..........................................................   5.50%    6.02%    6.24%    5.71%    5.48%    4.86%    4.63%    4.17%
33..........................................................   5.55%    6.06%    6.29%    5.79%    5.52%    4.88%    4.67%    4.22%
34..........................................................   5.58%    6.11%    6.34%    5.85%    5.54%    4.90%    4.71%    4.27%
35..........................................................   5.60%    6.14%    6.39%    5.89%    5.56%    4.92%    4.76%
36..........................................................   5.62%    6.16%    6.44%    5.93%    5.58%    4.98%    4.80%
37..........................................................   5.65%    6.17%    6.47%    5.96%    5.61%    5.01%    4.84%
38..........................................................   5.68%    6.22%    6.53%    5.98%    5.64%    5.06%
39..........................................................   5.70%    6.27%    6.56%    6.01%    5.66%    5.10%
40..........................................................   5.71%    6.30%    6.58%    6.01%    5.67%    5.14%
41..........................................................   5.74%    6.34%    6.58%    6.02%    5.69%
42..........................................................   5.76%    6.35%    6.59%    6.04%    5.71%
43..........................................................   5.77%    6.37%    6.60%    6.06%    5.72%
44..........................................................   5.79%    6.37%    6.60%    6.07%
45..........................................................   5.79%    6.36%    6.61%    6.08%
46..........................................................   5.79%    6.36%    6.62%    6.10%
47..........................................................   5.78%    6.36%    6.63%
48..........................................................   5.78%    6.36%    6.63%
49..........................................................   5.77%    6.36%    6.64%
50..........................................................   5.75%    6.37%
51..........................................................   5.75%    6.37%
52..........................................................   5.74%    6.37%
53..........................................................   5.75%
54..........................................................   5.74%
55..........................................................   5.75%
Prime Mix(3)................................................     58%      55%      51%      54%      55%      53%      49%      57%

                         PERIOD(2)                            1998-B   1998-C   1999-A   1999-B   1999-C   2000-A   2000-B
                         ---------                            ------   ------   ------   ------   ------   ------   ------
1...........................................................   0.00%    0.00%    0.00%    0.00%    0.00%    0.00%    0.00%
2...........................................................   0.02%    0.04%    0.04%    0.04%    0.02%    0.03%    0.02%
3...........................................................   0.08%    0.11%    0.11%    0.11%    0.10%    0.10%    0.09%
4...........................................................   0.18%    0.23%    0.20%    0.26%    0.25%    0.20%    0.24%
5...........................................................   0.38%    0.39%    0.33%    0.47%    0.40%    0.36%    0.39%
6...........................................................   0.59%    0.50%    0.46%    0.66%    0.56%    0.55%    0.59%
7...........................................................   0.83%    0.61%    0.62%    0.87%    0.71%    0.71%    0.78%
8...........................................................   1.03%    0.75%    0.76%    1.00%    0.86%    0.91%    0.99%
9...........................................................   1.21%    0.86%    0.92%    1.13%    1.01%    1.10%
10..........................................................   1.40%    1.00%    1.11%    1.24%    1.14%    1.27%
11..........................................................   1.53%    1.17%    1.30%    1.35%    1.34%
12..........................................................   1.62%    1.32%    1.47%    1.44%    1.52%
13..........................................................   1.74%    1.48%    1.61%    1.58%    1.74%
14..........................................................   1.84%    1.66%    1.73%    1.74%    1.94%
15..........................................................   1.96%    1.79%    1.81%    1.85%    2.09%
16..........................................................   2.10%    1.91%    1.89%    2.03%
17..........................................................   2.22%    2.01%    2.00%    2.16%
18..........................................................   2.40%    2.07%    2.10%    2.30%
19..........................................................   2.55%    2.11%    2.24%
20..........................................................   2.69%    2.17%    2.35%
21..........................................................   2.79%    2.24%    2.46%
22..........................................................   2.85%    2.34%    2.55%
23..........................................................   2.89%    2.43%    2.63%
24..........................................................   2.92%    2.52%
25..........................................................   2.97%    2.62%
26..........................................................   3.04%    2.71%
27..........................................................   3.13%
28..........................................................   3.18%
29..........................................................   3.24%
30..........................................................   3.32%
31..........................................................   3.38%
32..........................................................
33..........................................................
34..........................................................
35..........................................................
36..........................................................
37..........................................................
38..........................................................
39..........................................................
40..........................................................
41..........................................................
42..........................................................
43..........................................................
44..........................................................
45..........................................................
46..........................................................
47..........................................................
48..........................................................
49..........................................................
50..........................................................
51..........................................................
52..........................................................
53..........................................................
54..........................................................
55..........................................................
Prime Mix(3)................................................     67%      70%      70%      70%      67%      69%      69%

                         PERIOD(2)                            2000-C(4)   2000-D
                         ---------                            ---------   ------
1...........................................................    0.00%      0.00%
2...........................................................    0.04%      0.03%
3...........................................................    0.13%
4...........................................................    0.27%
5...........................................................    0.46%
6...........................................................
7...........................................................
8...........................................................
9...........................................................
10..........................................................
11..........................................................
12..........................................................
13..........................................................
14..........................................................
15..........................................................
16..........................................................
17..........................................................
18..........................................................
19..........................................................
20..........................................................
21..........................................................
22..........................................................
23..........................................................
24..........................................................
25..........................................................
26..........................................................
27..........................................................
28..........................................................
29..........................................................
30..........................................................
31..........................................................
32..........................................................
33..........................................................
34..........................................................
35..........................................................
36..........................................................
37..........................................................
38..........................................................
39..........................................................
40..........................................................
41..........................................................
42..........................................................
43..........................................................
44..........................................................
45..........................................................
46..........................................................
47..........................................................
48..........................................................
49..........................................................
50..........................................................
51..........................................................
52..........................................................
53..........................................................
54..........................................................
55..........................................................
Prime Mix(3)................................................      68%        70%

---------------
(1) Cumulative static pool losses are equal to the cumulative amount of losses actually recognized up to and including a given month divided by the original principal balance of the securitization transaction.

(2) Represents the number of months since the inception of the securitization transaction.

(3) Represents the original percentage of prime contracts securitized within each pool.

(4) Represents loans sold to Westcorp in a whole loan sale in August 2000 and subsequently securitized by Westcorp. We service these contracts pursuant to an agreement with Westcorp and the securitization trust.

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

     In addition to our indirect statement of cash flows as presented under GAAP, we also analyze the key cash flows from our operations on a direct basis excluding certain items such as the purchase or sale of contracts. The following table shows our operating cash flows:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Cash flows from owned loans........................  $182,295    $106,058    $ 74,098
Cash flows from trusts.............................   127,294     159,564      99,107
Contractual servicing income.......................    57,718      46,847      37,180
Other fee income...................................    61,772      46,121      43,433
Less:
Dealer participation...............................   100,300      83,435      72,255
Operating costs....................................   188,870     173,453     165,042
                                                     --------    --------    --------
Operating cash flows...............................  $139,909    $101,702    $ 16,521
                                                     ========    ========    ========

     Operating cash flows improved for 2000 compared with 1999 as a result of the improving credit quality of our portfolio as well as improved operating efficiency and declining dealer participation rates.

  PRINCIPAL SOURCES OF CASH

     Collections of Principal and Interest from Contracts

     Our primary source of funds is the collection of principal and interest from contracts originated. These monies are deposited into collection accounts established in connection with each securitization transaction, or into our accounts for contracts not in a securitization. Pursuant to reinvestment contracts entered into in connection with each securitization transaction, the Bank and WFAL2 receive access to the amounts deposited into each collection account and the amounts held in the spread accounts for each securitization transaction. The Bank and WFAL2 then make these funds available to us, in the case of the Bank pursuant to our reinvestment contract with the Bank, and in the case of WFAL2 through its purchase of contracts from us. We use those amounts so received in our daily operations to fund the purchase of contracts or to cover the day to day costs of our operations. Principal and interest collections totaled $3.8 billion, $3.0 billion and $2.4 billion for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in principal and interest collections is primarily due to an increase in the amount of contracts serviced.

     Contract Sales and Securitizations

     Since 1985, we have securitized or sold over $20 billion of automobile receivables in 51 public offerings making us the fourth largest issuer of such securities in the nation as of December 31, 2000. We securitized

$4.6 billion of contracts in 2000 compared with $2.5 billion in 1999 and $1.9 billion in 1998. On February 2, 2001, we completed the issuance of $1.0 billion of notes secured by automobile contracts. We expect to continue to use securitization transactions as part of our liquidity strategy when appropriate market conditions exist.

     Borrowings from Parent

     Our parent company is a federally insured savings institution. It has the ability to raise significant amounts of liquidity by attracting both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. The Bank may also raise funds by issuing commercial paper, obtaining advances from the Federal Home Loan Bank, also known as the FHLB, and selling securities under agreements to repurchase and utilizing other borrowings. We are able to utilize these liquidity sources through agreements entered into by our parent and us. These include the senior note, promissory note, line of credit and the WFS reinvestment contract.

     These financing arrangements provide us with another source of liquidity beyond the secondary markets, thereby affording us a greater ability to choose the timing of our securitization transactions.

     Conduit Financing

     In September 1999, we established a $500 million conduit facility secured by automobile contracts in a private placement. At December 31, 2000, we had no amount outstanding on the conduit facility compared with $461 million at December 31, 1999.

  PRINCIPAL USES OF CASH

     Purchase of Automobile Contracts

     Our most significant use of cash is the purchase of automobile contracts. We acquire these contracts through our nationwide relationship with franchised and select independent automobile dealers. Payments for such contracts are sent to our dealers either via an electronic funds transfer or check. We purchased $4.2 billion of contracts in 2000 compared with $3.3 billion in 1999 and $2.7 billion in 1998.

     Payments of Principal and Interest on Securitization Transactions

     Under the terms of our reinvestment contract, we fund quarterly payments of interest and principal to noteholders and certificateholders, derived from the cash flows received on the securitized contracts. Payments of principal and interest to noteholders and certificateholders totaled $2.7 billion in 2000 compared with $2.3 billion and $2.1 billion in 1999 and 1998, respectively.

     Dealer Participation

     Consistent with industry practice, we generally pay dealer participation to the originating dealer for each contract purchased. Participation paid by us to dealers during 2000 totaled $100 million compared with $83.4 million and $72.3 million in 1999 and 1998. Typically, the acquisition of prime quality contracts requires a higher amount of participation paid to the dealer due to the increased level of competition for such contracts.

     Advances to Spread Accounts

     At the time a securitization transaction closes, we are required to advance monies to initially fund the spread account. Additionally, these spread accounts are required to increase beyond the initial spread account funding to predetermined levels. These spread accounts increase through receipt of excess cash flows until these predetermined levels are met. The amounts due from trusts represent funds due to us that have not yet been disbursed from the spread accounts on securitization transactions treated as sales. The amounts due from trusts at December 31, 2000, including initial advances not yet returned, was $366 million compared with $439 million at December 31, 1999.

     Operating Our Business

     Our largest operating expenditure is salaries and benefits paid to our associates. Other amounts include occupancy costs, costs associated with collection and repossession, telephone and data processing costs. We also use substantial amounts of cash in capital expenditures for automation and new technologies to remain competitive and to become more efficient.

ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board, also known as the FASB, has provided guidance for the way enterprises report information about derivatives and hedging. These statements require all derivatives to be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that are hedges will be either offset against the change in the fair value of the hedged assets, liabilities or firm commitments directly through income or recognized through other comprehensive income on the balance sheet until the hedged item is recognized in earnings, depending on the nature of the hedges. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings if the derivative is a fair value hedge. The ineffective portion of a derivative's change in fair value for a cash flow hedge will be recognized in comprehensive income on the balance sheet if the hedge is less than 100% effective or in earnings if the hedge is greater than 100% effective. We adopted FASB's new guidance on January 1, 2001 and recorded a cumulative effect adjustment to other comprehensive income of $4.8 million, net of income tax, which represents the deferred loss on hedge agreements outstanding at January 1, 2001. However, we do not expect that the adoption of FASB's new guidance for these agreements will have a material effect on our earnings.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 140. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of the statement are effective for fiscal years ending after December 15, 2000 and include additional disclosure requirements and changes related to the recognition and reclassification of collateral. We do not expect SFAS No. 140 will have a material effect on our earnings or financial position.

FORWARD-LOOKING STATEMENTS

     Included in our Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K are several "forward-looking statements." Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue", or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are:

     - the level of chargeoffs, as an increase in the level of chargeoffs will decrease our earnings;

     - the ability to originate new contracts in a sufficient amount to reach our needs, as a decrease in the amount we originate will reduce our earnings;

     - a decrease in the difference between the average interest rate we receive on the contracts we originate and the rate of interest we must pay to fund those contracts, as a decrease will reduce our earnings;

     - the continued availability of sources of funding for our operations, as a reduction in the availability of funding will reduce our ability to originate contracts;

     - the level of notes treated as secured financings, as the level will impact the timing of revenue recognition;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Fluctuations in interest rates and early prepayment of contracts are the primary market risks facing us. The Credit and Pricing Committee is responsible for setting credit and pricing policies and for monitoring credit quality. Our Asset/Liability Committee is responsible for the management of interest rate and prepayment risks. Asset/liability management is the process of measuring and controlling interest rate risk through matching the maturity and repricing characteristics of interest earning assets with those of interest bearing liabilities.

     The Asset/Liability Committee closely monitors interest rate and prepayment risks and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effect of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to the net present value, also known as NPV, of our assets and liabilities. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events.

     The contracts originated and held by us are all fixed rate and, accordingly, we have exposure to changes in interest rates. Our prepayment experience on contracts has not been historically sensitive to changes in interest rates and we, therefore, believe that we are not exposed to significant prepayment risk relative to changes in interest rates.

     To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we enter into various hedge agreements. Generally, we enter into these hedge agreements in amounts that correspond to the principal amount of the contracts originated. The market value of these hedge agreements is designed to respond inversely to potential changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. We use the Bank or highly rated counterparties and further reduce our risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. We currently hedge substantially all of our pending securitization transactions.

     We then sell or transfer contracts to securitization trusts that in turn sell asset-backed securities to investors. By securitizing our contracts, we are able to lock in the gross interest rate spread between the yield on such contracts and the interest rate on the asset-backed securities. Gains or losses relative to hedge agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts if the securitization transaction is treated as a sale or amortized on a level yield basis over the duration of the securities issued if the transaction is treated as a secured financing.

     The Asset/Liability Committee monitors our hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The amount and timing of hedging transactions are determined by our senior management based upon the monitoring activities of the Asset/Liability Committee. As a result of this approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard. There were no material changes in market risks in the current year compared with the prior year.

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

                                                                                                                      FAIR
                           2001        2002         2003         2004        2005      THEREAFTER      TOTAL         VALUE
                         --------    ---------    ---------    --------    --------    ----------    ----------    ----------
                                                                (DOLLARS IN THOUSANDS)
RATE SENSITIVE ASSETS:
Fixed interest rate
  contracts............  $978,963    $ 791,544    $ 586,133    $436,030    $228,927     $27,878      $3,049,475    $3,315,061
  Average interest
    rate...............     14.82%       14.97%       15.12%      15.18%      14.78%      13.79%          14.95%
Fixed interest rate
  securities...........  $  6,517                                                                    $    6,517    $    6,525
  Average interest
    rate...............      5.50%                                                                         5.50%
RATE SENSITIVE
  LIABILITIES:
Automobile secured
  financing............  $759,627    $ 598,561    $ 418,083    $473,092                              $2,249,363    $2,312,693
  Average interest
    rate...............      7.24%        7.30%        7.33%       7.22%                                   7.21%
Notes
  payable -- parent....  $ 78,719    $  67,500                                                       $  146,219    $  148,671
  Average interest
    rate...............      9.11%        9.42%                                                            9.25%
Secured line of
  credit...............  $235,984                                                                    $  235,984    $  236,797
  Average interest
    rate...............      6.13%                                                                         6.13%
Euro-dollar swaps......  $510,422    $(223,102)   $(138,537)   $(88,750)   $(60,033)                               $   (7,773)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements begin on page F-3 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Certain information required by Part III is omitted from this report, as we will file a definitive proxy statement, also known as the Proxy Statement, within 120 days after the end of our fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our Annual Meeting of Shareholders to be held May 3, 2001, and the information included therein is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions appears under the caption "Certain Transactions Between Management and Us or Our Subsidiaries" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

     Our audited consolidated financial statements incorporated herein by reference shall modify and supersede all documents filed prior to March 28, 2001.

(a) List of documents filed as part of this report:

     (1) FINANCIAL STATEMENTS

        The following consolidated financial statements and report of independent auditors for us and our subsidiaries are included in this report commencing on page F-2.

        Report of Independent Auditors

        Consolidated Statements of Financial Condition at December 31, 2000 and 1999

        Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements

     (2) FINANCIAL STATEMENT SCHEDULES

        Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

     (3) EXHIBITS

EXHIBIT
  NO.                       DESCRIPTION OF EXHIBIT
-------                     ----------------------
 4       Specimen WFS Financial Inc Common Stock Certificate(5)
10.1     Westcorp Incentive Stock Option Plan(2)
10.2     Westcorp Employee Stock Ownership and Salary Savings Plan(3)
10.3     Westcorp 1991 Stock Option Plan(4)
10.4     1985 Executive Deferral Plan(1)
10.5     1988 Executive Deferral Plan II(1)
10.6     1992 Executive Deferral Plan III(1)
10.7     Transfer Agreement between WFS Financial Inc and Western
         Financial Bank, F.S.B., dated May 1, 1995(1)
10.8     Promissory Note of WFS Financial Inc in favor of Western
         Financial Bank, F.S.B., dated May 1, 1995(1)
10.9     Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank, dated June 15, 1999(12)
10.9.1   Amendment No. 1, dated as of August 1, 1999, to the
         Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(12)
10.10    Tax Sharing Agreement between WFS Financial Inc and Western
         Financial Bank, F.S.B., dated January 1, 1994(1)
10.11    Master Reinvestment Contract between WFS Financial Inc and
         Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.12    Amendment No. 1, dated as of June 1, 1995, to the Restated
         Master Reinvestment Reimbursement Agreement(11)
10.13    Amended and Restated Master Collateral Assignment Agreement,
         dated as of March 1, 2000(12)
10.14    Form of WFS Financial Inc Dealer Agreement(5)
10.15    Form of WFS Financial Inc Loan Application(5)
10.16    Westcorp Employee Stock Ownership and Salary Savings Plan(7)
10.16.1  Amendment No. 1, dated as of December 1998, to Westcorp
         Employee Stock Ownership and Salary Savings Plan(12)
10.16.2  Amendment No. 2, dated as of January 1, 1999, to Westcorp
         Employee Stock Ownership and Salary Savings Plan(12)
10.16.3  Amendment No. 3, dated as of June 1, 1999, to Westcorp
         Employee Stock Ownership and Salary Savings Plan(12)
10.17    Amended and Restated WFS 1996 Incentive Stock Option Plan,
         dated January 1, 1997(6)
10.18    Promissory Note of WFS Financial Inc in favor of Western
         Financial Bank, F.S.B., dated August 1, 1997(11)
10.18.1  Amendment No. 1, dated February 23, 1999, to the Promissory
         Note of WFS Financial Inc in favor of Western Financial
         Bank(11)

EXHIBIT
  NO.                       DESCRIPTION OF EXHIBIT
-------                     ----------------------
10.18.2  Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(11)
10.19    Investment Agreement between WFS Financial Inc and Western
         Financial Bank, F.S.B., dated January 1, 1996(11)
10.20    Management Services Agreement between WFS Financial Inc and
         Western Financial Bank, F.S.B., dated January 1, 1997(11)
10.21    Employment Agreement(8)(9)(10)
21.1     Subsidiaries of WFS Financial Inc
23.1     Consent of Independent Auditors, Ernst & Young LLP

---------------
 (1) Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1(File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

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

 (8) Employment Agreement dated February 27, 1998 between Westcorp and Joy Schaefer (will be provided to the SEC upon request).

 (9) Employment Agreement dated February 27, 1998 between WFS Financial Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(10) Employment Agreement, dated November 15, 1998 between WFS Financial Inc, Westcorp and Mark Olson (will be provided to the SEC upon request).

(11) Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(12) Exhibits previously filed with WFS Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amended on January 20, 2000 incorporated by reference under Exhibit Number indicated.

(b) REPORT ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2001                     WFS FINANCIAL INC

                                          By:       /s/ JOY SCHAEFER
                                            ------------------------------------
                                                        Joy Schaefer
                                                Vice Chairman, Director and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
                 /s/ ERNEST S. RADY                        Chairman of the Board        March 22, 2001
-----------------------------------------------------
                   Ernest S. Rady

                  /s/ JOY SCHAEFER                      Vice Chairman, Director and     March 22, 2001
-----------------------------------------------------     Chief Executive Officer
                    Joy Schaefer

                                                                 Director               March   , 2001
-----------------------------------------------------
                   James R. Dowlan

                                                                 Director               March   , 2001
-----------------------------------------------------
                   Howard C. Reese

                /s/ STANLEY E. FOSTER                            Director               March 22, 2001
-----------------------------------------------------
                  Stanley E. Foster

                 /s/ BERNARD E. FIPP                             Director               March 22, 2001
-----------------------------------------------------
                   Bernard E. Fipp

                 /s/ DUANE A. NELLES                             Director               March 22, 2001
-----------------------------------------------------
                   Duane A. Nelles

                 /s/ LEE A. WHATCOTT                       Senior Executive Vice        March 22, 2001
-----------------------------------------------------      President (Principal
                   Lee A. Whatcott                       Financial and Accounting
                                                               Officer) and
                                                          Chief Financial Officer

                       WFS FINANCIAL INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORT OF INDEPENDENT AUDITORS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   F-2
Consolidated Financial Statements:
Consolidated Statements of Financial Condition at December
  31, 2000 and 1999.........................................   F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................   F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 2000, 1999 and 1998......   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   F-6
Notes to Consolidated Financial Statements..................   F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
WFS Financial Inc

     We have audited the accompanying consolidated statements of financial condition of WFS Financial Inc and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of WFS Financial Inc's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WFS Financial Inc and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Los Angeles, California
January 22, 2001

                       WFS FINANCIAL INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Cash and short-term investments.............................  $   25,296    $    7,120
Investment securities available for sale....................       6,517         7,829
Contracts receivable........................................   3,049,475        71,757
Contracts held for sale.....................................                 1,423,960
Allowance for credit losses.................................     (71,308)      (36,682)
                                                              ----------    ----------
  Contracts receivable, net.................................   2,978,167     1,459,035
Amounts due from trusts.....................................     366,125       439,022
Retained interest in securitized assets.....................     111,558       167,277
Premises and equipment, net.................................      36,526        38,038
Accrued interest receivable.................................      23,116        10,521
Other assets................................................      27,832         2,085
                                                              ----------    ----------
          TOTAL ASSETS......................................  $3,575,137    $2,130,927
                                                              ==========    ==========

LIABILITIES

Secured lines of credit.....................................  $  235,984    $  551,189
Notes payable on automobile secured financing...............   2,249,363       461,104
Notes payable -- parent.....................................     146,219       178,908
Amounts held on behalf of trustee...........................     590,715       687,274
Other liabilities...........................................      35,651        40,264
                                                              ----------    ----------
          TOTAL LIABILITIES.................................   3,257,932     1,918,739

SHAREHOLDERS' EQUITY

Common stock (no par value; authorized 50,000,000 shares;
  issued and outstanding 28,446,837 shares in 2000 and
  25,711,956 shares in 1999)................................     112,070        74,010
Paid-in capital.............................................       4,337         4,327
Retained earnings...........................................     201,062       134,690
Accumulated other comprehensive loss, net of tax............        (264)         (839)
                                                              ----------    ----------
          TOTAL SHAREHOLDERS' EQUITY........................     317,205       212,188
                                                              ----------    ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $3,575,137    $2,130,927
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                           2000              1999              1998
                                                      --------------    --------------    --------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Interest income...................................   $   314,120       $   140,526       $    89,758
  Interest expense..................................       130,342            41,297            24,780
                                                       -----------       -----------       -----------
     Net interest income............................       183,778            99,229            64,978
  Servicing income..................................       170,919           140,780            76,110
  Gain on sale of contracts.........................        13,723            54,977            25,438
                                                       -----------       -----------       -----------
          TOTAL REVENUES............................       368,420           294,986           166,526
EXPENSES:
  Provision for credit losses.......................        68,962            36,578            15,146
  Operating expenses:
     Salaries and associate benefits................       116,989           110,289            95,740
     Credit and collections.........................        21,103            21,634            21,248
     Data processing................................        16,158            14,568            10,887
     Occupancy......................................        10,592             9,145            10,051
     Telephone......................................         5,504             5,883             7,941
     Miscellaneous..................................        18,524            11,934            19,175
                                                       -----------       -----------       -----------
          TOTAL OPERATING EXPENSES..................       188,870           173,453           165,042
     Restructuring charge...........................                                            15,000
                                                       -----------       -----------       -----------
          TOTAL EXPENSES............................       257,832           210,031           195,188
                                                       -----------       -----------       -----------
INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)...........       110,588            84,955           (28,662)
  Income tax (benefit)..............................        44,216            35,580           (12,095)
                                                       -----------       -----------       -----------
NET INCOME (LOSS)...................................   $    66,372       $    49,375       $   (16,567)
                                                       ===========       ===========       ===========

Net income (loss) per common share:
  Basic.............................................   $      2.36       $      1.92       $     (0.64)
                                                       ===========       ===========       ===========
  Diluted...........................................   $      2.35       $      1.91       $     (0.64)
                                                       ===========       ===========       ===========

Weighted average number of common shares
  outstanding:
  Basic.............................................    28,178,151        25,732,089        25,708,611
                                                       ===========       ===========       ===========
  Diluted...........................................    28,283,735        25,842,648        25,708,611
                                                       ===========       ===========       ===========

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                ACCUMULATED
                                                                                   OTHER
                                                                               COMPREHENSIVE
                                                COMMON    PAID-IN   RETAINED   INCOME (LOSS),
                                    SHARES      STOCK     CAPITAL   EARNINGS     NET OF TAX      TOTAL
                                  ----------   --------   -------   --------   --------------   --------
                                                          (DOLLARS IN THOUSANDS)
Balance at January 1, 1998......  25,708,611   $ 73,564   $4,000    $101,882      $   447       $179,893
  Net loss......................                                     (16,567)                    (16,567)
  Unrealized gains on retained
     interest in securitized
     assets, net of tax(1)......                                                    1,015          1,015
                                                                                                --------
  Comprehensive loss............                                                                 (15,552)
                                  ----------   --------   ------    --------      -------       --------
Balance at December 31, 1998....  25,708,611     73,564    4,000      85,315        1,462        164,341
  Net income....................                                      49,375                      49,375
  Unrealized losses on retained
     interest in securitized
     assets, net of tax(1)......                                                   (2,301)        (2,301)
                                                                                                --------
  Comprehensive income..........                                                                  47,074
  Issuance of common stock......      63,345        446      327                                     773
                                  ----------   --------   ------    --------      -------       --------
Balance at December 31, 1999....  25,771,956     74,010    4,327     134,690         (839)       212,188
  Net income....................                                      66,372                      66,372
  Unrealized gains on retained
     interest in securitized
     assets, net of tax(1)......                                                      575            575
                                                                                                --------
  Comprehensive income..........                                                                  66,947
  Issuance of common stock......   2,674,881     38,060       10                                  38,070
                                  ----------   --------   ------    --------      -------       --------
Balance at December 31, 2000....  28,446,837   $112,070   $4,337    $201,062      $  (264)      $317,205
                                  ==========   ========   ======    ========      =======       ========

---------------
(1) The pre-tax decrease in unrealized losses on retained interest in securitized assets was $1.0 million for the year ended December 31, 2000 compared with a pre-tax increase in unrealized losses of $4.0 million and a pretax increase in unrealized gains of $1.8 million for the years ended December 31, 1999 and 1998, respectively.

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
                                                               (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...................................  $    66,372    $    49,375    $   (16,567)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Provision for credit losses.......................       68,962         36,578         15,146
  Depreciation......................................        8,923          6,901          8,066
  Amortization of retained interest in securitized
     assets.........................................       75,958        111,752        103,610
  Loss (gain) on disposal of assets.................          138            (77)         7,092
  Increase in other assets..........................      (37,453)        (6,469)        (6,855)
  (Decrease) increase in other liabilities..........       (4,613)         4,858          1,724
                                                      -----------    -----------    -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.........      178,287        202,918        112,216
INVESTING ACTIVITIES
Automobile contracts:
  Purchase of contracts.............................   (4,219,227)    (3,340,146)    (2,670,696)
  Proceeds from contract sales......................    2,091,231      2,500,000      1,885,000
  Other changes in contracts........................      539,902        229,441        115,180
Increase in retained interest in securitized
  assets............................................      (19,240)      (111,767)       (91,914)
Decrease (increase) in amounts due from trust.......       72,897       (106,290)       (37,609)
Purchase of premises and equipment..................       (7,550)       (18,376)       (20,236)
                                                      -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES...............   (1,541,987)      (847,138)      (820,275)
FINANCING ACTIVITIES
Proceeds from issuance of common stock..............       38,070            773
Proceeds from notes payable on automobile secured
  financing.........................................    2,480,032        500,000
Payments on notes payable on automobile secured
  financing.........................................     (230,669)       (38,896)
(Payments on) proceeds from notes payable --
  parent............................................      (32,689)        18,908        (15,000)
(Payments on) proceeds from secured lines of
  credit............................................     (776,309)        (3,647)       554,836
(Decrease) increase in amounts held on behalf of
  trustee...........................................      (96,559)       159,182         39,438
                                                      -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES...........    1,381,876        636,320        579,274
                                                      -----------    -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....       18,176         (7,900)      (128,785)
Cash and cash equivalents at beginning of year......        7,120         15,020        143,805
                                                      -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR............  $    25,296    $     7,120    $    15,020
                                                      ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
  Interest..........................................  $   112,071    $    39,067    $    23,322
  Income taxes......................................       63,410         32,607

          See accompanying notes to consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts have been reclassified to conform to the 2000 presentation. We are a majority owned subsidiary of Western Financial Bank, also known as the Bank, which is a wholly owned subsidiary of Westcorp, our ultimate parent company.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Nature of Operations

     We are a consumer finance company that specializes in the purchase, securitization and servicing of fixed rate consumer auto loans. We purchase contracts from franchised new and independent pre-owned car dealers on a nonrecourse basis and originate loans directly with consumers, which are collectively known as contracts.

  Cash and Cash Equivalents

     Cash and cash equivalents include short-term investments with the Bank. There are no material restrictions as to the withdrawal or usage of this amount.

  Securitization Transactions

     Contracts are originated and securitized in the asset-backed securities market. We retain the servicing rights, but we do not retain any recourse with respect to the contracts securitized. Such transactions are treated as either sales to a securitization trust or as secured financings for accounting purposes.

     For securitization transactions treated as sales, we record a non-cash gain equal to the present value of the estimated future cash flows, net of the write-off of dealer participation and gains or losses on hedges. These discounted cash flows or retained interest in securitized assets, also known as RISA, are capitalized and amortized over the expected life of the underlying contracts. Net interest income and servicing fees earned on these contracts are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income. These amounts are reported as servicing income on the Consolidated Statements of Operations.

     RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting estimated future cash flows using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of shareholders' equity on our Consolidated Statements of Financial Condition as accumulated other comprehensive income (loss), net of applicable taxes. On a quarterly basis, we evaluate the carrying value of the RISA in light of the actual performance of the underlying contracts and make adjustments to reduce the carrying value, if appropriate.

     The excess cash flows generated by securitized contracts are deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, we advance additional monies to initially fund these spread accounts. For securitization transactions treated as sales, amounts due to us held in the spread

                       WFS FINANCIAL INC AND SUBSIDIARIES
accounts and servicing income earned by us for which we have not yet received repayment from the trust are reported as amounts due from trust on the Consolidated Statements of Financial Condition.

     As servicer of these contracts, we hold and remit funds collected from the borrowers on behalf of the trustee pursuant to reinvestment contracts that we have entered into. For securitization transactions treated as sales, these amounts are reported as amounts held on behalf of trustee on the Consolidated Statements of Financial Condition.

     For securitization transactions treated as secured financings, the contracts are retained on the balance sheet with the securities used to finance the contracts recorded as notes payable on automobile secured financing. We recognize interest income when earned in accordance with the terms of the contracts. Gains and losses relative to forward and Euro-dollar swap agreements designated as hedges on these securitization transactions are recognized as an adjustment to interest expense.

  Contracts Held for Sale

     Contracts held for sale are stated at the lower of aggregate amortized cost or market. The carrying amount of the specific contract pool sold is used to compute gains or losses. Market value is based on discounted cash flow calculations, which approximates the amount realized upon the securitization of the contracts.

  Allowance for Credit Losses

     The allowance for credit losses is maintained at a level that we believe is adequate to absorb inherent losses in the on balance sheet contract portfolio that can be reasonably estimated. Our determination of the adequacy of the allowance is based on an evaluation of the portfolio, past credit loss experience, current economic conditions, volume, pending contract sales, growth and composition of the contract portfolio, and other relevant factors. The allowance is increased by provisions for credit losses charged against income.

  Nonaccrual Contracts

     We continue to accrue interest income on contracts until the contracts are charged off, which occurs automatically after the contracts are past due 120 days except for accounts that are in Chapter 13 bankruptcy. At the time that a contract is charged off, all accrued interest is reversed. For those accounts that are in Chapter 13 bankruptcy and contractually past due greater than 120 days, all accrued interest is reversed and income is recognized on a cash basis. As of December 31, 2000 and 1999, the amount of accrued interest reversed was not material.

  Premises and Equipment

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

  Repossessed Assets

     All accounts that have been repossessed and the redemption period for such accounts has expired are reclassified from contracts receivable to repossessed assets at fair value with any adjustment recorded against the allowance for credit losses. Repossessed assets were included in other assets on the Consolidated Statements of Financial Condition and were not material.

                       WFS FINANCIAL INC AND SUBSIDIARIES

  Non-performing Assets

     Accounts that are in Chapter 13 bankruptcy and are contractually past due greater than 120 days are reclassified from contracts receivable to non-performing assets at fair value with any adjustment recorded against the allowance for credit losses. Non-performing assets were included in other assets on the Consolidated Statement of Financial Condition and were not material.

  Interest Income and Fee Income

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

     We defer contract origination fees and premiums paid to dealers. The net amount is amortized as an adjustment to the related contract's yield over the contractual life of the related contract or until the contract is sold, at which time any remaining amounts are included as part of the gain on sale of contracts. Fees for other services are recorded as income when earned.

  Income Taxes

     We file consolidated federal and state tax returns as part of a consolidated group that includes the Bank and Westcorp. Our taxes are paid in accordance with a tax sharing agreement that allocates taxes based on the relative income or loss of each entity on a stand-alone basis.

  Fair Value of Financial Instruments

     Fair value information about financial instruments is reported using quoted market prices for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value of amounts presented do not represent our underlying value. Our financial instruments, including short-term investments, retained interest in securitized assets and amounts held on behalf of trustee, are accounted for on a historical cost basis which, due to the nature of these financial instruments, approximates fair value. The fair value for contracts receivable is based on quoted market prices of similar contracts sold in conjunction with securitization transactions, adjusted for differences in contract characteristics. The fair value of forward agreements and Euro-dollar swap agreements is estimated by obtaining market quotes from brokers. The fair value of notes payable is estimated using discounted cash flow analysis based on current borrowing rates for similar instruments.

  Accounting Pronouncements

     The Financial Accounting Standards Board, also known as the FASB, has provided guidance for the way enterprises report information about derivatives and hedging. These statements require all derivatives to be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that are hedges will be either offset against the change in the fair value of the hedged assets, liabilities or firm commitments directly through income or recognized through other comprehensive income on the balance sheet until the hedged item is recognized in earnings, depending on the nature of the hedges. The ineffective portion of a derivative's

                       WFS FINANCIAL INC AND SUBSIDIARIES
change in fair value will be immediately recognized in earnings if the derivative is a fair value hedge. The ineffective portion of a derivative's change in fair value for a cash flow hedge will be recognized in comprehensive income on the balance sheet if the hedge is less than 100% effective or in earnings if the hedge is greater than 100% effective.

     To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we enter into various hedge agreements. As part of the adoption of FASB's new guidance, gains and losses on these agreements will be deferred in other comprehensive income until the completion of the securitization transaction. Once the transaction is complete, the deferred amount in other comprehensive income is then amortized into earnings over the duration of the securities. We adopted FASB's new guidance on January 1, 2001 and recorded a cumulative effect adjustment to other comprehensive income of $4.8 million, net of income tax, which represents the deferred loss on hedge agreements outstanding at January 1, 2001. However, we do not expect that the adoption of FASB's new guidance for these agreements will have a material impact on our earnings.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 140. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of the statement are effective for fiscal years ending after December 15, 2000 and include additional disclosure requirements and changes related to the recognition and reclassification of collateral. We do not expect SFAS No. 140 will have any effect on our earnings or financial position.

NOTE 2 -- NET CONTRACTS RECEIVABLE

     Our contract portfolio consists of contracts purchased from automobile dealers on a nonrecourse basis and contracts financed directly with the consumer. If pre-computed finance charges are added to a contract, they are added to the contract balance and carried as an offset against the contract balance as unearned discounts. Amounts paid to dealers are capitalized as dealer participation and amortized over the life of the contract.

     Net contracts receivable consisted of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
                                                       (DOLLARS IN THOUSANDS)
Contracts...........................................  $3,057,558    $1,518,433
Unearned discounts..................................     (67,109)      (54,248)
                                                      ----------    ----------
  Net contracts.....................................   2,990,449     1,464,185
Allowance for credit losses.........................     (71,308)      (36,682)
Dealer participation, net of deferred contract
  fees..............................................      59,026        31,532
                                                      ----------    ----------
  Net contracts receivable..........................  $2,978,167    $1,459,035
                                                      ==========    ==========

     Contracts serviced by us for the benefit of others totaled approximately $3.8 billion, $3.9 billion, and $3.5 billion at December 31, 2000, 1999 and 1998, respectively.

                       WFS FINANCIAL INC AND SUBSIDIARIES

NOTE 3 -- ALLOWANCE FOR CREDIT LOSSES

     Changes in the allowance for credit losses were as follows:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of period.....................  $ 36,682    $ 11,246    $  6,787
Provision for credit losses........................    68,962      36,578      15,146
Charged off contracts..............................   (47,929)    (18,696)    (14,832)
Recoveries.........................................    13,593       7,554       4,145
                                                     --------    --------    --------
Balance at end of period...........................  $ 71,308    $ 36,682    $ 11,246
                                                     ========    ========    ========

NOTE 4 -- RETAINED INTEREST IN SECURITIZED ASSETS

     Selected original assumptions used to estimate future cash flows for contracts securitized in 2000, 1999, and 1998 were as follows:

                                                             FOR THE THREE MONTHS ENDED
                                                 --------------------------------------------------
                                                 MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                 --------    -------    ------------    -----------
2000...........................................  2000-A
Cumulative net credit losses...................   6.1%
Average monthly ABS prepayment speed...........   1.5%
Discount rate..................................   10.8%
Weighted average remaining maturity (in
  months)......................................    61

1999...........................................  1999-A      1999-B      1999-C
Cumulative net credit losses...................   6.2%        6.1%        6.1%
Average monthly ABS prepayment speed...........   1.5%        1.5%        1.5%
Discount rate..................................   9.1%        9.7%        10.2%
Weighted average remaining maturity (in
  months)......................................    59          59          61

1998...........................................  1998-A      1998-B      1998-C
Cumulative net credit losses...................   7.0%        6.2%        6.2%
Average monthly ABS prepayment speed...........   1.5%        1.5%        1.5%
Discount rate..................................   9.8%        9.8%        8.8%
Weighted average remaining maturity (in
  months)......................................    57          58          58

                       WFS FINANCIAL INC AND SUBSIDIARIES

     At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of the RISA to immediate 10% and 20% adverse changes in assumed economics were as follows:

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
                                                              (DOLLARS IN
                                                               THOUSANDS)
Fair value of the RISA......................................      $111,558

Prepayment speed (monthly ABS)..............................           1.5%
Fair value after 10% adverse change.........................      $107,843
Fair value after 20% adverse change.........................      $103,574

Cumulative net credit losses (pool life rate)...............    6.1% - 7.6%
Fair value after 10% adverse change.........................      $103,880
Fair value after 20% adverse change.........................       $95,925

Discount rate (annual rate).................................   8.8% - 10.8%
Fair value after 10% adverse change.........................      $110,963
Fair value after 20% adverse change.........................      $109,810

     Cash flows from securitization trusts for securitization transactions treated as sales totaled $127 million, $160 million, and $98 million for the years ended December 31, 2000, 1999, and 1998, respectively. The balance of contracts 30 days or more delinquent included in such securitization trusts totaled $146 million and $128 million at December 31, 2000 and 1999, respectively. Net chargeoffs for these securitization trusts totaled $82 million, $92 million and $127 million for the years ended December 31, 2000, 1999, and 1998, respectively.

     The following table sets forth the components of the RISA:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                  -----------------------------------
                                                    2000         1999         1998
                                                  ---------    ---------    ---------
                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of period..................  $ 167,277    $ 171,230    $ 181,177
Additions.......................................     19,240      111,767       91,914
Amortization....................................    (75,958)    (111,752)    (103,610)
Change in unrealized gain/loss on RISA(1).......        999       (3,968)       1,749
                                                  ---------    ---------    ---------
Balance at end of period........................  $ 111,558    $ 167,277    $ 171,230
                                                  =========    =========    =========

---------------
(1) Change in unrealized gain/loss on RISA represents the effect that current changes in interest rates have on the valuation of the RISA. Such amount will not be realized unless the RISA is sold.

                       WFS FINANCIAL INC AND SUBSIDIARIES

     The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
                                                       (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings............  $  235,270    $  410,066
Off balance sheet allowance for credit losses.......    (110,339)     (220,838)
Discount to present value...........................     (13,373)      (21,951)
                                                      ----------    ----------
Retained interest in securitized assets.............  $  111,558    $  167,277
                                                      ==========    ==========
Outstanding balance of contracts sold through
  securitizations...................................  $2,608,017    $3,890,685
Off balance sheet allowance for credit losses as a
  percent of contracts sold through
  securitizations...................................        4.23%         5.68%

NOTE 5 -- PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following at:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             2000         1999
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Land.....................................................   $ 2,017      $ 2,017
Buildings................................................    13,682       13,519
Computers and software...................................    37,969       31,502
Furniture, fixtures and leasehold improvements...........     4,060        3,638
Equipment................................................     4,444        4,093
Automobiles..............................................       284          274
                                                            -------      -------
                                                             62,456       55,043
Less: accumulated depreciation...........................    25,930       17,005
                                                            -------      -------
                                                            $36,526      $38,038
                                                            =======      =======

NOTE 6 -- INTERCOMPANY AGREEMENTS

     We have $146 million of notes payable outstanding from the Bank at rates ranging from 7.25% to 9.42% with maturity dates in 2002 and 2003. Interest payments are due quarterly, in arrears. Interest expense totaled $14.2 million, $14.7 million, and $13.7 million for the years ended December 31, 2000, 1999, and 1998, respectively.

     Pursuant to the terms of the notes, we may not incur any other indebtedness which is senior to the obligations evidenced by the promissory note except for
(i) indebtedness under the senior note (ii) indebtedness collateralized or secured under the line of credit and (iii) indebtedness for similar types of warehouse lines of credit.

     We also have a line of credit from the Bank permitting us to draw up to $1.8 billion as needed to be used in our operations. The line of credit terminates on December 31, 2004, although the term may be extended by us for additional periods up to 60 months. The line of credit carries an interest rate based on the one-month London Interbank Offer Rate, also known as LIBOR. Interest on the amount outstanding under the line of credit is paid monthly, in arrears, and is calculated on the daily average amount outstanding that month. Interest expense totaled $38.4 million, $15.7 million, and $11.7 million for the years ended December 31, 2000, 1999, and 1998, respectively. The weighted average interest rate was 7.09%, 5.33% and 7.31% for the years ended December 31, 2000, 1999, and 1998 respectively.

                       WFS FINANCIAL INC AND SUBSIDIARIES

     We also invest our excess cash at the Bank at an interest rate based on the federal composite commercial paper rate. The weighted average interest rate was 6.58%, 5.23% and 5.45% for the years ended December 31, 2000, 1999 and 1998.
Interest income earned under this agreement totaled $1.2 million, $0.1 million and $0.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     We have entered into certain management agreements with the Bank and Westcorp pursuant to which we pay a portion of certain costs and expenses incurred by the Bank and Westcorp with respect to services or facilities of the Bank and Westcorp used by us or our subsidiaries, including our principal office facilities, our field offices, and overhead and associate benefits pertaining to Bank and Westcorp associates who also provide services to us or our subsidiaries. Amounts paid by us to the Bank relating to these management agreements totaled $1.8 million, $1.2 million, and $4.8 million for the years ended December 31, 2000, 1999, and 1998, respectively. Additionally, as part of these management agreements, the Bank and Westcorp reimburse us for similar costs incurred. Amounts paid to us by the Bank relating to these management agreements totaled $0.3 million, $0.7 million, and $0.7 million for the years ended December 31, 2000, 1999, and 1998, respectively.

     In each securitization transaction, we entered into a reinvestment contract with the Bank which allows us access to the cash flows of each of the outstanding securitization transactions and the cash held in each spread account for each of those transactions. We are permitted to use that cash as we determine, including in our ordinary business activities. We paid the Bank $0.7 million, $0.6 million, and $0.7 million for the years ended December 31, 2000, 1999, and 1998, pursuant to these agreements.

NOTE 7 -- NOTES PAYABLE ON AUTOMOBILE SECURED FINANCING

     For the year ended December 31, 2000, we issued $2.5 billion of notes secured by automobile contracts. Interest payments on the notes are due quarterly, in arrears, based on the respective note's interest rate. Interest expense on these notes totaled $88.2 million for the year ended December 31, 2000.

     In September 1999, we established a $500 million conduit facility secured by automobile contracts in a private placement. At December 31, 2000, we had no amounts outstanding on the conduit facility compared with $461 million at December 31, 1999. Interest expense totaled $6.2 million and $7.9 million for the years ended December 31, 2000 and 1999, respectively.

NOTE 8 -- WHOLE LOAN SALE

     For the year ended December 31, 2000, we sold $1.4 billion of contracts to Westcorp in a whole loan sale. We continue to service the contracts pursuant to a servicing agreement. We recorded a cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities of $6.0 million on this transaction.

                       WFS FINANCIAL INC AND SUBSIDIARIES

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

     Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more were as follows:

                                                         DECEMBER 31,
                                                             2000
                                                    ----------------------
                                                    (DOLLARS IN THOUSANDS)
2001..............................................         $ 4,198
2002..............................................           3,395
2003..............................................           3,339
2004..............................................           2,857
2005..............................................           1,469
Thereafter........................................              28
                                                           -------
                                                           $15,286
                                                           =======

     In certain cases, these agreements include various renewal options and contingent rental agreements. Rental expense for premises and equipment totaled $4.8 million, $5.1 million and $7.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     We have pledged certain automobile contracts in amounts totaling $317 million and $365 million as of December 31, 2000 and 1999, respectively, relative to amounts held on behalf of trustee.

     We or our subsidiaries are involved as parties to certain legal proceedings incidental to our businesses, including consumer class action lawsuits pertaining to our automobile finance activities. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

NOTE 10 -- SERVICING INCOME

     Servicing income consisted of the following components:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
                                                          (DOLLARS IN THOUSANDS)
Retained interest income, net of RISA
  amortization......................................  $ 51,429    $ 47,812    $ 1,961
Contractual servicing income........................    57,718      46,847     37,180
Other fee income....................................    61,772      46,121     36,969
                                                      --------    --------    -------
Total servicing income..............................  $170,919    $140,780    $76,110
                                                      ========    ========    =======

     According to the terms of each securitization transaction, contractual servicing income is earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. Other fee income consists primarily of documentation fees, late charges, deferment fees and other additional servicing fees.

NOTE 11 -- EMPLOYEE STOCK OWNERSHIP AND SALARY SAVINGS PLAN

     We participate in the Westcorp Employee Stock Ownership and Salary Savings Plan, also known as the Plan, which covers essentially all full-time associates who have completed six months of service. Contributions to the Plan are discretionary and determined by the Board of Directors of Westcorp within limits set forth under the Employee Retirement Income Security Act of 1974. Contributions to the Plan are fully expensed in the year in which the contributions are made.

     Westcorp contributes to the Plan annually for all Westcorp associates. Amounts paid were $8.0 million, $7.0 million and $0.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                       WFS FINANCIAL INC AND SUBSIDIARIES

NOTE 12 -- STOCK OPTIONS

     In 1996, we reserved 550,000 shares of common stock for future issuance to certain associates under an incentive stock option plan, also known as the Stock Options Plan. In 1997, we reserved an additional 550,000 shares of common stock for future issuance under the Stock Options Plan. There were 497,227 shares available for future grants at December 31, 2000. The options may be exercised within five to seven years after the date of grant. The weighted average life of the options at December 31, 2000 was 4.6 years and the exercise price of the options outstanding at December 31, 2000 ranged from $6.94 to $18.00 per share.

     At December 31, 1998 all stock options were anti-dilutive under the plan. In October 1998, we canceled 624,539 of existing options as part of a voluntary stock option exchange program. All option holders taking part in this program forfeited their existing options and were issued a proportionately smaller number of new options based upon a reduced exercise price. Stock option activity is summarized as follows:

                                                                WEIGHTED AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                    --------    ----------------
Outstanding at January 1, 1998....................   754,882         $15.83
  Granted.........................................   326,052           7.32
  Exercised.......................................
  Canceled........................................  (762,985)         15.53
                                                    --------         ------
Outstanding at December 31, 1998..................   317,949           8.14
  Granted.........................................
  Exercised.......................................   (63,345)          7.02
  Canceled........................................   (35,636)         14.18
                                                    --------         ------
Outstanding at December 31, 1999..................   218,968           7.47
  Granted.........................................
  Exercised.......................................   (24,881)          6.94
  Canceled........................................   (10,739)         13.74
                                                    --------         ------
Outstanding at December 31, 2000..................   183,348         $ 7.18
                                                    ========         ======

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

     The fair value of options outstanding was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            2000        1999        1998
                                                          --------    --------    --------
Risk-free interest rate.................................      4.8%        6.6%        4.7%
Volatility factor.......................................     0.59        0.59        0.53
Expected option life....................................  7 years     7 years     7 years

     There were no options granted for the years ended December 31, 2000 and 1999. The fair value of the options granted for the year ended December 31, 1998 was $4.80.

     We elected to follow AICPA Accounting Principles Board Opinion 25, also known as APB No. 25, and related Interpretations in accounting for our employee stock options. Under APB No. 25, the exercise price of

                       WFS FINANCIAL INC AND SUBSIDIARIES
our employee stock options equals the market price of the underlying stock on the date of grant and, therefore, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. Pro forma net income (loss) and earnings (loss) per diluted share for the respective periods were as follows:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2000        1999        1998
                                                       --------    --------    ---------
                                                         (DOLLARS IN THOUSANDS, EXCEPT
                                                              PER SHARE AMOUNTS)
Pro forma net income (loss)..........................  $66,270     $49,253     $(16,636)
Per diluted share....................................  $  2.34     $  1.91     $  (0.65)

     The impact of applying SFAS No. 123 for the years ended December 31, 2000, 1999, and 1998 is not material to our financial statements.

NOTE 13 -- DIVIDENDS

     We have not declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. We are not currently under any regulatory or contractual limitations on our ability to declare or pay dividends.

NOTE 14 -- RESTRUCTURING

     In 1998, we completed a restructuring plan. A total of 400 positions, or 20% of our work force, were eliminated and 96 offices were closed. The total pre-tax restructuring charge in 1998 for the completed plan was $15.0 million.

NOTE 15 -- INCOME TAXES

     Income tax expense (benefit) consisted of the following:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
CURRENT:
  Federal..........................................  $ 50,449    $ 37,629    $ (5,427)
  State franchise..................................    13,377       8,536        (888)
                                                     --------    --------    --------
                                                       63,826      46,165      (6,315)
DEFERRED:
  Federal..........................................   (15,441)    (11,185)     (3,517)
  State franchise..................................    (4,169)        600      (2,263)
                                                     --------    --------    --------
                                                      (19,610)    (10,585)     (5,780)
                                                     --------    --------    --------
                                                     $ 44,216    $ 35,580    $(12,095)
                                                     ========    ========    ========

                       WFS FINANCIAL INC AND SUBSIDIARIES

     A reconciliation of total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2000        1999        1998
                                                       --------    --------    ---------
                                                            (DOLLARS IN THOUSANDS)
Tax at statutory rate................................  $38,706     $29,734     $(10,032)
State tax (net of federal tax benefit)...............    5,985       5,938       (2,048)
Other................................................     (475)        (92)         (15)
                                                       -------     -------     --------
                                                       $44,216     $35,580     $(12,095)
                                                       =======     =======     ========

     Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Amounts previously reported as current and deferred income tax expense have been reclassified. Such changes to the components of the expense occur because all tax alternatives available to us are not known for a number of months subsequent to year end.

     Significant components of our deferred tax liabilities and assets were as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
DEFERRED TAX ASSETS:
Reserves for credit losses.............................  $ 28,574     $ 15,987
State tax deferred benefit.............................     5,842        5,231
Other assets...........................................     2,535        2,026
                                                         --------     --------
          Total deferred tax assets....................    36,951       23,244

DEFERRED TAX LIABILITIES:
Accelerated depreciation for tax purposes..............      (293)         514
Asset securitization income recognized for book
  purposes.............................................   (23,965)     (32,116)
Other liabilities......................................    (8,161)      (6,297)
                                                         --------     --------
          Total deferred tax liabilities...............   (32,419)     (37,899)
                                                         --------     --------
          Net deferred tax assets (liabilities)........  $  4,532     $(14,655)
                                                         ========     ========

                       WFS FINANCIAL INC AND SUBSIDIARIES

NOTE 16 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of our financial instruments were as follows:

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                                      2000                        1999
                                            ------------------------    ------------------------
                                             CARRYING        FAIR        CARRYING        FAIR
                                             AMOUNTS        VALUE        AMOUNTS        VALUE
                                            ----------    ----------    ----------    ----------
                                                           (DOLLARS IN THOUSANDS)
FINANCIAL ASSETS:
Short-term investments -- parent..........  $   25,296    $   25,296    $    7,120    $    7,120
Investment securities available for
  sale....................................       6,517         6,525         7,829         7,829
Contracts receivable......................   3,049,475     3,315,061     1,495,717     1,617,108
Retained interest in securitized assets...     111,558       111,558       167,277       167,277
Financial instrument agreements held for
  purposes other than trading:
     Forward agreements...................                                                10,872
     Euro-dollar swap agreements..........                    (7,773)

FINANCIAL LIABILITIES:
Note payable -- parent....................     146,219       148,671       178,908       165,190
Notes payable on automobile secured
  financing...............................   2,249,363     2,312,693       461,104       454,187
Secured lines of credit...................     235,984       236,797       551,189       551,189
Amounts held on behalf of trustee.........     590,715       590,715       687,274       687,274

NOTE 17 -- FINANCIAL INSTRUMENT AGREEMENTS

     To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we have entered into financial instrument agreements. Euro-dollar swap agreements totaled $795 million at December 31, 2000. There were no forward agreements outstanding at December 31, 2000. Forward agreements totaled $1.6 billion at December 31, 1999.

     Notional amounts do not represent amounts exchanged with other parties and, thus are not a measure of our exposure to loss through our use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

     Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts if the securitization transaction is treated as a sale or amortized on a level yield basis over the duration of the securities issued if the transaction is treated as a secured financing. We use the Bank or highly rated counterparties and further reduce our risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value.

                       WFS FINANCIAL INC AND SUBSIDIARIES

NOTE 18 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                   2000              1999              1998
                                              --------------    --------------    --------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC:
Net income (loss)...........................   $    66,372       $    49,375       $   (16,567)
Average basic common shares outstanding.....    28,178,151        25,732,089        25,708,611
Net income (loss) per common
  share -- basic............................   $      2.36       $      1.92       $     (0.64)

DILUTED:
Net income (loss)...........................   $    66,372       $    49,375       $   (16,567)
Average basic common shares outstanding.....    28,178,151        25,732,089        25,708,611
Stock option adjustment.....................   $   105,584       $   110,559
Average diluted common shares outstanding...    28,283,735        25,842,648        25,708,611
Net income (loss) per common
  share -- diluted..........................   $      2.35       $      1.91       $     (0.64)

     Options to purchase 6,600 and 317,949 shares of common stock at prices ranging from $6.94 to $18.00 per share were outstanding at December 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 19 -- SUBSEQUENT EVENT - (UNAUDITED)

     On March 2, 2001, we filed a registration statement with the Securities and Exchange Commission, also known as the SEC, to provide our shareholders an exclusive opportunity to purchase additional shares of stock through a rights offering. The registration statement for this offering has not yet become effective. The number of shares to be offered and the price per share has not yet been determined. Our board of directors will make this determination immediately prior to the time at which the registration statement becomes effective. The board of directors of the Bank has informed us that they intend to exercise the Bank's basic subscription right and expect to exercise its oversubscription right as part of this offering. We expect that this transaction will provide us with approximately $100 million in new capital.

     On February 2, 2001, we completed the issuance of $1.0 billion of notes secured by automobile contracts.

                       WFS FINANCIAL INC AND SUBSIDIARIES

NOTE 20 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the periods ended December 31, 2000 and 1999. Certain quarterly amounts have been adjusted to conform with the year-end presentation.

                                                            FOR THE THREE MONTHS ENDED
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
Interest income...............................  $61,025     $76,289      $80,609         $96,197
Interest expense..............................   23,728      31,435       34,068          41,111
Net interest income...........................   37,297      44,854       46,541          55,086
Provision for credit losses...................   11,677      14,857       21,359          21,069
Income before income tax......................   25,350      26,906       29,488          28,844
Income tax....................................   10,584      10,759       12,180          10,693
Net income....................................   14,766      16,147       17,308          18,151
Net income per common share -- basic..........     0.54        0.58         0.62            0.64
Net income per common share -- diluted........     0.54        0.58         0.61            0.64

1999
Interest income...............................  $23,744     $38,507      $34,324         $43,951
Interest expense..............................    6,087      11,073        8,873          15,264
Net interest income...........................   17,657      27,434       25,451          28,687
Provision for credit losses...................   11,198       4,758       15,347           5,275
Income before income tax......................   20,001      21,009       21,990          21,955
Income tax....................................    8,416       8,858        9,278           9,028
Net income....................................   11,585      12,151       12,712          12,927
Net income per common share -- basic..........     0.45        0.47         0.49            0.50
Net income per common share -- diluted........     0.45        0.47         0.49            0.50

                                 EXHIBIT INDEX

EXHIBIT
  NO.                       DESCRIPTION OF EXHIBIT
-------                     ----------------------
 4       Specimen WFS Financial Inc Common Stock Certificate (5)
10.1     Westcorp Incentive Stock Option Plan (2)
10.2     Westcorp Employee Stock Ownership and Salary Savings Plan
         (3)
10.3     Westcorp 1991 Stock Option Plan (4)
10.4     1985 Executive Deferral Plan (1)
10.5     1988 Executive Deferral Plan II (1)
10.6     1992 Executive Deferral Plan III (1)
10.7     Transfer Agreement between WFS Financial Inc and Western
         Financial Bank, F.S.B., dated May 1, 1995 (1)
10.8     Promissory Note of WFS Financial Inc in favor of Western
         Financial Bank, F.S.B., dated May 1, 1995 (1)
10.9     Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank, dated June 15, 1999 (12)
10.9.1   Amendment No. 1, dated as of August 1, 1999, to the
         Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank (12)
10.10    Tax Sharing Agreement between WFS Financial Inc and Western
         Financial Bank, F.S.B., dated January 1, 1994 (1)
10.11    Master Reinvestment Contract between WFS Financial Inc and
         Western Financial Bank, F.S.B., dated May 1, 1995 (1)
10.12    Amendment No. 1, dated as of June 1, 1995, to the Restated
         Master Reinvestment Reimbursement Agreement (11)
10.13    Amended and Restated Master Collateral Assignment Agreement,
         dated as of March 1, 2000 (12)
10.14    Form of WFS Financial Inc Dealer Agreement (5)
10.15    Form of WFS Financial Inc Loan Application (5)
10.16    Westcorp Employee Stock Ownership and Salary Savings Plan
         (7)
10.16.1  Amendment No. 1, dated as of December 1998, to Westcorp
         Employee Stock Ownership and Salary Savings Plan (12)
10.16.2  Amendment No. 2, dated as of January 1, 1999, to Westcorp
         Employee Stock Ownership and Salary Savings Plan (12)
10.16.3  Amendment No. 3, dated as of June 1, 1999, to Westcorp
         Employee Stock Ownership and Salary Savings Plan (12)
10.17    Amended and Restated WFS 1996 Incentive Stock Option Plan,
         dated January 1, 1997 (6)
10.18    Promissory Note of WFS Financial Inc in favor of Western
         Financial Bank, F.S.B., dated August 1, 1997 (11)
10.18.1  Amendment No. 1, dated February 23, 1999, to the Promissory
         Note of WFS Financial Inc in favor of Western Financial Bank
         (11)
10.18.2  Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank (11)
10.19    Investment Agreement between WFS Financial Inc and Western
         Financial Bank, F.S.B., dated January 1, 1996 (11)

EXHIBIT
  NO.                       DESCRIPTION OF EXHIBIT
-------                     ----------------------
10.20    Management Services Agreement between WFS Financial Inc and
         Western Financial Bank, F.S.B., dated January 1, 1997 (11)
10.21    Employment Agreement (8) (9) (10)
21.1     Subsidiaries of WFS Financial Inc
23.1     Consent of Independent Auditors, Ernst & Young LLP

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

 (8) Employment Agreement dated February 27, 1998 between Westcorp and Joy Schaefer (will be provided to the SEC upon request).

 (9) Employment Agreement dated February 27, 1998 between the WFS Financial Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(10) Employment Agreement, dated November 15, 1998 between the WFS Financial Inc, Westcorp and Mark Olson (will be provided to the SEC upon request).

(11) Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(12) Exhibits previously filed with WFS Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amended on January 20, 2000 incorporated by reference under Exhibit Number indicated.