Form 10-K405/A
period 2000-12-31
WFS FINANCIAL INC
filed 2001-04-24
CIK 946343

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                            ------------------------
(MARK ONE)

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

  The number of shares outstanding of the issuer's class of common stock as of
                               February 28, 2001:
                    Common Stock, No Par Value -- 28,460,123

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held May 3, 2001 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       WFS FINANCIAL INC AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I
Item 1.    Business....................................................      1
Item 2.    Properties..................................................     16
Item 3.    Legal Proceedings...........................................     16
Item 4.    Submission of Matters to a Vote of Security Holders.........     16

                                    PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................     17
Item 6.    Selected Financial Data.....................................     18
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     20
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...     38
Item 8.    Financial Statements and Supplementary Data.................     39
Item 9.    Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure..................................     39

                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........     40
Item 11.   Executive Compensation......................................     40
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     40
Item 13.   Certain Relationships and Related Transactions..............     40

                                    PART IV
Item 14.   Financial Statement Schedules, Exhibits and Reports on Form
             8-K.......................................................     40

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

  WHOLE LOAN SALE

     In August 2000, we sold $1.4 billion of automobile contracts to Westcorp in a whole loan sale. In this transaction, we received cash for the amount of the principal outstanding on the contracts plus a premium of $41.2 million. This premium was recorded as a cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities. These contracts were subsequently securitized by Westcorp and continue to be serviced by us under the terms of the transaction.

  TAX SHARING AGREEMENT

     We and our subsidiaries, WFAL, WFAL2 and WFS Investments, Inc., also known as WFSII, WFS Funding, also known as WFSFI, and WFS Receivables Corporation, also known as WFSRC are parties to a tax sharing agreement with Westcorp, the Bank and other subsidiaries of Westcorp, pursuant to which a consolidated federal tax return is filed for all of the parties to the agreement. Under the agreement, the tax due by the group is allocated to each member based upon the relative percentage of each member's taxable income to that of all members. Each member pays Westcorp its estimated share of that tax liability when otherwise due, but in no event may the amount paid exceed the amount of tax that would have been due if a member were to file a separate return. A similar process is used with respect to state income taxes for those states which permit the filing of a consolidated or combined return. Tax liabilities to states that require the filing of separate tax returns for each company are paid by each company. The term of the tax sharing agreement commenced on the first day of the consolidated return year beginning January 1, 1994 and continues in effect until the parties to the tax sharing agreement agree in writing to terminate it. See "Consolidated Financial Statements -- Note 16 -- Income Taxes".

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

     You are cautioned not to place undue reliance on our forward-looking statements. You should carefully review the factors referred to above and other documents we file from time to time with the Securities and Exchange Commission, including our quarterly reports on Form 10-Q and our annual reports on Form 10-K.

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

     Our securitization structure includes a provision that provides us with the right to repurchase automobile contracts at our option. The percentage of automobile contracts that we could repurchase was increased from 10% to 20%, which provides us with greater flexibility in providing long-term financing for our automobile contracts given market conditions relative to interest rates.

     Another benefit provided by this structural change is the requirement that we treat such transactions as secured financings rather than sales. Our decision to change the structure was based upon our business philosophy that we approach our business as a portfolio lender rather than as a seller of automobile contracts. Not only does this change provide greater flexibility in managing our cost of funds, we believe that a portfolio basis presentation provides a better understanding of our business and the inherent risks associated with such transactions.

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
                                                         =====                            =====                            =====

     The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

                                           2000 COMPARED TO 1999(1)       1999 COMPARED TO 1998(1)
                                        ------------------------------   ---------------------------
                                         VOLUME      RATE      TOTAL     VOLUME     RATE      TOTAL
                                        --------   --------   --------   -------   -------   -------
                                                           (DOLLARS IN THOUSANDS)
Interest income:
  Automobile contracts................  $183,715   $(10,594)  $173,121   $51,596   $(1,212)  $50,384
  Investment securities...............      (188)       661        473       861      (477)      384
                                        --------   --------   --------   -------   -------   -------
          Total interest earning
            assets....................  $183,527   $ (9,933)  $173,594   $52,457   $(1,689)  $50,768
                                        ========   ========   ========   =======   =======   =======
Interest expense:
  Secured lines of credit.............  $ 16,271   $  6,426   $ 22,697   $ 8,266   $(3,639)  $ 4,627
  Notes payable -- parent.............    (1,507)     1,029       (478)      (74)    1,111     1,037
  Notes payable on automobile secured
     financing........................    68,919     (2,093)    66,826    10,853              10,853
                                        --------   --------   --------   -------   -------   -------
          Total interest bearing
            liabilities...............  $ 83,683   $  5,362   $ 89,045   $19,045   $(2,528)  $16,517
                                        ========   ========   ========   =======   =======   =======
Net change in net interest income.....                        $ 84,549                       $34,251
                                                              ========                       =======

---------------
(1)In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances. If there is no balance in the previous year, the total change is allocated to volume.

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

     Retained interest income was $51.4 million, $47.8 million and $2.0 million in 2000, 1999 and 1998, respectively. Retained interest income is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio. The increase in retained interest income is primarily the result of lower amortization of the RISA due to lower credit losses. Net chargeoffs on the sold portfolio decreased to $76 million in 2000 from $92 million in 1999 and $127 million in 1998. The increase in retained interest income due to decreases in credit losses was offset by a decrease in the average excess spread on the contracts sold and a decrease in the size of the sold portfolio. The contracts sold in 2000 had a weighted average gross interest rate spread of 7.38% compared with 8.34% and 8.64% for contracts sold in 1999 and 1998, respectively.

The average balance of the sold portfolio, excluding the loans sold in the whole loan sale on which we do not recognize retained interest income, was $3.4 billion in 2000 compared with $4.0 billion in 1999 and $3.5 billion in 1998.

     According to the terms of each securitization transaction, contractual servicing income is generally earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. For accounting purposes, this income is only recognized on contracts sold through securitization transactions treated as sales. The increase in contractual servicing income to $57.7 million in 2000 from $46.8 million in 1999 is due to the increase in the contractual servicing rate on our newer securitization transactions, while the average balance of the sold portfolio remained at $4.0 billion in 2000. Other fee income consists primarily of documentation fees, late charges and deferment fees on our serviced portfolio, including contracts securitized in transactions accounted for as sales and secured financings, as well as contracts sold in whole loan sales and contracts not securitized. The increase in other fee income is due to the growth in our average serviced portfolio to $6.1 billion in 2000 from $4.8 billion in 1999 and $4.0 billion in 1998.

     We expect securitization transactions in the foreseeable future to be structured and accounted for as secured financings or whole loan sales. Gain on sale, retained interest income and contractual servicing income are not recognized on securitization transactions accounted for as secured financings. Therefore, we expect such income will not be recognized on our future securitization transactions. Retained interest income and contractual servicing income will continue to be recognized on existing securitization transactions accounted for as sales and will decline as the balance of those pools decreases. Even as these amounts decrease, we expect net interest income will increase as we retain automobile contracts on our balance sheet. Contractual servicing income will continue to be recognized on any whole loan sales for which we continue to service the contracts.

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

     Contract sales and securitizations totaled $4.6 billion in 2000 compared with $2.5 billion in 1999. Of the $4.6 billion securitized in 2000, $2.5 billion was treated as secured financing and $2.1 billion was treated as sales for accounting purposes. The $2.1 billion treated as sales includes the $1.4 billion whole loan sale discussed above. On the remaining $0.7 billion sold in 2000, we recorded a non-cash gain of $7.7 million compared with non-cash gains of $55.0 million and $25.4 million in 1999 and 1998, respectively. The decrease in non-cash gains recognized in 2000 as a percentage of the amount of contracts sold compared with 1999 is primarily due to a decrease in the average gross interest rate spread on such transactions from 8.34% in 1999 to 7.38% in 2000. Total cash and non-cash gain on sale of contracts in 2000 represented only 3.7% of total revenues compared with 19% in 1999 and 15% in 1998.

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

     The provision for credit losses totaled $69.0 million in 2000 compared with $36.6 million in 1999 and $15.1 million in 1998. The increase in provision for credit losses in 2000 was the result of a higher level of automobile contracts held on balance sheet as our securitization transactions in 2000 were predominately accounted for as secured financings. Of the total $69.0 million reported in provision for credit losses in 2000, $34.3 million was for chargeoffs incurred during the period and $37.6 million represented the increase in the amount of contracts held on the balance sheet. This amount was offset by a $2.9 million reduction due to the lower level of allowance held for contracts due to improving asset quality. The increase in provision for credit losses in 1999 was the result of an increase in the amount of reserves held on automobile contracts available for sale as $500 million of such contracts were used as collateral for the issuance of notes to a conduit facility in a transaction treated as a secured financing. In addition, another $540 million of contracts available for sale were expected to be placed in a securitization transaction in the first quarter of 2000 that would also be accounted for as a secured financing and, therefore, the contracts would remain on our balance sheet and higher levels of reserves would be required for probable losses that could be reasonably estimated. See "Allowance for Credit Losses".

  OPERATING EXPENSES

     Operating expenses totaled $189 million in 2000, $174 million in 1999 and $165 million in 1998. Operating expenses as a percentage of average serviced contracts declined to 3.1% in 2000 compared with 3.6% in 1999 and 4.1% in 1998 as the result of the completion of our restructuring program in 1999, as well as other operating efficiencies achieved. Operating expenses as a percentage of total revenues were 51% in 2000 compared with 59% in 1999 and 99% in 1998.

     The efficiencies realized include increasing the conversion ratios on contracts purchased through dealer education, the automation of the loan application and underwriting system, the centralization of data entry and verification processes, and the implementation of proprietary credit scorecards and electronic funds transfers for our dealers. Operating efficiencies also include the implementation of automated dialers, the centralization and upgrade of payment processing and asset recovery processes, the upgrading of toll free lines for customer service and interactive voice response technology, direct debit for our borrowers, imaging for record retention and retrieval, and the implementation of a new behavioral scoring collection system.

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

  RESTRUCTURING CHARGE

     In 1998, we incurred a one-time charge of $15.0 million relating to the streamlining and automation of our automobile lending operations. Restructuring related costs included $1.8 million for employee severance and $13.2 million for lease termination fees and the write-off of disposed assets. As part of this restructuring, we merged our prime and non-prime automobile lending operations and offices, changed our purchasing strategy to emphasize prime contracts, eliminated unprofitable dealer relationships, implemented new underwriting and servicing technology, closed 96 underperforming offices and reduced our number of associates by approximately 20%.

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

  PRO FORMA PORTFOLIO BASIS STATEMENTS OF OPERATIONS

     The following pro forma portfolio basis statements of operations present our results under the assumption that the whole loan sale in 2000 and all our securitization transactions are treated as secured financings rather than as sales and, therefore, provide a method by which to gauge our year to year performance. We believe that such a presentation is an important performance measure of our operations, particularly considering that our more recent securitization transactions are accounted for as secured financings. If treated as financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the contracts in the trusts and the related financing costs are reflected over the life of the underlying pool of contracts. We refer to these pro forma results as "portfolio basis" statements of operations since the contracts would have remained in our on balance sheet contract portfolio if we accounted for the transactions as financings. The growth in our portfolio basis earnings reflects the growth in our serviced contract portfolio to $6.8 billion in 2000 from $5.4 billion in 1999 and $4.4 billion in 1998. We monitor the periodic portfolio basis earnings of our serviced contract portfolio and believe these portfolio basis statements assist in better understanding our business.

     The following tables presents the portfolio basis statements of operations, portfolio basis yields and reconciliation to net income (loss) as reflected in our Consolidated Statements of Operations.

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

     At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of the RISA to immediate 10% and 20% adverse changes in assumed economics were as follows:

                                                              DECEMBER 31, 2000
                                                              -----------------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Fair value of the RISA......................................        $111,558

ABS prepayment speed (monthly rate).........................            1.5%
Fair value after 10% adverse change.........................        $107,843
Fair value after 20% adverse change.........................        $103,574

Cumulative net credit losses (pool life rate)...............     6.1% - 7.6%
Fair value after 10% adverse change.........................        $103,880
Fair value after 20% adverse change.........................        $ 95,925

Discount rate (annual rate).................................          10.16%
Fair value after 10% adverse change.........................        $110,963
Fair value after 20% adverse change.........................        $109,810

     The following table sets forth the components of the RISA:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     2000        1999         1998
                                                   --------    ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Balance at the beginning of period...............  $167,277    $ 171,230    $ 181,177
Additions........................................    19,240      111,767       91,914
Amortization.....................................   (75,958)    (111,752)    (103,610)
Change in unrealized gain/loss on RISA(1)........       999       (3,968)       1,749
                                                   --------    ---------    ---------
Balance at end of period(2)......................  $111,558    $ 167,277    $ 171,230
                                                   ========    =========    =========

---------------
(1)The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are permanent in nature and impact the value of the RISA. Such permanent differences are immediately recognized in income as a component of retained interest income.

(2)There are no restrictions on the RISA.

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

     The following table summarizes certain cash flows received from and paid to securitization trusts on securitization transactions treated as sales and on whole loan sales:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    2000          1999          1998
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Proceeds from new securitizations..............  $2,050,000    $2,500,000    $1,885,000
Excess cash flows from trust...................     127,294       159,564        99,107
Servicing fees received........................      57,718        46,847        37,180
Servicing advances.............................      37,460        56,332        50,549
Repayments on servicing advances...............      51,182        64,160        57,574

     The balance of contracts 30 days or more delinquent included in such securitization trusts totaled $146 million and $128 million at December 31, 2000 and 1999, respectively. Net chargeoffs for these securitization trusts totaled $82 million, $92 million and $127 million for 2000, 1999 and 1998, respectively.

  ASSET QUALITY

     Overview

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
                                                 ==========    ==========    ==========

     The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:

                     CUMULATIVE STATIC POOL LOSS CURVES(1)
                              AT DECEMBER 31, 2000

        PERIOD(2)          1996-B   1996-C   1996-D   1997-A   1997-B   1997-C   1997-D   1998-A   1998-B   1998-C   1999-A
        ---------          ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
    1....................  0.01%    0.00%    0.02%    0.00%    0.00%    0.00%    0.00%    0.00%    0.00%    0.00%    0.00%
    2....................  0.09%    0.09%    0.10%    0.08%    0.06%    0.05%    0.05%    0.04%    0.02%    0.04%    0.04%
    3....................  0.20%    0.22%    0.24%    0.20%    0.15%    0.12%    0.14%    0.11%    0.08%    0.11%    0.11%
    4....................  0.35%    0.52%    0.44%    0.36%    0.33%    0.29%    0.31%    0.25%    0.18%    0.23%    0.20%
    5....................  0.61%    0.74%    0.71%    0.62%    0.56%    0.46%    0.56%    0.44%    0.38%    0.39%    0.33%
    6....................  0.88%    0.98%    0.93%    0.85%    0.77%    0.67%    0.75%    0.66%    0.59%    0.50%    0.46%
    7....................  1.14%    1.27%    1.16%    1.12%    1.10%    0.93%    0.99%    0.95%    0.83%    0.61%    0.62%
    8....................  1.42%    1.52%    1.43%    1.45%    1.40%    1.16%    1.24%    1.23%    1.03%    0.75%    0.76%
    9....................  1.67%    1.77%    1.72%    1.70%    1.70%    1.37%    1.47%    1.50%    1.21%    0.86%    0.92%
   10....................  1.91%    1.98%    2.03%    2.02%    2.00%    1.66%    1.75%    1.79%    1.40%    1.00%    1.11%
   11....................  2.18%    2.21%    2.34%    2.32%    2.22%    1.94%    2.06%    2.03%    1.53%    1.17%    1.30%
   12....................  2.38%    2.49%    2.62%    2.61%    2.43%    2.16%    2.35%    2.21%    1.62%    1.32%    1.47%
   13....................  2.58%    2.73%    2.97%    2.92%    2.66%    2.40%    2.63%    2.39%    1.74%    1.48%    1.61%
   14....................  2.79%    2.99%    3.27%    3.14%    2.91%    2.65%    2.86%    2.49%    1.84%    1.66%    1.73%
   15....................  2.95%    3.21%    3.53%    3.30%    3.15%    2.90%    3.05%    2.60%    1.96%    1.79%    1.81%
   16....................  3.14%    3.47%    3.79%    3.55%    3.47%    3.15%    3.19%    2.72%    2.10%    1.91%    1.89%
   17....................  3.38%    3.70%    4.02%    3.77%    3.77%    3.36%    3.32%    2.85%    2.22%    2.01%    2.00%
   18....................  3.55%    3.94%    4.19%    3.94%    3.97%    3.55%    3.42%    2.98%    2.40%    2.07%    2.10%
   19....................  3.80%    4.18%    4.43%    4.21%    4.20%    3.70%    3.50%    3.11%    2.55%    2.11%    2.24%
   20....................  3.98%    4.36%    4.65%    4.40%    4.39%    3.81%    3.60%    3.25%    2.69%    2.17%    2.35%
   21....................  4.14%    4.53%    4.80%    4.59%    4.53%    3.91%    3.69%    3.35%    2.79%    2.24%    2.46%
   22....................  4.31%    4.67%    5.07%    4.81%    4.67%    4.00%    3.81%    3.48%    2.85%    2.34%    2.55%
   23....................  4.46%    4.84%    5.27%    5.00%    4.75%    4.11%    3.96%    3.62%    2.89%    2.43%    2.63%
   24....................  4.58%    5.01%    5.47%    5.14%    4.81%    4.21%    4.10%    3.70%    2.92%    2.52%
   25....................  4.74%    5.17%    5.65%    5.24%    4.88%    4.30%    4.23%    3.75%    2.97%    2.62%
   26....................  4.87%    5.34%    5.80%    5.33%    4.94%    4.44%    4.34%    3.80%    3.04%    2.71%
   27....................  4.98%    5.50%    5.91%    5.39%    5.04%    4.56%    4.44%    3.87%    3.13%
   28....................  5.11%    5.67%    5.98%    5.44%    5.11%    4.66%    4.51%    3.92%    3.18%
   29....................  5.21%    5.78%    6.06%    5.50%    5.21%    4.77%    4.54%    3.98%    3.24%
   30....................  5.31%    5.89%    6.12%    5.56%    5.31%    4.79%    4.56%    4.06%    3.32%
   31....................  5.42%    5.98%    6.17%    5.65%    5.40%    4.83%    4.57%    4.11%    3.38%
   32....................  5.50%    6.02%    6.24%    5.71%    5.48%    4.86%    4.63%    4.17%
   33....................  5.55%    6.06%    6.29%    5.79%    5.52%    4.88%    4.67%    4.22%
   34....................  5.58%    6.11%    6.34%    5.85%    5.54%    4.90%    4.71%    4.27%
   35....................  5.60%    6.14%    6.39%    5.89%    5.56%    4.92%    4.76%
   36....................  5.62%    6.16%    6.44%    5.93%    5.58%    4.98%    4.80%
   37....................  5.65%    6.17%    6.47%    5.96%    5.61%    5.01%    4.84%
   38....................  5.68%    6.22%    6.53%    5.98%    5.64%    5.06%
   39....................  5.70%    6.27%    6.56%    6.01%    5.66%    5.10%
   40....................  5.71%    6.30%    6.58%    6.01%    5.67%    5.14%
   41....................  5.74%    6.34%    6.58%    6.02%    5.69%
   42....................  5.76%    6.35%    6.59%    6.04%    5.71%
   43....................  5.77%    6.37%    6.60%    6.06%    5.72%
   44....................  5.79%    6.37%    6.60%    6.07%
   45....................  5.79%    6.36%    6.61%    6.08%
   46....................  5.79%    6.36%    6.62%    6.10%
   47....................  5.78%    6.36%    6.63%
   48....................  5.78%    6.36%    6.63%
   49....................  5.77%    6.36%    6.64%
   50....................  5.75%    6.37%
   51....................  5.75%    6.37%
   52....................  5.74%    6.37%
   53....................  5.75%
   54....................  5.74%
   55....................  5.75%
Prime Mix(3).............   58%      55%      51%      54%      55%      53%      49%      57%      67%      70%      70%

        PERIOD(2)          1999-B   1999-C   2000-A   2000-B   2000-C(4)   2000-D
        ---------          ------   ------   ------   ------   ---------   ------
    1....................  0.00%    0.00%    0.00%    0.00%      0.00%     0.00%
    2....................  0.04%    0.02%    0.03%    0.02%      0.04%     0.03%
    3....................  0.11%    0.10%    0.10%    0.09%      0.13%
    4....................  0.26%    0.25%    0.20%    0.24%      0.27%
    5....................  0.47%    0.40%    0.36%    0.39%      0.46%
    6....................  0.66%    0.56%    0.55%    0.59%
    7....................  0.87%    0.71%    0.71%    0.78%
    8....................  1.00%    0.86%    0.91%    0.99%
    9....................  1.13%    1.01%    1.10%
   10....................  1.24%    1.14%    1.27%
   11....................  1.35%    1.34%
   12....................  1.44%    1.52%
   13....................  1.58%    1.74%
   14....................  1.74%    1.94%
   15....................  1.85%    2.09%
   16....................  2.03%
   17....................  2.16%
   18....................  2.30%
   19....................
   20....................
   21....................
   22....................
   23....................
   24....................
   25....................
   26....................
   27....................
   28....................
   29....................
   30....................
   31....................
   32....................
   33....................
   34....................
   35....................
   36....................
   37....................
   38....................
   39....................
   40....................
   41....................
   42....................
   43....................
   44....................
   45....................
   46....................
   47....................
   48....................
   49....................
   50....................
   51....................
   52....................
   53....................
   54....................
   55....................
Prime Mix(3).............   70%      67%      69%      69%        68%       70%

---------------
(1)Cumulative static pool losses are equal to the cumulative amount of losses actually recognized up to and including a given month divided by the original principal balance of the securitization transaction.
(2)Represents the number of months since the inception of the securitization transaction.
(3)Represents the original percentage of prime contracts securitized within each pool.
(4)Represents loans sold to Westcorp in a whole loan sale in August 2000 and subsequently securitized by Westcorp. We service these contracts pursuant to an agreement with Westcorp and the securitization trust.

     Allowance for Credit Losses

     Our allowance for credit losses was $71.3 million at December 31, 2000 compared with $36.7 million at December 31, 1999. Management determines the amount of the allowance for credit losses based on a review of various quantitative and qualitative analyses. Quantitative analyses include the review of chargeoff trends by loan program and loan type on an owned and serviced basis; evaluation of cumulative loss curves on both a serviced and sold basis; evaluation of credit loss experience by credit tier and geographic location. Other quantitative analyses include the evaluation of the size of any particular asset group; the concentration of any credit tier; the level of non-performance and the percentage of delinquency.

     Qualitative analyses include trends in chargeoffs over various time periods and at various statistical midpoints and high points; the severity of depreciated values of repossessions; trends in the number of days repossessions are held in inventory; trends in the number of loan modifications; trends in delinquency roll rates; trends in deficiency balance collections both internally and from collection agencies; trends in custom scores and the effectiveness of our custom scores; and trends in the economy generally or in specific geographic locations. Despite these analyses, we recognize that establishing allowance for credit losses is not an exact science and can be highly judgmental in nature.

     The analysis of the adequacy of the allowance for credit losses is not only dependent upon effective quantitative and qualitative analyses, but also effective contract review and asset classification. We classify our assets in accordance with regulatory guidance into five categories: Pass, Special Mention, Substandard, Doubtful and Loss. Based upon our asset classifications, we establish general and specific valuation allowances.

     General valuation allowances are established based on quantitative analysis of our portfolio and other qualitative factors. Specific valuation allowances are established based on analysis of our portfolio that are classified as Loss. General valuation allowances are determined by applying various factors to loan balances that are classified as Pass, Special Mention, Substandard or Doubtful. Specific valuation allowances represent automobile contacts that are classified as Loss. Some assets may be split into more than one asset classification due to fair value or net realizable value calculations. This approach allows for enhanced analysis as it highlights the need for more allowance than would be generally allocated if held in one classification.

     Loss factors are determined by utilizing the quantitative analyses described above, as well as utilizing migration analysis and regulatory guidance. Nevertheless, the allowance for credit losses held by us is our best estimate of probable losses in the portfolio as of the date reported.

     All automobile contracts that are 60 to 90 days delinquent are automatically classified as Special Mention. Any automobile contract that is 90 or more days delinquent is automatically classified as Substandard. Any automobile contract where the borrower has filed for bankruptcy or the vehicle has been repossessed by us and is subject to a redemption period is classified as Substandard, with the difference between the wholesale book value and contract balance classified as Loss.

     Based upon the process described above, we believe that our allowance for credit losses is currently adequate to cover probable losses in our automobile contract portfolio that can be reasonably estimated. No single automobile contract, borrower or series of such contracts comprises a significant portion of the total portfolio. The allowance for credit losses is reduced by net chargeoffs as well as decreases in required allowances due to sales of automobile contracts and by lowering the level of required reserves based upon improved automobile contract performance. The allowance for credit losses is increased by recording amounts to the provision for credit losses.

     The provision for credit losses was $69.0 million, $36.6 million and $15.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. Net chargeoffs were $34.3 million, $11.1 million, and $10.7 million for the same respective periods. The increase in the dollar amount of the allowance for credit losses and provision for credit losses is the result of a greater amount of automobile contracts held on balance sheet. The increase in the percentage of allowance to total automobile contracts at December 31, 1999 is the result of an increase in the amount of reserves on automobile contracts held for sale as $500 million of such contracts were used as collateral for the issuance of notes to a conduit facility in a transaction treated as a secured financing. In addition, another $540 million of contracts held for sale were expected to be placed in a securitization transaction in the first quarter of 2000 that would also be accounted for as a secured financing and, therefore, the contracts would remain on our balance sheet and higher levels of reserves would be required for probable losses that could be reasonably estimated. We applied a reserve factor that would be at a rate not less than our annualized loss experience on automobile contracts on a serviced basis.

     The decrease in the percentage of allowance to total loans at December 31, 2000 is the result of the reduction in the reserve factor used for all consumer loans. This reduction was the result of our analysis of improved overall credit quality of our automobile contract portfolio on both an owned and serviced basis. Credit loss experience for automobile contracts on a serviced basis declined from 2.13% in 1999 to 1.91% in 2000, a 10% reduction. Credit loss experience on a cumulative static pool loss basis also improved. This portends to improvements in credit loss experience on an owned basis as well. Nevertheless, the reserve factor that we applied was at a rate not less than our annualized loss experience of automobile contracts on a serviced basis experienced in 2000. We expect our owned loss experience to ultimately be equivalent to our serviced loss experience as more of our securitization transactions are accounted for as a secured financing and as the average age of our owned portfolio continues to increase.

     The allowance for credit losses as a percentage of owned automobile contracts outstanding totaled 2.3% and 2.5% at December 31, 2000 and 1999, respectively.

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

     Contract Sales and Securitizations

     Since 1985, we have securitized or sold over $20 billion of automobile receivables in 51 public offerings makings us the fourth largest issuer of such securities in the nation as of December 31, 2000. We securitized $4.6 billion of contracts in 2000, including $1.4 billion of contracts sold to Westcorp in a whole loan sale and subsequently securitized by Westcorp, compared with $2.5 billion in 1999 and $1.9 billion in 1998. On February 2, 2001, we completed the issuance of $1.0 billion of notes secured by automobile contracts. We expect to continue to use securitization transactions as part of our liquidity strategy when appropriate market conditions exist.

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

     You are cautioned not to place undue reliance on our forward-looking statements. You should carefully review the factors referred to above and other documents we file from time to time with the Securities and Exchange Commission, including our quarterly reports on Form 10-Q and our annual reports on Form 10-K.

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

(b) REPORT ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 23, 2001                     WFS FINANCIAL INC

                                          By:       /s/ JOY SCHAEFER
                                            ------------------------------------
                                                        Joy Schaefer
                                                Vice Chairman, Director and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                      DATE
                      ---------                                    -----                      ----
                 /s/ ERNEST S. RADY                        Chairman of the Board         April 23, 2001
-----------------------------------------------------
                   Ernest S. Rady

                  /s/ JOY SCHAEFER                      Vice Chairman, Director and      April 23, 2001
-----------------------------------------------------     Chief Executive Officer
                    Joy Schaefer

                 /s/ JAMES R. DOWLAN                              Director               April 23, 2001
-----------------------------------------------------
                   James R. Dowlan

                 /s/ HOWARD C. REESE                              Director               April 23, 2001
-----------------------------------------------------
                   Howard C. Reese

                /s/ STANLEY E. FOSTER                             Director               April 23, 2001
-----------------------------------------------------
                  Stanley E. Foster

                 /s/ BERNARD E. FIPP                              Director               April 23, 2001
-----------------------------------------------------
                   Bernard E. Fipp

                 /s/ DUANE A. NELLES                              Director               April 23, 2001
-----------------------------------------------------
                   Duane A. Nelles

                 /s/ LEE A. WHATCOTT                       Senior Executive Vice         April 23, 2001
-----------------------------------------------------  President (Principal Financial
                   Lee A. Whatcott                      and Accounting Officer) and
                                                          Chief Financial Officer

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

                       WFS FINANCIAL INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
                                                               (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES

Net income (loss)...................................  $    66,372    $    49,375    $   (16,567)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
  Contract held for sale:
     Purchase of contracts..........................                  (3,179,903)    (2,459,638)
     Proceeds from contract sales...................    2,091,231      2,500,000      1,885,000
     Contract payments and payoffs..................                     218,434        106,078
  Provision for credit losses.......................       68,962         36,578         15,146
  Depreciation......................................        8,923          6,901          8,066
  Amortization of retained interest in securitized
     assets.........................................       75,958        111,752        103,610
  Loss (gain) on disposal of assets.................          138            (77)         7,092
  Increase in other assets..........................      (37,453)        (6,469)        (6,855)
  (Decrease) increase in other liabilities..........       (4,613)         4,858          1,724
                                                      -----------    -----------    -----------
  NET CASH USED IN OPERATING ACTIVITIES.............    2,269,518       (258,551)      (356,344)
INVESTING ACTIVITIES
Contracts receivable:
  Purchase of contracts.............................   (4,219,227)      (160,243)      (211,058)
  Contract payments.................................      539,902         11,007          9,102
Increase in retained interest in securitized
  assets............................................      (19,240)      (111,767)       (91,914)
Decrease (increase) in amounts due from trust.......       72,897       (106,290)       (37,609)
Purchase of premises and equipment..................       (7,550)       (18,376)       (20,236)
                                                      -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES........................................   (3,633,218)      (385,669)      (351,715)
FINANCING ACTIVITIES
Proceeds from issuance of common stock..............       38,070            773
Proceeds from notes payable on automobile secured
  financing.........................................    2,480,032        500,000
Payments on notes payable on automobile secured
  financing.........................................     (230,669)       (38,896)
(Payments on) proceeds from notes payable --
  parent............................................      (32,689)        18,908        (15,000)
(Payments on) proceeds from secured lines of
  credit............................................     (776,309)        (3,647)       554,836
(Decrease) increase in amounts held on behalf of
  trustee...........................................      (96,559)       159,182         39,438
                                                      -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES...........    1,381,876        636,320        579,274
                                                      -----------    -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....       18,176         (7,900)      (128,785)
Cash and cash equivalents at beginning of year......        7,120         15,020        143,805
                                                      -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR............  $    25,296    $     7,120    $    15,020
                                                      ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
  Interest..........................................  $   112,071    $    39,067    $    23,322
  Income taxes......................................       63,410         32,607

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

  Securitization Transactions

     Automobile contract asset-backed securitization transactions are treated as either sales or secured financings for accounting purposes depending upon the securitization structure. Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 125 defines the criteria used to evaluate the securitization structure in determining the proper accounting treatment. These criteria pertain to whether or not the transferor has surrendered control over the transferred assets. If a securitization transaction meets all the criteria defined in SFAS No. 125, then the transaction is required to be treated as a sale. If any one of the criteria is not met, then the transaction is required to be treated as a secured financing. Our recent securitization transactions give us the right to repurchase the remaining contracts in the pool once the balance of such contracts is equal to or less than 20% of the original pool balance. With this right, we effectively maintain control over these assets and therefore are required to treat these transactions as secured financings. Our older securitization transactions did not give us this right and, therefore, were required to be treated as sales.

     For securitization transactions treated as sales, we record a non-cash gain equal to the present value of the estimated future cash flows on a cash out basis, net of the write-off of dealer participation and gains or losses on hedges. We determine whether or not we must record a servicing asset or liability by estimating future servicing revenues, including servicing fees, late charges, other ancillary income, and float benefit, less the actual cost to service the loans. In determining the fair value of our retained interest in securitized assets, also known as RISA, we evaluate the cost basis of automobile contracts relative to the fair value of such contracts and the fair value of the RISA recorded. The RISA is capitalized and amortized over the expected life of the underlying contracts. Net interest income and servicing fees earned on these contracts are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee

                       WFS FINANCIAL INC AND SUBSIDIARIES
income. The amortization of the RISA is calculated so as to recognize retained interest income on an effective yield basis. These amounts are reported as servicing income on our Consolidated Statements of Operations.

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

     The excess cash flows generated by securitized contracts are deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, we advance additional monies to initially fund these spread accounts. For securitization transactions treated as sales, amounts due to us held in the spread accounts and servicing income earned by us for which we have not yet received repayment from the trust are reported as amounts due from trust on our Consolidated Statements of Financial Condition. These amounts are valued using the cash out method.

     As servicer of these contracts, we hold and remit funds collected from the borrowers on behalf of the trustee pursuant to reinvestment contracts that we have entered into. For securitization transactions treated as sales, these amounts are reported as amounts held on behalf of trustee on our Consolidated Statements of Financial Condition.

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

                       WFS FINANCIAL INC AND SUBSIDIARIES

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

  Fair Value of Financial Instruments

     Fair value information about financial instruments is reported using quoted market prices for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value of amounts presented does not represent our underlying value. Our financial instruments, including short-term investments and amounts held on behalf of trustee, are accounted for on a historical cost basis which, due to the nature of these financial instruments, approximates fair value. The fair value for contracts receivable is based on quoted market prices of similar contracts sold in conjunction with securitization transactions,

                       WFS FINANCIAL INC AND SUBSIDIARIES
adjusted for differences in contract characteristics. The fair value of retained interest in securitized assets is estimated by discounting estimated cash flows using a current market discount rate. The fair value of forward agreements and Euro-dollar swap agreements is estimated by obtaining market quotes from brokers. The fair value of notes payable is estimated using discounted cash flow analysis based on current borrowing rates for similar instruments.

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

     To protect against potential changes in interest rates affecting interest payments on future securitization transactions to be accounted for as secured financings, we enter into various hedge agreements. As part of the adoption of FASB's new guidance, gains and losses on these agreements will be deferred in other comprehensive income until the completion of the securitization transaction. Once the transaction is complete, this deferred amount will be amortized into earnings over the duration of the secured financing. We adopted FASB's new guidance on January 1, 2001 and recorded a cumulative effect adjustment to other comprehensive income of $4.8 million, net of income tax, which represents the deferred loss on such hedge agreements outstanding at January 1, 2001. However, we do not expect that the adoption of FASB's new guidance for these agreements will have a material effect on our earnings.

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

NOTE 2 -- INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities available for sale are comprised of owner trust certificates retained on securitization transactions treated as sales. The balances of these investment securities were $6.5 million and $7.8 million at December 31, 2000 and 1999, respectively. The book value of these investment securities approximates fair value. As of December 31, 2000, $3.0 million have stated maturity dates of one to five years and $3.5 million have stated maturity dates of five to ten years.

NOTE 3 -- NET CONTRACTS RECEIVABLE

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

NOTE 4 -- ALLOWANCE FOR CREDIT LOSSES

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
                                                     ========    ========    ========

NOTE 5 -- RETAINED INTEREST IN SECURITIZED ASSETS

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

                       WFS FINANCIAL INC AND SUBSIDIARIES

     At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of the RISA to immediate 10% and 20% adverse changes in assumed economics were as follows:

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
                                                              (DOLLARS IN
                                                               THOUSANDS)
Fair value of the RISA......................................      $111,558

Prepayment speed (monthly ABS)..............................           1.5%
Fair value after 10% adverse change.........................      $107,843
Fair value after 20% adverse change.........................      $103,574

Cumulative net credit losses (pool life rate)...............    6.1% - 7.6%
Fair value after 10% adverse change.........................      $103,880
Fair value after 20% adverse change.........................       $95,925

Discount rate (annual rate).................................         10.16%
Fair value after 10% adverse change.........................      $110,963
Fair value after 20% adverse change.........................      $109,810

     The following table sets forth the components of the RISA:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                  -----------------------------------
                                                    2000         1999         1998
                                                  ---------    ---------    ---------
                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of period..................  $ 167,277    $ 171,230    $ 181,177
Additions.......................................     19,240      111,767       91,914
Amortization....................................    (75,958)    (111,752)    (103,610)
Change in unrealized gain/loss on RISA(1).......        999       (3,968)       1,749
                                                  ---------    ---------    ---------
Balance at end of period(2).....................  $ 111,558    $ 167,277    $ 171,230
                                                  =========    =========    =========

---------------
(1)The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are permanent in nature and impact the value of the RISA. Such permanent differences are immediately recognized in income as a component of retained interest income.

(2)There are no restrictions on the RISA.

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

                       WFS FINANCIAL INC AND SUBSIDIARIES

     The following table summarizes certain cash flows received from and paid to securitization trusts on securitization transactions treated as sales and on whole loan sales:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    2000          1999          1998
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Proceeds from new securitizations..............  $2,050,000    $2,500,000    $1,885,000
Excess cash flows from trust...................     127,294       159,564        99,107
Servicing fees received........................      57,718        46,847        37,180
Servicing advances.............................      37,460        56,332        50,549
Repayments on servicing advances...............      51,182        64,160        57,574

     The balance of contracts 30 days or more delinquent included in such securitization trusts totaled $146 million and $128 million at December 31, 2000 and 1999, respectively. Net chargeoffs for these securitization trusts totaled $82 million, $92 million and $127 million for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 6 -- PREMISES AND EQUIPMENT

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

NOTE 7 -- INTERCOMPANY AGREEMENTS

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

                       WFS FINANCIAL INC AND SUBSIDIARIES

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

NOTE 8 -- NOTES PAYABLE ON AUTOMOBILE SECURED FINANCING

     For the year ended December 31, 2000, we issued $2.5 billion of notes secured by automobile contracts. Interest payments on the notes are due quarterly, in arrears, based on the respective note's interest rate. Interest expense on these notes totaled $88.2 million for the year ended December 31, 2000.

     At December 31, 2000, the stated maturities of our notes payable on automobile secured financing and their weighted average interest rates were as follows:

                                                                       WEIGHTED
                                                      (DOLLARS IN       AVERAGE
                                                      THOUSANDS)     INTEREST RATE
                                                      -----------    -------------
2001..............................................    $  194,713         6.72%
2002
2003..............................................       629,300         7.11
2004..............................................       488,446         7.57
2005..............................................       340,136         6.83
Thereafter........................................       596,768         7.42
                                                      ----------         ----
                                                      $2,249,363         7.22%
                                                      ==========         ====

     We enter into Euro-dollar swap agreements in order to hedge our future interest payments on notes payable on automobile secured financings. We settle such financial instruments at the time we close these securitization transactions and receive or pay cash equal to the gain or loss on these instruments. Therefore, the total interest payment cash flows on these notes are adjusted at such time.

     In September 1999, we established a $500 million conduit facility secured by automobile contracts in a private placement. At December 31, 2000, we had no amounts outstanding on the conduit facility compared

                       WFS FINANCIAL INC AND SUBSIDIARIES
with $461 million at December 31, 1999. Interest expense totaled $6.2 million and $7.9 million for the years ended December 31, 2000 and 1999, respectively.

NOTE 9 -- WHOLE LOAN SALE

     For the year ended December 31, 2000, we sold $1.4 billion of contracts to Westcorp in a whole loan sale. We continue to service the contracts pursuant to a servicing agreement. We recorded a cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities of $6.0 million on this transaction.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

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

NOTE 11 -- SERVICING INCOME

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

                       WFS FINANCIAL INC AND SUBSIDIARIES

Contractual servicing income received by us from Westcorp relating to the whole loan sale totaled approximately $6.9 million for the year ended December 31, 2000.

NOTE 12 -- EMPLOYEE STOCK OWNERSHIP AND SALARY SAVINGS PLAN

     We participate in the Westcorp Employee Stock Ownership and Salary Savings Plan, also known as the Plan, which covers essentially all full-time associates who have completed six months of service. Contributions to the Plan are discretionary and determined by the Board of Directors of Westcorp within limits set forth under the Employee Retirement Income Security Act of 1974. Contributions are allocated to the associate's account based upon years of service and annual compensation.

     All shares purchased by the Plan are immediately allocated to associates who participate in the Plan. As of December 31, 2000, the Plan held 1,283,504 shares of Westcorp's common stock. All Plan shares are considered outstanding for purposes of calculating our earnings per share. Compensation expense related to the Plan for Westcorp and its subsidiaries totaled $8.0 million, $7.0 million and $0.8 million in 2000, 1999 and 1998, respectively.

     We participate in the Westcorp's Executive Deferral Plan, also known as the EDP, for a select group of our management or highly compensated associates as determined by Westcorp's Board of Directors. The EDP is designed to allow participants to defer a portion of their compensation on a pre-tax basis and earn tax-deferred interest on these deferrals. The EDP also provides for us to match portions of the amounts contributed by our associates at the discretion of Westcorp's Board of Directors. For the year ended December 31, 2000, expense related to the EDP for Westcorp and its subsidiaries totaled $528 thousand compared with $621 thousand and $855 thousand for the years ended December 31, 1999 and 1998, respectively.

     Westcorp has entered into a Long Term Incentive Plan, also known as the LTIP, with certain key executive officers in which such officers will be entitled to receive a fixed incentive amount provided that Westcorp's tangible net book value per common share as of December 31, 2004 equals or exceeds $28.08, as adjusted at Westcorp's sole discretion, and the executive officer remains continuously employed by Westcorp or its subsidiaries through April 30, 2005. Westcorp expensed $0.9 million in 2000 related to the LTIP.

NOTE 13 -- STOCK OPTIONS

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

     Options outstanding and exercisable at December 31, 2000 were as follows:

                            OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                     ----------------------------------   ----------------------
                                   WEIGHTED    WEIGHTED                 WEIGHTED
                                    AVERAGE    AVERAGE                  AVERAGE
       RANGE OF        NUMBER      REMAINING   EXERCISE     NUMBER      EXERCISE
    EXERCISE PRICES  OUTSTANDING     LIFE       PRICE     EXERCISABLE    PRICE
    ---------------  -----------   ---------   --------   -----------   --------
    $6.00 - 7.00       176,098       4.71       $ 6.94      140,993      $ 6.94
    $13.00 - 14.00       7,250       3.83        13.00        5,125       13.00
    --------------     -------       ----       ------      -------      ------
    $6.00 - 14.00      183,348       4.68       $ 7.18      146,118      $ 7.18
    ==============     =======       ====       ======      =======      ======

                       WFS FINANCIAL INC AND SUBSIDIARIES

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

                       WFS FINANCIAL INC AND SUBSIDIARIES

     We elected to follow AICPA Accounting Principles Board Opinion 25, also known as APB No. 25, and related Interpretations in accounting for our employee stock options. Under APB No. 25, the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant and, therefore, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. Pro forma net income (loss) and earnings
(loss) per diluted share for the respective periods were as follows:

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

NOTE 14 -- DIVIDENDS

     We have not declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. We are not currently under any regulatory or contractual limitations on our ability to declare or pay dividends.

NOTE 15 -- RESTRUCTURING

     In 1998, we completed a restructuring plan. A total of 400 positions, or 20% of our work force, were eliminated and 96 offices were closed. The total pre-tax restructuring charge in 1998 for the completed plan was $15.0 million.

NOTE 16 -- INCOME TAXES

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
                                                         ========     ========

                       WFS FINANCIAL INC AND SUBSIDIARIES

NOTE 17 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 18 -- FINANCIAL INSTRUMENT AGREEMENTS

     We use financial instrument agreements to minimize our exposure to interest rate risk. We enter into Euro-dollar swap agreements and forward agreements to protect against potential changes in interest rates affecting interest payments on future securitization transactions. The market value of these hedge agreements responds inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Euro-dollar swap agreements totaled $795 million at December 31, 2000. There were no forward agreements outstanding at December 31, 2000. Forward agreements totaled $1.6 billion at December 31, 1999.

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

NOTE 19 -- EARNINGS PER SHARE

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

NOTE 20 -- SUBSEQUENT EVENT - (UNAUDITED)

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

                       WFS FINANCIAL INC AND SUBSIDIARIES

NOTE 21 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

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