Form 10-Q
period 2001-03-31
WFS FINANCIAL INC
filed 2001-05-15
CIK 946343

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period ________ to _________

                         COMMISSION FILE NUMBER 33-93068
                         -------------------------------

                                WFS FINANCIAL INC
                           ---------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ] .

As of April 30, 2001 the registrant had 28,466,275 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 25.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                   Page No.
                                                                                   --------
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Statements of Financial Condition at
          March 31, 2001 and December 31, 2000                                         3

          Consolidated Statements of Income for the Three
          Months Ended March 31, 2001 and 2000                                         4

          Consolidated Statements of Changes in Shareholders' Equity
          for the Periods Ended March 31, 2001 and December 31, 2000                   5

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2001 and 2000                                   6

          Notes to Unaudited Consolidated Financial Statements                         7

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                         12

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                           24

 Item 2.  Changes in Securities                                                       24

 Item 3.  Defaults Upon Senior Securities                                             24

 Item 4.  Submission of Matters to a Vote of Security Holders                         24

 Item 5.  Other Information                                                           24

 Item 6.  Exhibits and Reports on Form 8-K                                            24

SIGNATURES                                                                            25




                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS

                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                  MARCH 31,       DECEMBER 31,
                                                                    2001              2000
                                                                -----------       -----------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
 Cash and short-term investments                                $    19,261       $    25,296
 Investment securities available for sale                             6,166             6,517
 Contracts receivable                                             4,001,657         3,049,475
 Allowance for credit losses                                        (77,624)          (71,308)
                                                                -----------       -----------
   Contracts receivable, net                                      3,924,033         2,978,167
 Amounts due from trusts                                            304,121           366,125
 Retained interest in securitized assets                             98,167           111,558
 Premises and equipment, net                                         37,859            36,526
 Accrued interest receivable                                         27,023            23,116
 Other assets                                                        15,496            27,832
                                                                -----------       -----------
          TOTAL ASSETS                                          $ 4,432,126       $ 3,575,137
                                                                ===========       ===========
LIABILITIES
 Secured lines of credit - parent                               $   248,139       $   235,984
 Notes payable on automobile secured financing                    3,080,798         2,249,363
 Notes payable - parent                                             146,219           146,219
 Amounts held on behalf of trustee                                  582,135           590,715
 Other liabilities                                                   47,134            35,651
                                                                -----------       -----------
          TOTAL LIABILITIES                                       4,104,425         3,257,932

SHAREHOLDERS' EQUITY
Common stock, (no par value; authorized 50,000,000 shares;
   issued and outstanding 28,463,426 shares in 2001 and
   28,446,837 shares in 1998 and in 2000)                           112,200           112,070
Paid-in capital                                                       4,337             4,337
Retained earnings                                                   219,830           201,062
Accumulated other comprehensive loss, net of tax                     (8,666)             (264)
                                                                -----------       -----------
          TOTAL SHAREHOLDERS' EQUITY                                327,701           317,205
                                                                -----------       -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 4,432,126       $ 3,575,137
                                                                ===========       ===========


     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                          ----------------------------
                                                             2001             2000
                                                          -----------     ------------
                                                             (DOLLARS IN THOUSANDS,
                                                           EXCEPT SHARE AND PER SHARE
                                                                    AMOUNTS)
REVENUES:
          Interest income                                 $   122,329      $    61,025
          Interest expense                                     56,975           23,728
                                                          -----------      -----------
             Net interest income                               65,354           37,297
          Servicing income                                     36,755           39,690
          Gain on sale of contracts                                              7,719
                                                          -----------      -----------
            TOTAL REVENUES                                    102,109           84,706
EXPENSES:
          Provision for credit losses                          20,068           11,677
          Operating expenses:
            Salaries and associate benefits                    31,277           30,587
            Credit and collections                              6,403            5,410
            Data processing                                     4,224            3,845
            Miscellaneous                                       8,763            7,837
                                                          -----------      -----------
            TOTAL OPERATING EXPENSES                           50,667           47,679
                                                          -----------      -----------
            TOTAL EXPENSES                                     70,735           59,356
                                                          -----------      -----------
INCOME BEFORE INCOME TAX                                       31,374           25,350
          Income tax                                           12,606           10,584
                                                          -----------      -----------
NET INCOME                                                $    18,768      $    14,766
                                                          ===========      ===========
Net income per common share:
          Basic                                           $      0.66      $      0.54
                                                          ===========      ===========
          Diluted                                         $      0.66      $      0.54
                                                          ===========      ===========
Weighed average number of common shares outstanding:
          Basic                                            28,456,296       27,424,479
                                                          ===========      ===========
          Diluted                                          28,562,625       27,547,335
                                                          ===========      ===========


     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                 ACCUMULATED
                                                                                    OTHER
                                                                                COMPREHENSIVE
                                                COMMON   PAID-IN   RETAINED     INCOME (LOSS)
                                    SHARES      STOCK    CAPITAL   EARNINGS      NET OF TAX      TOTAL
                                  ----------   --------  -------   --------     --------------  --------
                                               (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at January 1, 2000        25,771,956   $ 74,010   $4,327   $134,690        $ (839)      $212,188
   Net income                                                        66,372                       66,372
    Unrealized gains on retained
      interest in securitized
      assets, net of tax(1)                                                            575           575
                                                                                                --------
   Comprehensive income                                                                           66,947
   Issuance of common stock        2,674,881     38,060       10                                  38,070
                                  ----------   --------   ------   --------         -------     --------
Balance at December 31, 2000      28,446,837    112,070    4,337    201,062           (264)      317,205
   Net income                                                        18,768                       18,768
   Unrealized gains on retained
      interest in securitized
      assets, net of tax(1)                                                            575           575
   Unrealized losses on cash flow
       hedges, net of tax(2)                                                        (9,459)       (9,459)
   Reclassification adjustment
      for losses on cash flow
      hedges included in net
      income(3)                                                                        482           482
                                                                                                --------
   Comprehensive income                                                                           10,366
   Issuance of common stock           16,589        130                                              130
                                  ----------   --------   ------   --------         -------     --------
Balance at March 31, 2001         28,463,426   $112,200   $4,337   $219,830         $(8,666)    $327,701
                                  ==========   ========   ======   ========         =======     =========

(1) The pre-tax decrease in unrealized losses on retained interest in securitized assets was $1.0 million for the three months ended March 31, 2001 compared with $1.0 million for the period ended December 31, 2000.

(2) The pre-tax increase in unrealized losses on cash flow hedges was $16.0 million for the three months ended March 31, 2001.

(3) The pre-tax amount reclassified into earnings was $0.8 million for the three months ended March 31, 2001.



     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 -----------------------------
                                                                    2001               2000
                                                                 -----------       -----------
                                                                    (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                       $    18,768       $    14,766
Adjustments to reconcile net income to net cash provided by
operating activities:
Contracts held for sale:
    Purchase of contracts                                                             (630,566)
    Proceeds from sale of contracts                                                    660,000
    Contract payments and payoffs                                                       83,033
  Provision for credit losses                                         20,068            11,677
  Depreciation and amortization                                       17,510            24,644
  Decrease (increase) in other assets                                  8,781            (8,574)
  Increase in other liabilities                                       11,084            15,643
                                                                 -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             76,211           170,623

INVESTING ACTIVITIES
Contracts receivable:
    Purchase of contracts                                         (1,182,431)         (339,915)
    Contract payments and payoffs                                    216,521            44,760
(Increase) in retained interest in securitized assets                                  (19,240)
Decrease (increase) in amounts due from trust                         62,004           (36,259)
Purchase of premises and equipment                                    (4,018)           (1,959)
                                                                 -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                               (907,924)         (352,613)

FINANCING ACTIVITIES
Proceeds from secured lines of credit - parent                        12,155            35,076
Proceeds from notes payable on automobile secured financing          998,037           540,000
Payments on notes payable on automobile secured financing           (166,603)         (461,104)
Proceeds from notes payable - parent                                                    (7,006)
(Decrease) increase in amounts held on behalf of trustee              (8,581)           38,508
Other                                                                 (9,330)           37,898
                                                                 -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            825,678           183,372
                                                                 -----------       -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (6,035)            1,382
Cash and cash equivalents at beginning of period                      25,296             7,120
                                                                 -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    19,261       $     8,502
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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the WFS Financial Inc Form 10-K/A. Certain amounts from the 2000 consolidated financial statement amounts have been reclassified to conform to the 2001 presentation.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, also known as SFAS No. 133, which requires all derivatives to be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that are hedges will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments directly through income or recognized through accumulated other comprehensive income (loss) on the balance sheet until the hedged items are recognized in earnings, depending on the nature of the hedges. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings if the derivative is a fair value hedge. The ineffective portion of a derivative's change in fair value for a cash flow hedge will be recognized in comprehensive income on the balance sheet if the hedge is less than 100% effective or in earnings if the hedge is greater than 100% effective.

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we enter into various hedge agreements. From time to time, we enter into these hedge agreements in amounts that correspond to the principal amount of the contracts originated. The market value of these hedge agreements is designed to respond inversely to potential changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. All of our hedge instruments qualify as cash flow hedges under SFAS No. 133. The effective portion of gains and losses on these agreements are deferred in accumulated other comprehensive income (loss) until the completion of the securitization transaction. Once the transaction is complete, this deferred amount is amortized into earnings over the duration of the secured financing. These hedge instruments are settled daily, and therefore, there are no related financial instruments on the Statement of Financial Condition. Credit risk related to these hedge instruments is minimal as these instruments are settled daily.

As part of the adoption of SFAS No. 133, we recorded a cumulative effect adjustment to accumulated other comprehensive income (loss) of $4.8 million, net of tax, which represents the deferred loss on hedge agreements outstanding at January 1, 2001. For the three months ended March 31, 2001, the unrealized loss on cash flow hedges was $9.5 million, net of taxes of $6.5 million. Of the $9.5 million, $3.5 million relates to forecasted secured financing transactions. We amortized $0.5 million into earnings, which is included in interest expense on the Consolidated Statement of Income. We estimate that we will reclassify into earnings during the next twelve months approximately $3.6 million of the unrealized loss on cash flow hedges that was recorded in accumulated other comprehensive income (loss) as of March 31, 2001. Of the $3.6 million, $1.2 million pertains to forecasted secured financing transaction expected to occur in the second quarter of 2001.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 140. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of the statement are effective for fiscal years ending after December 15, 2000 and include additional disclosure requirements and changes related to the recognition and reclassification of collateral. We do not expect SFAS No.140 will have a material effect on our earnings or financial position.

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

 Net contracts receivable consisted of the following:

                                                           MARCH 31,       DECEMBER 31,
                                                             2001              2000
                                                         ------------      -----------
                                                             (DOLLARS IN THOUSANDS)
Contracts                                                $ 4,003,604       $ 3,057,558
Unearned discounts                                           (79,383)          (67,109)
                                                         -----------       -----------
    Net contracts                                          3,924,221         2,990,449
Allowance for credit losses                                  (77,624)          (71,308)
Dealer participation, net of deferred contract fees           77,436            59,026
                                                         -----------       -----------
    Net contracts receivable                             $ 3,924,033       $ 2,978,167
                                                         ===========       ===========

Contracts serviced by us for the benefit of others totaled approximately $3.3 billion at March 31, 2001 and $3.8 billion at December 31, 2000.

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

                                           THREE MONTHS ENDED
                                                MARCH 30,
                                        -----------------------
                                          2001           2000
                                        ---------      --------
                                         (DOLLARS IN THOUSANDS)
Balance at beginning of period          $ 71,308       $ 36,682
Provision for credit losses               20,068         11,677
Charged off contracts                    (19,746)        (8,385)
Write-down of nonperforming assets          (546)
Recoveries                                 6,540          2,839
                                        --------       --------
Balance at end of period                $ 77,624       $ 42,813
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

The following table sets forth the components of the RISA:

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                    -------------------------
                                       2001           2000
                                    ----------      ---------
                                      (DOLLARS IN THOUSANDS)
Balance at beginning of period      $ 111,558       $ 167,277
Additions                                              19,240
Amortization                          (14,366)        (22,235)
Change in unrealized gain/loss
  on RISA(1)                              975             358
                                    ---------       ---------
Balance at end of period(2)         $  98,167       $ 164,640
                                    =========       =========

(1) The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are permanent in nature and impact the value of the RISA. Such permanent differences are immediately recognized in income as a component of retained interest income.

(2) There are no restrictions on the RISA.

The following table presents the estimated future undiscounted cash flows to be received from securitizations treated as sales:

                                                                    MARCH 31,         DECEMBER 31,
                                                                      2001               2000
                                                                   ------------       -----------
                                                                       (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings                           $   190,813        $   235,270
Off balance sheet allowance for credit losses                          (82,473)          (110,339)
Discount to present value                                              (10,173)           (13,373)
                                                                   -----------        -----------
Retained interest in securitized assets                            $    98,167        $   111,558
                                                                   ===========        ===========

Outstanding balance of contracts sold through securitizations      $ 2,164,295        $ 2,608,017
Off balance sheet allowance for losses as a percent of
contracts sold through securitizations                                    3.81%              4.23%

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

NOTE 5 - NOTES PAYABLE ON AUTOMOBILE SECURED FINANCING

For the three months ended March 31, 2001, we issued $1.0 billion of notes secured by automobile contracts. Interest payments on the notes are due quarterly, in arrears, based on the respective note's interest rate. There was $3.1 billion of notes payable on automobile secured financing outstanding at March 31, 2001 compared with $2.2 billion at December 31, 2000. Interest expense totaled $50.9 million for the three months ended March 31, 2001 compared with $9.6 million for the three months ended March 31, 2000. The increase in interest expense is due to treating our recent securitization transactions as secured financings rather than sales.

We entered into swap agreements in order to hedge our future interest payments on notes payable on automobile secured financings. We settled such financial instruments at the time we closed these securitization transactions and received or paid cash equal to the gain or loss on these instruments. Therefore, the total interest payment cash flows on these notes were adjusted at such time.

NOTE 6 - RIGHTS OFFERING

On April 25, 2001, we filed a registration statement with the Securities and Exchange Commission to offer 6,357,805 shares of our stock at $18.25 per share in a rights offering. Shareholders were offered one right for every four and one-half shares held as of April 30, 2001. The rights offering is expected to close on May 25, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the nation's largest independent automobile finance companies with 28 years of experience in the automobile finance industry. We originate, service and securitize new and pre-owned automobile installment contracts which are generated through our relationships with over 8,500 franchised and independent automobile dealers in 43 states. We originated $1.2 billion of automobile contracts during the three months ended March 31, 2001 and serviced a portfolio of $7.2 billion at March 31, 2001.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (net interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $65.4 million and $37.3 million for the three months ended March 31, 2001 and 2000, respectively. The increase in net interest income is the result of us holding a greater percentage of contracts on balance sheet as we utilized the liquidity sources provided by our parent and treating our recent securitization transactions as secured financings.

The following table shows the average rate earned on contracts and the average rate paid on borrowings together with the corresponding net interest rate spread for the periods indicated. The average cost of borrowings represents the average combined rate of the senior note, promissory note, line of credit, and notes payable on automobile secured financings.

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         -----------------
                                         2001        2000
                                         ----        ----
                                       (DOLLARS IN THOUSANDS)
Yield on interest earning assets         13.46%      13.85%
Cost of borrowings                        6.23        6.83
                                         -----       -----
Net interest rate spread                  7.23%       7.02%
                                         =====       =====

The decrease in the yield on interest earning assets and the cost of borrowings is primarily the result of a decreasing interest rate environment.

SERVICING INCOME

The components of servicing income were as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        --------------------
                                                          2001         2000
                                                        -------      -------
                                                       (DOLLARS IN THOUSANDS)
Retained interest income, net of RISA amortization      $ 2,836      $13,316
Contractual servicing income                             11,055       11,682
Other fee income                                         22,864       14,692
                                                        -------      -------
         Total servicing income                         $36,755      $39,690
                                                        =======      =======

The decrease in total servicing income is due to a decrease in retained interest income. Retained interest income totaled $2.8 million and $13.3 million for the three months ended March 31, 2001 and 2000, respectively. For accounting purposes, this income is only recognized on contracts sold through securitization transactions treated as sales. Retained interest income decreased as our recent securitizations are treated as secured financings. Retained interest income on securitization transactions treated as sales is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio.

Contractual servicing income totaled $11.1 million and $11.7 million for the three months ended March 31, 2001 and 2000, respectively. For accounting purposes, contractual servicing income is only recognized on contracts sold through securitization transactions treated as sales. According to the terms of each securitization transaction, contractual servicing income is generally earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. Contractual servicing income decreased as our recent securitizations are treated as secured financings.

Other fee income totaled $22.9 million and $14.7 million for the three months ended March 31, 2001 and 2000, respectively. Other fee income consists primarily of documentation fees, late charges, deferment fees and other additional servicing fee income on our serviced portfolio, including contracts securitized in transactions accounted for as sales and secured financings and contracts not securitized. The increase in other fee income is due to the growth in our average serviced portfolio to $7.0 billion for the three months ended March 31, 2001 compared with $5.5 million for the three months ended March 31, 2000.

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

For the three months ended March 31, 2001, we securitized $1.0 billion of automobile receivables in a transaction treated as a secured financing. For the three months ended March 31, 2000, we securitized $1.2 billion of which $660 million was treated as a sale and $540 million was treated as a secured financing. No gain on sale was recognized for the three months ended March 31, 2001 compared with $7.7 million for the three months ended March 31, 2000.

PROVISION FOR CREDIT LOSSES

We maintain an allowance for credit losses to cover probable losses which can be reasonably estimated for contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on such contracts or by reversing the allowance for credit losses through the provision for credit losses when the amount of contracts held on balance sheet is reduced from securitization transactions treated as sales. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned portfolio which can be reasonably estimated.

The provision for credit losses was $20.1 million for the three months ended March 31, 2001 compared with $11.7 million for the same period in 2000. The increase in provision for credit losses was the result of a higher level of contracts held on the balance sheet resulting from us accounting for our securitization transactions as secured financings rather than sales. The allowance for credit losses as a percentage of owned contracts outstanding was 1.9% at March 31, 2001 compared with 2.3% at December 31, 2000.

OPERATING EXPENSES

Total operating expenses were $50.7 million for the three months ended March 31, 2001 compared with $47.7 million for the same period in 2000. Operating expenses as a percentage of average serviced contracts declined to 2.9% for the three months ended March 31, 2001 compared with 3.5% for the same period a year earlier. Operating costs as a percent of total revenues declined to 50% for the three months ended March 31, 2001 compared with 56% for the same period a year earlier.

INCOME TAXES

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp, the holding company parent of the Bank. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate for the three months ended March 31, 2001 and 2000 was 40.2% and 41.8%, respectively.

PRO-FORMA STATEMENTS OF INCOME

The following pro forma portfolio basis statements of income present our results under the assumption that all our securitization transactions are treated as secured financings rather than as sales and, therefore, provide a method by which to gauge our year to year performance. We believe that such a presentation is an important performance measure of our operations, particularly considering that our more recent securitization transactions are accounted for as secured financings. If treated as financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the contracts in the trusts and the related financing costs are reflected over the life of the underlying pool of contracts. We refer to these pro forma results as "portfolio basis" statements of income since the contracts would have remained in our on balance sheet contract portfolio if we accounted for the transactions as financings. We monitor the periodic portfolio basis earnings of our serviced contract portfolio and believe these portfolio basis statements assist in better understanding our business.

The following tables presents the portfolio basis statements of income, portfolio basis yields and reconciliation to net income as reflected in our Consolidated Statements of Income.

                      PORTFOLIO BASIS STATEMENTS OF INCOME

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           ----------------------
                                                             2001          2000
                                                           --------      --------
                                                            (DOLLARS IN THOUSANDS
                                                          EXCEPT PER SHARE AMOUNTS)
Interest income                                            $233,250      $180,470
Interest expense                                            123,076        86,876
                                                           --------      --------
   Net interest income                                      110,174        93,594
Net chargeoffs(1)                                            32,481        27,466
Provision for growth(2)                                       5,607         5,165
                                                           --------      --------
   Provision for credit losses                               38,088        32,631
                                                           --------      --------
   Net interest income after provision for credit
   losses                                                    72,086        60,963
Other income                                                 18,002        14,692
Operating expenses                                           51,179        50,112
                                                           --------      --------
   Income before income tax                                  38,909        25,543
Income tax(3)                                                15,634        10,665
                                                           --------      --------
Portfolio basis net income                                 $ 23,275      $ 14,878
                                                           ========      ========
Portfolio basis net income per common share - diluted      $   0.81      $   0.54
                                                           ========      ========

(1) Represents actual chargeoffs incurred during the period, net of recoveries.

(2) Represents additional allowance for credit losses that would be set aside due to an increase in the serviced portfolio.

(3) Such tax effect is based upon our tax rate for the respective period.

                             PORTFOLIO BASIS YIELDS

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                 -------------------------------
                                                    2001(1)            2000(1)
                                                 ------------       ------------
Interest income                                          13.6%              13.2%
Interest expense                                          7.0                6.3
                                                 ------------       ------------
     Net interest income                                  6.6                6.9
Net chargeoffs                                            1.9                2.0
Provision for growth                                      0.3                0.4
                                                 ------------       ------------
    Provision for credit losses                           2.2                2.4
                                                 ------------       ------------
    Net interest income after provision for
    credit losses                                         4.4                4.5
Other income                                              1.0                1.1
Operating expenses                                        2.9                3.7
                                                 ------------       ------------
    Income before income tax                              2.5                1.9
Income tax                                                0.9                0.8
                                                 ------------       ------------
Portfolio basis net income                                1.6%               1.1%
                                                 ============       ============
Average serviced contracts                       $  6,998,682       $  5,480,129
                                                 ============       ============


(1) Rates are calculated by dividing amounts by average serviced contracts for the respective periods.

                     RECONCILIATION OF GAAP BASIS NET INCOME
                          TO PORTFOLIO BASIS NET INCOME

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                         -----------------------
                                           2001           2000
                                         --------       --------
                                          (DOLLARS IN THOUSANDS)
GAAP basis net income                    $ 18,768       $ 14,766
Portfolio basis adjustments:
    Gain on sales of contracts                            (7,719)
    Retained interest income               (2,836)       (13,316)
    Contractual servicing income          (15,917)       (11,682)
    Net interest income                    44,820         55,635
    Provision for credit losses           (18,020)       (20,954)
    Operating expenses                       (512)        (1,771)
                                         --------       --------
Total portfolio basis adjustments           7,535            193
Net tax effect(1)                           3,028             81
                                         --------       --------
         Portfolio basis net income      $ 23,275       $ 14,878
                                         ========       ========

(1) Such tax is based on our tax rate for the respective period.

FINANCIAL CONDITION

CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE

We held a portfolio of contracts on balance sheet for investment that totaled $4.0 billion at March 31, 2001 and $3.0 million at December 31, 2000. The increase is due to treating our $1.0 billion securitization transactions as a secured financing.

The following table presents a summary of our automobile contracts purchased:

                           THREE MONTHS ENDED
                                MARCH 31,
                        --------------------------
                           2001            2000
                        ----------      ----------
                           (DOLLARS IN THOUSANDS)
New vehicles            $  278,074      $  215,386
Pre-owned vehicles         904,357         755,095
                        ----------      ----------
    Total volume        $1,182,431      $  970,481
                        ==========      ==========
Prime                   $  853,662      $  668,665
Non-prime                  328,769         301,816
                        ----------      ----------
    Total volume        $1,182,431      $  970,481
                        ==========      ==========


AMOUNTS DUE FROM TRUSTS

The excess cash flows generated by contracts sold to each of the securitization trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, we advance additional monies to our subsidiary which originated the securitization trust to initially fund these spread accounts. For transactions treated as sales, we establish a liability associated with the use of the spread account funds, which is reduced as such funds reach predetermined funding levels. We are released from these obligations after the spread account reaches a predetermined funding level. The amounts due from trusts represent amounts due to us that are still under obligation to be held in the spread accounts for transactions treated as sales. The amounts due from trusts at March 31, 2001 was $304 million compared with $366 million at December 31, 2000. The decrease is the result of a reduction in the outstanding amount of securitization transactions treated as sales.

ASSET QUALITY

We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances.

At March 31, 2001, the percentage of accounts delinquent 30 days or greater was 2.30% compared with 3.18% at December 31, 2000. We calculate delinquency based on the contractual due date. Net chargeoffs on average contracts outstanding for the three months ended March 31, 2001 were 1.86% compared with 2.01% for the three months ended March 31, 2000. Stricter underwriting guidelines, the successful implementation of our multiple credit scoring models, a greater concentration of prime automobile contracts in our serviced portfolio and an improved servicing platform have all contributed to better asset quality.

The following table sets forth information with respect to the delinquency of our portfolio of contracts serviced, which includes contracts that are owned by us and contracts that have been sold and/or securitized but are serviced by us:

                                                  MARCH 31, 2001                DECEMBER 31, 2000
                                             -------------------------     --------------------------
                                               AMOUNT       PERCENTAGE       AMOUNT       PERCENTAGE
                                             ----------     ----------     ----------     -----------
                                                               (DOLLARS IN THOUSANDS)
Contracts serviced at end of period          $7,190,457                    $6,818,182
                                             ==========                    ==========
Period of delinquency
   30-59 days                                  $113,434        1.58%       $  157,843        2.32%
   60 days or more                               52,159        0.72            59,166        0.86
                                             ----------        ----        ----------        ----
Total contracts delinquent
   and delinquencies as a
   percentage of contracts serviced            $165,593        2.30%       $  217,009        3.18%
                                             ==========        ====        ==========        ====


The following table sets forth information with respect to repossessions in our portfolio of serviced contracts:

                                               MARCH 31, 2001                DECEMBER 31, 2000
                                         --------------------------       -----------------------
                                           NUMBER OF                      NUMBER OF
                                           CONTRACTS       AMOUNT         CONTRACTS      AMOUNT
                                         -----------     ----------       ---------    ----------
                                                            (DOLLARS IN THOUSANDS)
Contracts serviced                          639,379      $7,190,457        616,011     $6,818,182
                                            =======      ==========        =======     ==========
Repossessed vehicles                            640      $    4,073            946         $6,199
                                            =======      ==========        =======     ==========
Repossessed vehicles as a percentage
   of number and amount of
   contracts outstanding                       0.10%           0.06%          0.15%          0.09%


The following table sets forth information with respect to actual credit loss experience on our portfolio of contracts serviced:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                         -------------------------------
                                                              2001           2000
                                                         -------------------------------
                                                             (DOLLARS IN THOUSANDS)
Contracts serviced at end of period                      $7,190,457       $5,664,144
                                                         ==========       ==========
Average contracts serviced during period                 $6,998,682       $5,480,129
                                                         ==========       ==========
Gross chargeoffs                                         $   48,226       $   40,952
Recoveries                                                   15,746           13,484
                                                         ----------       ----------
Net chargeoffs                                           $   32,480       $   27,468
                                                         ==========       ==========
Net chargeoffs as a percentage of average contracts
  serviced during period                                       1.86%            2.01%
                                                         ==========       ==========

The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:

                CUMULATIVE STATIC POOL LOSS CURVES(1) (UNAUDITED)
                                AT MARCH 31, 2001

    PERIOD(2)    1997-B     1997-C    1997-D    1998-A   1998-B    1998-C    1999-A  1999-B  1999-C    2000-A
-------------------------------------------------------------------------------------------------------------
       1          0.00%     0.00%      0.00%     0.00%    0.00%     0.00%     0.00%   0.00%   0.00%    0.00%
       2          0.06%     0.05%      0.05%     0.04%    0.02%     0.04%     0.04%   0.04%   0.02%    0.03%
       3          0.15%     0.12%      0.14%     0.11%    0.08%     0.11%     0.11%   0.11%   0.10%    0.10%
       4          0.33%     0.29%      0.31%     0.25%    0.18%     0.23%     0.20%   0.26%   0.25%    0.20%
       5          0.56%     0.46%      0.56%     0.44%    0.38%     0.39%     0.33%   0.47%   0.40%    0.36%
       6          0.77%     0.67%      0.75%     0.66%    0.59%     0.50%     0.46%   0.66%   0.56%    0.55%
       7          1.10%     0.93%      0.99%     0.95%    0.83%     0.61%     0.62%   0.87%   0.71%    0.71%
       8          1.40%     1.16%      1.24%     1.23%    1.03%     0.75%     0.76%   1.00%   0.86%    0.91%
       9          1.70%     1.37%      1.47%     1.50%    1.21%     0.86%     0.92%   1.13%   1.01%    1.10%
      10          2.00%     1.66%      1.75%     1.79%    1.40%     1.00%     1.11%   1.24%   1.14%    1.27%
      11          2.22%     1.94%      2.06%     2.03%    1.53%     1.17%     1.30%   1.35%   1.34%    1.45%
      12          2.43%     2.16%      2.35%     2.21%    1.62%     1.32%     1.47%   1.44%   1.52%    1.58%
      13          2.66%     2.40%      2.63%     2.39%    1.74%     1.48%     1.61%   1.58%   1.74%    1.73%
      14          2.91%     2.65%      2.86%     2.49%    1.84%     1.66%     1.73%   1.74%   1.94%
      15          3.15%     2.90%      3.05%     2.60%    1.96%     1.79%     1.81%   1.85%   2.09%
      16          3.47%     3.15%      3.19%     2.72%    2.10%     1.91%     1.89%   2.03%   2.27%
      17          3.77%     3.36%      3.32%     2.85%    2.22%     2.01%     2.00%   2.16%   2.39%
      18          3.97%     3.55%      3.42%     2.98%    2.40%     2.07%     2.10%   2.30%   2.53%
      19          4.20%     3.70%      3.50%     3.11%    2.55%     2.11%     2.24%   2.42%
      20          4.39%     3.81%      3.60%     3.25%    2.69%     2.17%     2.35%   2.50%
      21          4.53%     3.91%      3.69%     3.35%    2.79%     2.24%     2.46%   2.58%
      22          4.67%     4.00%      3.81%     3.48%    2.85%     2.34%     2.55%
      23          4.75%     4.11%      3.96%     3.62%    2.85%     2.43%     2.63%
      24          4.81%     4.21%      4.10%     3.70%    2.85%     2.52%     2.71%
      25          4.88%     4.30%      4.23%     3.75%    2.85%     2.62%     2.77%
      26          4.94%     4.44%      4.34%     3.80%    3.04%     2.71%     2.82%
      27          5.04%     4.56%      4.44%     3.87%    3.13%     2.80%
      28          5.11%     4.66%      4.51%     3.92%    3.18%     2.87%
      29          5.21%     4.77%      4.54%     3.98%    3.24%     2.90%
      30          5.31%     4.79%      4.56%     4.06%    3.32%
      31          5.40%     4.83%      4.57%     4.11%    3.38%
      32          5.48%     4.86%      4.63%     4.17%    3.43%
      33          5.52%     4.88%      4.67%     4.22%    3.47%
      34          5.54%     4.90%      4.71%     4.27%    3.48%
      35          5.56%     4.92%      4.76%     4.32%
      36          5.58%     4.98%      4.80%     4.34%
      37          5.61%     5.01%      4.84%     4.35%
      38          5.64%     5.06%      4.89%
      39          5.66%     5.10%      4.92%
      40          5.67%     5.14%      4.92%
      41          5.69%     5.17%
      42          5.71%     5.17%
      43          5.72%     5.17%
      44          5.74%
      45          5.74%
      46          5.73%
      47
      48
      49
PRIME MIX(3)        55%       53%        49%       57%      67%       70%       70%     70%     67%      69%


                 CUMULATIVE STATIC POOL LOSS CURVES (UNAUDITED)
                                AT MARCH 31, 2001



   PERIOD(2)         2000-B      2000-C(4)   2000-D    2001-A
-------------------------------------------------------------------------------
       1              0.00%       0.00%      0.00%     0.00%
       2              0.02%       0.04%      0.04%     0.03%
       3              0.09%       0.13%      0.11%
       4              0.24%       0.27%      0.24%
       5              0.39%       0.46%      0.39%
       6              0.59%       0.65%
       7              0.78%       0.81%
       8              0.99%       0.93%
       9              1.17%
       10             1.33%
       11             1.44%
       12
       13
       14
       15
       16
       17
       18
       19
       20
       21
       22
       23
       24
       25
PRIME MIX(3)            69%         69%        70%       72%


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

In addition to our indirect statement of cash flows as presented under GAAP, we also analyze the key cash flows from our operations on a direct basis excluding certain items such as the purchase or sale of contracts. The following table shows our operating cash flows:

                                   THREE MONTHS ENDED
                                        MARCH 31,
                                  --------------------
                                   2001         2000
                                  -------      -------
                                  (DOLLARS IN THOUSANDS)
Cash flows from owned loans       $63,951      $36,048
Cash flows from trusts             16,395       35,550
Contractual servicing income       15,917       11,682
Other fee income                   18,002       14,692

Less:
Dealer participation               29,237       22,878
Operating costs                    50,667       47,679
                                  -------      -------
Operating cash flows              $34,361      $27,415
                                  =======      =======

Operating cash flows improved for the three months ended March 31, 2001 compared with the three months ended March 31, 2000 as a result of the improving credit quality of our serviced portfolio as well as improved operating efficiency and declining dealer participation rates.

PRINCIPAL SOURCES OF CASH

- Collections of Principal and Interest from Contracts - Principal and interest collections totaled $1.1 billion for the three months ended March 31, 2001 compared with $0.9 billion for the three months ended March 31, 2000.

- Contract Securitizations - For the quarter ended March 31, 2001, we securitized $1.0 billion compared to $1.2 billion securitized a year earlier.

PRINCIPAL USES OF CASH

- Purchase of Automobile Contracts - We purchased $1.2 billion of contracts during the three months ended March 31, 2001 compared to $970 million for the three months ended March 31, 2000.

- Payments of Principal and Interest on Securitization Transactions - Payments of principal and interest to noteholders and certificateholders totaled $778 million for the three months ended March 31, 2001 compared with $1.1 billion for the three months ended March 31, 2000. During the first quarter of the prior year, we paid off a $500 million conduit facility secured by automobile contracts in a private placement established in September 1999. This caused our payment of principal and interest to decrease in the current year compared to the prior year.

- Advances to Spread Accounts - The amounts due from trusts at March 31, 2001, including initial advances not yet returned, was $304 million compared with $366 million at December 31, 2000.

- Operating Our Business - Total operating expenses totaled $50.7 million for the three months ended March 31, 2001 compared with $47.7 million for the same period in 2000.

FORWARD-LOOKING STATEMENTS

Included in our Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are several "forward-looking statements." Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue", or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are:

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

                           PART II. OTHER INFORMATION
                           --------------------------


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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

        None

        (b) REPORTS ON FORM 8-K

        We filed a report on Form 8-K on March 2, 2001 which was subsequently amended by a report filed on Form 8-K/A on April 24, 2001 to present the consolidated financial statements as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WFS FINANCIAL INC
-------------------------------------------------------------------------------
                                  (Registrant)





 Date: May 14, 2001                         By: /s/ Joy Schaefer
       -----------------------                  -------------------------------
                                                Joy Schaefer
                                                Vice Chairman, Director, and
                                                Chief Executive Officer

 Date: May 14, 2001                         By: /s/ Lee A. Whatcott
       -----------------------                  -------------------------------
                                                Lee A. Whatcott
                                                Senior Executive Vice President
                                                (Principal Financial and
                                                Accounting Officer) and Chief
                                                Financial Officer