Form 10-Q
period 2001-06-30
WFS FINANCIAL INC
filed 2001-08-14
CIK 946343

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _______________________ to ______________________


                         COMMISSION FILE NUMBER 33-93068


                                WFS FINANCIAL INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                              33-0291646
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                    23 PASTEUR, IRVINE, CALIFORNIA 92618-3816
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 727-1002
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No    .
                                        ---      ---

As of July 31, 2001 the registrant had 34,818,136 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 26.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at
         June 30, 2001 and December 31, 2000                                3

         Consolidated Statements of Income for the Three and Six
         Months Ended June 30, 2001 and 2000                                4

         Consolidated Statements of Changes in Shareholders' Equity
         for the Periods Ended June 30, 2001 and December 31, 2000          5

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2001 and 2000                            6

         Notes to Unaudited Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 23

Item 2.  Changes in Securities                                             23

Item 3.  Defaults Upon Senior Securities                                   23

Item 4.  Submission of Matters to a Vote of Security Holders               23

Item 5.  Other Information                                                 23

Item 6.  Exhibits and Reports on Form 8-K                                  23

SIGNATURES                                                                 24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       WFS FINANCIAL INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                           JUNE 30,     DECEMBER 31,
                                                             2001          2000
                                                          -----------   -----------
                                                            (DOLLARS IN THOUSANDS)
ASSETS

Cash and short-term investments .....................     $   154,460   $    25,296
Investment securities available for sale ............           5,513         6,517
Contracts receivable ................................       3,603,285     3,049,475
Allowance for credit losses .........................         (90,775)      (71,308)
                                                          -----------   -----------
  Contracts receivable, net .........................       3,512,510     2,978,167

Amounts due from trusts .............................         256,184       366,125
Retained interest in securitized assets .............          80,602       111,558
Premises and equipment, net .........................          36,277        36,526
Accrued interest receivable .........................          25,538        23,116
Other assets ........................................          27,689        27,832
                                                          -----------   -----------
    TOTAL ASSETS ....................................     $ 4,098,773   $ 3,575,137
                                                          ===========   ===========

LIABILITIES

Secured lines of credit - parent ....................                   $   235,984
Notes payable on automobile secured financing .......     $ 2,826,729     2,249,363
Notes payable - parent ..............................         146,219       146,219
Amounts held on behalf of trustee ...................         611,034       590,715
Other liabilities ...................................          52,963        35,651
                                                          -----------   -----------
    TOTAL LIABILITIES ...............................       3,636,945     3,257,932

SHAREHOLDERS' EQUITY
Common stock, (no par value; authorized 50,000,000
  shares; issued and outstanding 34,816,270 shares in
  2001 and 28,446,837 shares in 1998 and in 2000) ...         227,536       112,070
Paid-in capital .....................................           4,337         4,337
Retained earnings ...................................         239,373       201,062
Accumulated other comprehensive loss, net of tax ....          (9,418)         (264)
                                                          -----------   -----------
      TOTAL SHAREHOLDERS' EQUITY ....................         461,828       317,205
                                                          -----------   -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....     $ 4,098,773   $ 3,575,137
                                                          ===========   ===========

     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                            ---------------------------     ---------------------------
                                               2001             2000           2001            2000
                                            -----------     -----------     -----------     -----------
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES:
  Interest income .....................     $   124,586     $    76,289     $   246,915     $   137,314
  Interest expense ....................          55,642          31,301         112,594          55,013
                                            -----------     -----------     -----------     -----------
    Net interest income ...............          68,944          44,988         134,321          82,301

  Servicing income ....................          41,776          44,128          78,532          83,818
  Gain on sale of contracts ...........           6,741                           6,741           7,719
                                            -----------     -----------     -----------     -----------
    TOTAL REVENUES ....................         117,461          89,116         219,594         173,838

EXPENSES:
  Provision for credit losses .........          32,026          14,857          52,093          26,534
  Operating expenses:
    Salaries and associate benefits ...          34,150          30,116          65,450          60,719
    Credit and collections ............           6,394           4,760          12,797          10,169
    Data processing ...................           4,644           3,823           8,867           7,668
    Miscellaneous .....................           7,796           8,654          16,561          16,493
                                            -----------     -----------     -----------     -----------
      TOTAL OPERATING EXPENSES ........          52,984          47,353         103,675          95,049
                                            -----------     -----------     -----------     -----------
      TOTAL EXPENSES ..................          85,010          62,210         155,768         121,583
                                            -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAX ..............          32,451          26,906          63,826          52,255
  Income tax ..........................          12,908          10,759          25,515          21,342
                                            -----------     -----------     -----------     -----------
NET INCOME ............................     $    19,543     $    16,147     $    38,311     $    30,913
                                            ===========     ===========     ===========     ===========

Net income per common share:
  Basic ...............................     $      0.63     $      0.57     $      1.29     $      1.11
                                            ===========     ===========     ===========     ===========
  Diluted .............................     $      0.63     $      0.57     $      1.28     $      1.10
                                            ===========     ===========     ===========     ===========

Weighed average number of common shares
  outstanding:
    Basic .............................      31,044,368      28,423,382      29,757,246      27,923,931
    Diluted ...........................      31,137,409      28,550,750      29,847,659      28,048,805

     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                             ACCUMULATED
                                                                                               OTHER
                                                                                            COMPREHENSIVE
                                                          COMMON     PAID-IN    RETAINED    INCOME (LOSS)
                                              SHARES       STOCK     CAPITAL    EARNINGS      NET OF TAX      TOTAL
                                            ----------    --------   -------    --------    --------------   --------
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at January 1, 2000                  25,771,956    $ 74,010    $4,327    $134,690      $   (839)      $212,188

  Net income                                                                      66,372                       66,372
  Unrealized gains on retained
    interest in securitized assets,
    net of tax (1)                                                                                 575            575
                                                                                                             --------
   Comprehensive income
                                                                                                               66,947
   Issuance of common stock                  2,674,881      38,060        10                                   38,070
                                            ----------    --------    ------    --------      --------       --------
Balance at December 31, 2000                28,446,837     112,070     4,337     201,062          (264)       317,205
   Net income                                                                     38,311                       38,311
   Unrealized gains on retained
     interest in securitized assets,
     net of tax (1)                                                                                870            870
   Unrealized losses on cash flow
     hedges, net of tax (2)                                                                    (15,147)       (15,147)
   Reclassification adjustment
     for losses on cash flow
     hedges included in net
     income (3)                                                                                  5,123          5,123
                                                                                                             --------
   Comprehensive income                                                                                        29,157
   Issuance of common stock                  6,369,433     115,466                                            115,466
                                            ----------    --------    ------    --------      --------       --------
Balance at June 30, 2001                    34,816,270    $227,536    $4,337    $239,373      $ (9,418)      $461,828
                                            ==========    ========    ======    ========      ========       ========

----------------
(1) The pre-tax decrease in unrealized losses on retained interest in securitized assets was $1.5 million for the six months ended June 30, 2001 compared with $1.0 million for the period ended December 31, 2000.

(2) The pre-tax increase in unrealized losses on cash flow hedges was $25.7 million for the six months ended June 30, 2001.

(3) The pre-tax amount reclassified into earnings was $8.7 million for the six months ended June 30, 2001.


     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                ----------------------------
                                                                   2001             2000
                                                                -----------      -----------
                                                                   (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                      $    38,311      $    30,913
Adjustments to reconcile net income to net cash
  provided by operating activities:
Contracts held for sale:
  Purchase of contracts                                                             (863,806)
  Proceeds from sale of contracts                                 1,414,303          660,000
  Contract payments and payoffs                                                      104,872
  Provision for credit losses                                        52,094           26,534
  Depreciation and amortization                                      43,026           50,075
  (Increase) decrease in other assets                                   902             (635)
  Increase (decrease) in other liabilities                           17,313           (3,577)
                                                                -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,565,949            4,376

INVESTING ACTIVITIES
  Contracts receivable:
    Purchase of contracts                                        (2,469,806)      (1,188,540)
    Contract payments and payoffs                                   469,102          144,297
Increase in retained interest in securitized assets                                  (19,240)
Decrease in amounts due from trust                                  109,941           35,984
Purchase of premises and equipment                                   (5,259)          (4,220)
                                                                -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                            (1,896,022)      (1,031,719)

FINANCING ACTIVITIES
Proceeds from notes payable on automobile secured financing         998,037        1,482,024
Payments on notes payable on automobile secured financing          (427,454)        (447,704)
Payments on notes payable - parent                                                   (32,689)
(Payments on) proceeds from secured lines of credit                (235,984)          66,019
Increase (decrease) in amounts held on behalf of trustee             20,318          (78,447)
Issuance of common stock                                            115,466           37,899
Other financing activities                                          (11,146)              10
                                                                -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           459,237        1,027,112
                                                                -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    129,164             (231)
Cash and cash equivalents at beginning of period                     25,296            7,120
                                                                -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   154,460      $     6,889
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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the WFS Financial Inc Form 10-K/A. Certain amounts from the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

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

Net contracts receivable consisted of the following:

                                        JUNE 30,       DECEMBER 31,
                                          2001             2000
                                      -----------      -----------
                                        (DOLLARS IN THOUSANDS)

Contracts                             $ 3,601,636      $ 3,057,558
Unearned discounts                        (66,046)         (67,109)
                                      -----------      -----------
  Net contracts                         3,535,590        2,990,449

Allowance for credit losses               (90,775)         (71,308)
Dealer participation, net of
  deferred contract fees                   67,695           59,026
                                      -----------      -----------
  Net contracts receivable            $ 3,512,510      $ 2,978,167
                                      ===========      ===========

Contracts managed by us totaled $7.6 billion. Of the $7.6 billion, $3.5 billion are owned by us, $2.3 billion are owned by Westcorp, our ultimate parent, and $1.8 billion are owned by third parties.

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                             JUNE 30,               JUNE 30,
                                       --------------------    --------------------
                                         2001        2000        2001        2000
                                       --------    --------    --------    --------
                                                 (DOLLARS IN THOUSANDS)
Balance at beginning of period         $ 77,624    $ 42,813    $ 71,308    $ 36,682
Provision for credit losses              32,026      14,857      52,093      26,534
Charged off contracts                   (24,121)     (9,144)    (43,867)    (17,528)
Write-down of nonperforming assets       (2,087)                 (2,633)
Recoveries                                7,333       3,002      13,874       5,840
                                       --------    --------    --------    --------
Balance at end of period               $ 90,775    $ 51,528    $ 90,775    $ 51,528
                                       ========    ========    ========    ========

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

The following table presents the activity of the RISA:

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      JUNE 30,                       JUNE 30,
                                               -----------------------      ------------------------
                                                 2001           2000            2001          2000
                                               --------      ---------      ---------      ---------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of period                 $ 98,167      $ 164,640      $ 111,558      $ 167,277
Additions                                                                                     19,240
Amortization                                    (18,065)       (23,092)       (32,431)       (45,327)
Change in unrealized gain/loss on RISA (1)          500           (909)         1,475           (551)
                                               --------      ---------      ---------      ---------
Balance at end of period (2)                   $ 80,602      $ 140,639      $  80,602      $ 140,639
                                               ========      =========      =========      =========

--------------
(1) The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are permanent in nature and impact the value of the RISA. Such permanent differences are immediately recognized in income as a component of retained interest income.

(2)  There are no restrictions on the RISA.

The following table presents the estimated future undiscounted cash flows to be received from securitizations treated as sales:

                                                                JUNE 30,      DECEMBER 31,
                                                                 2001             2000
                                                              ----------       ----------
                                                                 (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings                      $  145,868       $  235,270
Off balance sheet allowance for credit losses                    (58,416)        (110,339)
Discount to present value                                         (6,850)         (13,373)
                                                              ----------       ---------
Retained interest in securitized assets                       $   80,602       $  111,558
                                                              ==========       ==========

Outstanding balance of contracts sold
  through securitizations                                     $1,804,909       $2,608,017
Off balance sheet allowance for losses as a percent
  of contracts sold through securitizations                         3.24%            4.23%

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

NOTE 5 - NOTES PAYABLE ON AUTOMOBILE SECURED FINANCING

For the six months ended June 30, 2001, we issued $1.0 billion of notes secured by automobile contracts. Interest payments on the notes are due quarterly, in arrears, based on the respective note's interest rate. There was $2.8 billion of notes payable on automobile secured financing outstanding at June 30, 2001 compared with $2.2 billion at December 31, 2000. Interest expense totaled $51.8 million and $103 million for the three and six months ended June 30, 2001, respectively, compared with $15.1 million and $24.7 million for the same respective periods in the prior year. The increase in interest expense is due to treating our recent securitization transactions as secured financings rather than sales.

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we enter into various hedge agreements, which qualify as cash flow hedges under FAS 133. We settle such financial instruments at the time we close these securitization transactions and receive or pay cash equal to the gain or loss on these instruments. Therefore, the total interest payment cash flows on these notes are adjusted at such time. Unrealized gains or losses on these agreements are deferred in accumulated other comprehensive income (loss) until the completion of the securitization transaction. Once the transaction is complete, this deferred amount is amortized into earnings over the duration of the secured financing.

Included in notes payable on automobile secured financing are variable rate notes related to our secured financing transactions. To protect against potential changes in interest rates affecting future payments on the notes, we enter into fixed-rate swap agreements. Unrealized gain or losses related to these agreements are deferred in accumulated other comprehensive income (loss). Cash received or cash paid related to these agreements are included in interest expense.

NOTE 6 - RIGHTS OFFERING

We completed a rights offering in May 2001 in which we raised a total of $116 million through the issuance of 6.4 million additional common shares at a price of $18.25 per share. With the completion of this offering, our total number of common shares issued and outstanding increased 22% to 35.0 million shares.

NOTE 7 - WHOLE LOAN SALE

For the three months ended June 30, 2001, we sold $1.4 billion of automobile contracts to Westcorp, in a whole loan sale. These receivables were subsequently securitized by Westcorp and continue to be managed by us under the terms of the securitization. As a result of selling contracts in a whole loan sale rather than securitizing them in a secured financing transaction, we reclassified into income approximately $4.0 million of deferred losses from accumulated other comprehensive income (loss) related to hedges of future interest payments on the forecasted secured financing. The hedge loss was netted against the gain on sale on the Consolidated Statement of Income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the nation's largest independent automobile finance companies with 28 years of experience in the automobile finance industry. We originate, service and securitize new and pre-owned automobile installment contracts which are generated through our relationships with over 8,100 franchised and independent automobile dealers in 43 states. We originated $2.5 billion of automobile contracts during the six months ended June 30, 2001 and managed a portfolio of $7.6 billion at June 30, 2001.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (net interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $68.9 million and $134 million for the three and six months ended June 30, 2001, respectively, compared with $45.0 million and $82.3 million for the same respective periods in 2000. The increase in net interest income is primarily the result of us treating our recent securitization transactions as secured financings.

The following table shows the average rate earned on contracts and the average rate paid on borrowings together with the corresponding net interest rate spread for the periods indicated. The average cost of borrowings represents the average combined rate of the senior note, promissory note, line of credit, and notes payable on automobile secured financings.

                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                          JUNE 30,             JUNE 30,
                                     ----------------      ----------------
                                      2001       2000       2001       2000
                                     -----      -----      -----      -----
                                             (DOLLARS IN THOUSANDS)

Yield on interest earning assets     13.42%     13.77%     13.56%     13.80%
Cost of borrowings                    6.30       7.12       6.24       7.02
                                     -----      -----      -----      -----
Net interest rate spread              7.12%      6.65%      7.32%      6.78%
                                     =====      =====      =====      =====

The decrease in the yield on interest earning assets and the cost of borrowings is primarily the result of a decreasing interest rate environment.

SERVICING INCOME

The components of servicing income were as follows:

                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                           JUNE 30,                JUNE 30,
                                     -------------------     -------------------
                                       2001        2000       2001        2000
                                     -------     -------     -------     -------
                                               (DOLLARS IN THOUSANDS)

Retained interest income             $   241     $17,616     $ 3,077     $30,932
Contractual servicing income          23,098      11,444      39,015      23,127
Other fee income                      18,437      15,068      36,440      29,759
                                     -------     -------     -------     -------
          Total servicing income     $41,776     $44,128     $78,532     $83,818
                                     =======     =======     =======     =======

The decrease in total servicing income is due to a decrease in retained interest income. Retained interest income totaled $0.2 million and $3.1 million for the three and six months ended June 30, 2001, respectively, compared with $17.6 million and $30.9 million for the same respective periods in 2000. For accounting purposes, this income is only recognized on contracts sold through securitization transactions treated as sales. Retained interest income on securitization transactions treated as sales is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio. Retained interest income is expected to continue to decrease as our recent securitizations are treated as secured financings.

Contractual servicing income totaled $23.1 million and $39.0 million for the three and six months ended June 30, 2001, respectively, compared with $11.4 million and $23.1 million for the same respective periods in 2000. For accounting purposes, contractual servicing income is only recognized on contracts sold through securitization transactions treated as sales or whole loan sales. According to the terms of each securitization transaction, contractual servicing income is generally earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts managed. Contractual servicing income increased due to additional servicing income received from our whole loan sales. According to the terms of the whole loan sales, we may earn additional servicing fee income if cumulative static pool losses are below specified levels.

Other fee income totaled $18.4 million and $36.4 million for the three and six months ended June 30, 2001, respectively, compared with $15.1 million and $29.8 million for the same respective periods in 2000. Other fee income consists primarily of documentation fees, late charges, deferment fees and other additional servicing fee income on our managed portfolio, including contracts securitized in transactions accounted for as sales and secured financings and contracts not securitized. The increase in other fee income is due to the growth in our average managed portfolio to $7.2 billion for the six months ended June 30, 2001 compared with $5.7 billion for the six months ended June 30, 2000.

GAIN ON SALE OF CONTRACTS

Contract sales and securitizations totaled $1.4 billion and $2.4 billion for the three and six months ended June 30, 2001, respectively, compared with $1.0 billion and $2.2 billion for the same respective periods in the prior year. Of the $2.4 billion sold or securitized in the current year, $1.0 billion was treated as a secured financing and $1.4 billion was treated as a whole loan sale compared with $660 million treated as a sale and $1.5 billion treated as secured financing in the prior year. We recognized a cash gain on sale of $6.7 million for the three and six months ended June 30, 2001 compared with no gain on sale and $7.7 million non-cash gain on sale for the same respective periods in the prior year.

PROVISION FOR CREDIT LOSSES

We maintain an allowance for credit losses to cover probable losses which can be reasonably estimated for contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on such contracts or by reversing the allowance for credit losses through the provision for credit losses when the amount of contracts held on balance sheet is reduced from securitization transactions treated as sales or whole loan sales. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned portfolio which can be reasonably estimated.

The provision for credit losses was $32.0 million and $52.1 million for the three and six months ended June 30, 2001, respectively, compared with $14.9 million and $26.5 million for the same respective periods in 2000. The increase in provision for credit losses was the result of a higher level of contracts held on the balance sheet resulting from us accounting for our recent securitization transactions as secured financings rather than sales. The allowance for credit losses as a percentage of owned contracts outstanding was 2.5% at June 30, 2001 compared with 2.3% at December 31, 2000.

OPERATING EXPENSES

Total operating expenses were $53.0 million and $104 million for the three and six months ended June 30, 2001, respectively, compared with $47.4 million and $95.0 million for the same respective periods in 2000. Operating expenses as a percentage of average managed contracts declined to 2.9% for the three and six months ended June 30, 2001 compared with 3.2% and 3.4% for the same respective periods in the prior year. Operating costs as a percent of total revenues declined to 45% and 47% for the three and six months ended June 30, 2001, respectively, compared with 53% and 55% for the same respective periods a year earlier.

INCOME TAXES

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp, the holding company parent of the Bank. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate for the three and six months ended June 30, 2001 was 39.8% and 40.0%, respectively, compared with 40.0% and 40.8% for the same respective periods in the prior year.

PRO-FORMA STATEMENTS OF INCOME

The following pro-forma portfolio basis statements of income present our results under the assumption that all our securitization transactions are treated as secured financings rather than as sales and, therefore, provide a method by which to gauge our year to year performance. We believe that such a presentation is an important performance measure of our operations, particularly considering that our more recent securitization transactions are accounted for as secured financings. If treated as financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the contracts in the trusts and the related financing costs are reflected over the life of the underlying pool of contracts. We refer to these pro- forma results as "portfolio basis" statements of income since the contracts would have remained in our on balance sheet contract portfolio if we accounted for the transactions as financings. We monitor the periodic portfolio basis earnings of our managed contract portfolio and believe these portfolio basis statements assist in better understanding our business.

The following tables present the portfolio basis statements of income, portfolio basis yields and reconciliation to net income as reflected in our Consolidated Statements of Income:

                      PORTFOLIO BASIS STATEMENTS OF INCOME

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                                 ---------------------     ---------------------
                                                   2001         2000         2001         2000
                                                 --------     --------     --------     --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                  $249,456     $194,881     $482,706     $375,351
Interest expense                                  124,615       97,720      247,691      184,596
                                                 --------     --------     --------     --------
  Net interest income                             124,841       97,161      235,015      190,755
Net chargeoffs (1)                                 36,127       19,760       68,608       47,226
Provision for growth (2)                            7,141        7,424       12,748       12,589
                                                 --------     --------     --------     --------
  Provision for credit losses                      43,268       27,184       81,356       59,815
                                                 --------     --------     --------     --------
  Net interest income after provision
    for credit losses                              81,573       69,977      153,659      130,940
Other income                                       18,438       15,068       36,440       29,760
Operating expenses                                 53,657       45,496      104,836       94,608
                                                 --------     --------     --------     --------
    Income before income tax                       46,354       39,549       85,263       66,092
Income tax (3)                                     18,438       15,815       34,072       26,480
                                                 --------     --------     --------     --------
Portfolio basis net income                       $ 27,916     $ 23,734     $ 51,191     $ 39,612
                                                 ========     ========     ========     ========

Portfolio basis net income per common
  share - diluted                                $   0.90     $   0.83     $   1.72     $   1.41
                                                 ========     ========     ========     ========
GAAP basis net income per common
  share - diluted                                $   0.63     $   0.57     $   1.28     $   1.10
                                                 ========     ========     ========     ========

-----------

(1)  Represents actual chargeoffs incurred during the period, net of recoveries.

(2) Represents additional allowance for credit losses that would be set aside due to an increase in the managed portfolio.

(3)  Such tax effect is based upon our tax rate for the respective period.

                           PORTFOLIO BASIS YIELD TABLE

                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     JUNE 30,                           JUNE 30,
                                          ------------------------------      ------------------------------
                                             2001 (1)         2000 (1)          2001 (1)          2000 (1)
                                          ------------      ------------      ------------      ------------
Interest income                                   13.5%             13.3%             13.4%             13.3%
Interest expense                                   6.8               6.7               6.9               6.5
                                          ------------      ------------      ------------      ------------
  Net interest income                              6.7               6.6               6.5               6.8
Net chargeoffs                                     2.0               1.4               1.9               1.7
Provision for growth                               0.4               0.5               0.4               0.4
                                          ------------      ------------      ------------      ------------
  Provision for credit losses                      2.4               1.9               2.3               2.1
                                          ------------      ------------      ------------      ------------
  Net interest income after provision
    for credit losses                              4.3               4.7               4.2               4.7
Other income                                       1.0               1.0               1.0               1.1
Operating expenses                                 2.9               3.1               2.9               3.4
                                          ------------      ------------      ------------      ------------
    Income before income tax                       2.4               2.6               2.3               2.4
Income tax                                         1.0               1.1               1.0               0.9
                                          ------------      ------------      ------------      ------------
Portfolio basis net income                         1.4%              1.5%              1.3%              1.5%
                                          ============      ============      ============      ============
Average managed contracts                 $  7,408,488      $  5,842,731      $  7,203,585      $  5,661,430
                                          ============      ============      ============      ============

-----------
(1) Rates are calculated by dividing amounts by average managed contracts for the respective periods.

                     RECONCILIATION OF GAAP BASIS NET INCOME
                          TO PORTFOLIO BASIS NET INCOME

                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30,                    JUNE 30,
                                          ----------------------      ------------------------
                                            2001          2000          2001           2000
                                          --------      --------      ---------      ---------
                                                         (DOLLARS IN THOUSANDS)
GAAP basis net income                     $ 19,543      $ 16,147      $  38,311      $  30,913

Portfolio basis adjustments:
    Gain on sales of contracts              (6,741)                      (6,741)        (7,719)
    Retained interest income                  (241)      (17,616)       (39,015)       (30,932)
    Contractual servicing income           (23,098)      (11,444)        (3,077)       (23,127)
    Net interest income                     55,897        52,307        100,693        108,604
    Provision for credit losses            (11,242)      (12,327)       (29,262)       (33,281)
    Operating expenses                        (672)        1,723         (1,161)           291
                                          --------      --------      ---------      ---------
Total portfolio basis adjustments           13,903        12,643         21,437         13,836
Net tax effect (1)                           5,530         5,056          8,557          5,137
                                          --------      --------      ---------      ---------
           Portfolio basis net income     $ 27,916      $ 23,734      $  51,191      $  39,612
                                          ========      ========      =========      =========

---------------
(1)  Such tax is based on our tax rate for the respective period.

FINANCIAL CONDITION

CONTRACTS RECEIVABLE AND CONTRACTS HELD FOR SALE

We held a portfolio of contracts on balance sheet for investment that totaled $3.6 billion at June 30, 2001 and $3.0 billion at December 31, 2000. The increase is due to treating our $1.0 billion securitization transaction as a secured financing.

The following table presents a summary of our automobile contracts purchased:

                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                JUNE 30,                      JUNE 30,
                       -------------------------     -------------------------
                          2001           2000           2001           2000
                       ----------     ----------     ----------     ----------
                                       (DOLLARS IN THOUSANDS)
New vehicles           $  324,624     $  259,428     $  602,698     $  474,724
Pre-owned vehicles        962,751        822,437      1,867,108      1,577,622
                       ----------     ----------     ----------     ----------
    Total volume       $1,287,375     $1,081,865     $2,469,806     $2,052,346
                       ==========     ==========     ==========     ==========

Prime                  $  943,381     $  744,983     $1,797,043     $1,413,647
Non-prime                 343,994        336,882        672,763        638,699
                       ----------     ----------     ----------     ----------
    Total volume       $1,287,375     $1,081,865     $2,469,806     $2,052,346
                       ==========     ==========     ==========     ==========

AMOUNTS DUE FROM TRUSTS

The excess cash flows generated by contracts sold to each of the securitization trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, we advance additional monies to our subsidiary which originated the securitization trust to initially fund these spread accounts. For transactions treated as sales, we establish a liability associated with the use of the spread account funds, which is reduced as such funds reach predetermined funding levels. We are released from these obligations after the spread account reaches a predetermined funding level. The amounts due from trusts represent amounts due to us that are still under obligation to be held in the spread accounts for transactions treated as sales. The amounts due from trusts at June 30, 2001 was $256 million compared with $366 million at December 31, 2000. The decrease is the result of a reduction in the outstanding amount of securitization transactions treated as sales.

ASSET QUALITY

We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances.

At June 30, 2001, the percentage of accounts delinquent 30 days or greater was 2.81% compared with 3.18% at December 31, 2000. We calculate delinquency based on the contractual due date. Net chargeoffs on average contracts outstanding for the three and six months ended June 30, 2001 were 1.95% and 1.90% compared with 1.35% and 1.67% for the same respective periods in the prior year. The increase in credit loss experience is a result of a slowing economy.

The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and contracts that have been sold and/or securitized but are managed by us:

                                                   JUNE 30, 2001        DECEMBER 31, 2000
                                              ---------------------- ----------------------
                                                AMOUNT    PERCENTAGE   AMOUNT    PERCENTAGE
                                              ----------  ---------- ----------  ----------
                                                      (DOLLARS IN THOUSANDS)
Contracts managed at end of period            $7,617,921             $6,818,182
                                              ==========             ==========
Period of delinquency
    30-59 days                                $  152,109     2.00%   $  157,843     2.32%
    60 days or more                               62,160     0.81        59,166     0.86
                                              ----------     ----    ----------     ----
Total contracts delinquent and
  delinquencies as a percentage of
  contracts managed                           $  214,269     2.81%   $  217,009     3.18%
                                              ==========     ====    =========      ====

The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

                                                  JUNE 30, 2001              DECEMBER 31, 2000
                                             ------------------------     ------------------------
                                             NUMBER OF                    NUMBER OF
                                             CONTRACTS       AMOUNT       CONTRACTS       AMOUNT
                                             ---------     ----------     ---------     ----------
                                                           (DOLLARS IN THOUSANDS)
Contracts managed                             662,941      $7,617,921      616,011      $6,818,182
                                              =======      ==========      =======      ==========
Repossessed vehicles                              703      $    4,485          946      $    6,199
                                              =======      ==========      =======      ==========

Repossessed vehicles as a percentage
  of number and amount of
  contracts outstanding                          0.11%           0.06%        0.15%           0.09%

The following table sets forth information with respect to actual credit loss experience on our portfolio of contracts managed:

                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                       JUNE 30,
                                              --------------------------      --------------------------
                                                 2001            2000           2001            2000
                                              ----------      ----------      ----------      ----------
                                                               (DOLLARS IN THOUSANDS)
Contracts managed                             $7,617,921      $6,071,044      $7,617,921      $6,071,044
                                              ==========      ==========      ==========      ==========

Average contracts managed during period       $7,408,488      $5,842,731      $7,203,585      $5,661,430
                                              ==========      ==========      ==========      ==========

Gross chargeoffs                              $   50,711      $   31,747      $   98,937      $   72,699
Recoveries                                        14,585          11,987          30,330          25,475
                                              ----------      ----------      ----------      ----------
Net chargeoffs                                $   36,126      $   19,760      $   68,607      $   47,224
                                              ==========      ==========      ==========      ==========

Net chargeoffs as a percentage of average
  contracts managed during period                   1.95%           1.35%           1.90%           1.67%
                                              ==========      ==========      ==========      ==========

The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:

                     CUMULATIVE STATIC POOL LOSS CURVES (1)

                                AT JUNE 30, 2001


     PERIOD (2)   1997-C   1997-D   1998-A    1998-B   1998-C   1999-A   1999-B   1999-C   2000-A   2000-B
----------------------------------------------------------------------------------------------------------
        1          0.00%   0.00%     0.00%    0.00%    0.00%     0.00%    0.00%    0.00%    0.00%   0.00%
        2          0.05%   0.05%     0.04%    0.02%    0.04%     0.04%    0.04%    0.02%    0.03%   0.02%
        3          0.12%   0.14%     0.11%    0.08%    0.11%     0.11%    0.11%    0.10%    0.10%   0.09%
        4          0.29%   0.31%     0.25%    0.18%    0.23%     0.20%    0.26%    0.25%    0.20%   0.24%
        5          0.46%   0.56%     0.44%    0.38%    0.39%     0.33%    0.47%    0.40%    0.36%   0.39%
        6          0.67%   0.75%     0.66%    0.59%    0.50%     0.46%    0.66%    0.56%    0.55%   0.59%
        7          0.93%   0.99%     0.95%    0.83%    0.61%     0.62%    0.87%    0.71%    0.71%   0.78%
        8          1.16%   1.24%     1.23%    1.03%    0.75%     0.76%    1.00%    0.86%    0.91%   0.99%
        9          1.37%   1.47%     1.50%    1.21%    0.86%     0.92%    1.13%    1.01%    1.10%   1.17%
        10         1.66%   1.75%     1.79%    1.40%    1.00%     1.11%    1.24%    1.14%    1.27%   1.33%
        11         1.94%   2.06%     2.03%    1.53%    1.17%     1.30%    1.35%    1.34%    1.45%   1.44%
        12         2.16%   2.35%     2.21%    1.62%    1.32%     1.47%    1.44%    1.52%    1.58%   1.57%
        13         2.40%   2.63%     2.39%    1.74%    1.48%     1.61%    1.58%    1.74%    1.73%   1.72%
        14         2.65%   2.86%     2.49%    1.84%    1.66%     1.73%    1.74%    1.94%    1.85%   1.86%
        15         2.90%   3.05%     2.60%    1.96%    1.79%     1.81%    1.85%    2.09%    2.00%
        16         3.15%   3.19%     2.72%    2.10%    1.91%     1.89%    2.03%    2.27%    2.15%
        17         3.36%   3.32%     2.85%    2.22%    2.01%     2.00%    2.16%    2.39%
        18         3.55%   3.42%     2.98%    2.40%    2.07%     2.10%    2.30%    2.53%
        19         3.70%   3.50%     3.11%    2.55%    2.11%     2.24%    2.42%    2.67%
        20         3.81%   3.60%     3.25%    2.69%    2.17%     2.35%    2.50%    2.81%
        21         3.91%   3.69%     3.35%    2.79%    2.24%     2.46%    2.58%    2.92%
        22         4.00%   3.81%     3.48%    2.85%    2.34%     2.55%    2.67%
        23         4.11%   3.96%     3.62%    2.89%    2.43%     2.63%    2.77%
        24         4.21%   4.10%     3.70%    2.92%    2.52%     2.71%    2.87%
        25         4.30%   4.23%     3.75%    2.97%    2.62%     2.77%
        26         4.44%   4.34%     3.80%    3.04%    2.71%     2.82%
        27         4.56%   4.44%     3.87%    3.13%    2.80%     2.89%
        28         4.66%   4.51%     3.92%    3.18%    2.87%     2.96%
        29         4.77%   4.54%     3.98%    3.24%    2.90%     3.02%
        30         4.79%   4.56%     4.06%    3.32%    2.95%
        31         4.83%   4.57%     4.11%    3.38%    2.30%
        32         4.86%   4.63%     4.17%    3.43%    2.32%
        33         4.88%   4.67%     4.22%    3.47%
        34         4.90%   4.71%     4.27%    3.48%
        35         4.92%   4.76%     4.32%    3.52%
        36         4.98%   4.80%     4.34%    3.54%
        37         5.01%   4.84%     4.35%    3.58%
        38         5.06%   4.89%     4.38%
        39         5.10%   4.92%     4.39%
        40         5.14%   4.92%     4.43%
        41         5.17%   4.93%
        42         5.17%   4.95%
        43         5.17%   4.97%
        44         5.17%
        45         5.19%
        46         5.20%
    PRIME MIX        53%     49%       57%      67%      70%       70%      70%      67%      69%     69%

                     CUMULATIVE STATIC POOL LOSS CURVES (1)

                                AT JUNE 30, 2001


    PERIOD (2)       2000-C (4)      2000-D         2001-A    2001-B (4)
-----------------------------------------------------------------------
         1             0.00%          0.00%         0.00%        0.00%
         2             0.04%          0.04%         0.03%        0.03%
         3             0.13%          0.11%         0.09%
         4             0.27%          0.24%         0.20%
         5             0.46%          0.39%         0.33%
         6             0.65%          0.54%
         7             0.81%          0.74%
         8             0.93%          0.93%
         9             1.07%
        10             1.24%
        11             1.41%
PRIME MIX (3)            68%            70%           72%          73%

------------------
(1) Cumulative static pool losses are equal to the cumulative amount of losses actually recognized up to and including a given month divided by the original principal balance of the securitization transaction.

(2) Represents the number of months since the inception of the securitization transaction.

(3)  Represents the original percentage of prime contacts sold within each pool.

(4) Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We service these contracts pursuant to an agreement with Westcorp and the securitization trust.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of our consistent managed growth and efficient operations.

In addition to our indirect statement of cash flows as presented under GAAP, we also analyze the key cash flows from our operations on a direct basis excluding certain items such as the purchase or sale of contracts. The following table shows our operating cash flows:

                                            SIX MONTHS ENDED
                                                JUNE 30,
                                         -----------------------
                                           2001           2000
                                         --------        -------
                                          (DOLLARS IN THOUSANDS)
     Cash flows from owned loans         $128,206        $86,382
     Cash flows from trusts                35,015         76,258
     Contractual servicing income          39,015         23,127
     Cash gain on sale                      6,741
     Other fee income                      33,788         27,784

     Less:
     Dealer participation                  61,747         48,401
     Operating costs                      103,675         95,049
                                         --------        -------
     Operating cash flows                $ 77,343        $70,101
                                         ========        =======

Operating cash flows improved for the six months ended June 30, 2001 compared with the six months ended June 30, 2000 as a result of improving net interest margins on our managed portfolio as well as improved operating efficiency.

PRINCIPAL SOURCES OF CASH

o Collections of Principal and Interest from Contracts - Principal and interest collections totaled $1.1 billion and $2.1 billion for the three and six months ended June 30, 2001, respectively, compared with $867 million and $1.7 billion for the same respective periods in the prior year.

o Contract Securitizations - Contract sales and securitizations totaled $1.4 billion and $2.4 billion for the three and six months ended June 30, 2001, respectively, compared with $1.0 billion and $2.2 billion for the same respective periods in the prior year.

PRINCIPAL USES OF CASH

o Purchase of Automobile Contracts - We purchased $1.3 billion and $2.5 billion of contracts during the three and six months ended June 30, 2001, respectively, compared with $1.1 billion and $2.1 billion for the same respective periods in the prior year.

o Payments of Principal and Interest on Securitization Transactions - Payments of principal and interest to noteholders and certificateholders totaled $0.9 billion and $1.6 billion for the three and six months ended June 30, 2001, respectively, compared with $0.7 billion and $1.7 billion for the same respective periods in the prior year. During the first quarter of the prior year, we paid off a $500 million conduit facility secured by automobile contracts in a private placement established in September 1999. This caused our year-to-date payment of principal and interest to decrease in the current year compared to the prior year.

o Advances to Spread Accounts - The amounts due from trusts at June 30, 2001, including initial advances not yet returned, was $256 million compared with $366 million at December 31, 2000.

o Dealer Participation - Participation paid by us to dealers for the three and six months ended June 30, 2001 totaled $32.5 million and $61.7 million, respectively, compared with $25.5 and $48.4 million for the same respective periods in the prior year.

o Operating Our Business - Total operating expenses totaled $53.0 million and $104 million for the three and six months ended June 30, 2001, respectively, compared with $47.4 million and $95.0 million for the same respective periods in the prior year.

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

     o the ability to originate new contracts in a sufficient amount to reach our needs, as a decrease in the amount we originate will reduce our earnings;

     o a decrease in the difference between the average interest rate we receive on the contracts we originate and the rate of interest we must pay to fund those contracts, as a decrease will reduce our earnings;

     o the continued availability of sources of funding for our operations, as a reduction in the availability of funding will reduce our ability to originate contracts;

     o the level of notes treated as secured financings, as the level will impact the timing of revenue recognition;

     o the level of operating costs, as an increase in those costs will reduce our net earnings;

     o the amount of capital and liquidity received from our parent company and a reduction in the availability of capital and liquidity from our parent will reduce our ability to originate contracts

     o  the effect of new laws, regulations and court decisions; and

     o  a change in general economic conditions.

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 3, 2001, we held our annual shareholders' meeting. There were 28,466,275 shares of common stock outstanding entitled to vote, and a total of 27,548,319 (96.78%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to our shareholders:

        1. Proposal to elect directors, each for a two-year term

                                     FOR            WITHHELD
                                  ----------        --------
           James R. Dowlan        27,372,471        175,849
           Ernest S. Rady         27,308,495        239,825
           Howard Reese           27,372,071        176,249
           Joy Schaefer           27,308,495        239,825

        2. Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2001

                                  FOR             AGAINST
                               ----------         -------
                               27,532,820          15,500

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


                                               WFS FINANCIAL INC
                                           ---------------------------
                                                  (Registrant)


Date: August 13, 2001                      By:  /s/ JOY SCHAEFER
                                                --------------------------------
                                                Joy Schaefer
                                                Vice Chairman, Director, and
                                                Chief Executive Officer


Date: August 13, 2001                      By:  /s/ LEE A. WHATCOTT
                                                --------------------------------
                                                Lee A. Whatcott
                                                Senior Executive Vice President
                                                (Principal Financial and
                                                Accounting Officer) and Chief
                                                Financial Officer