Form 10-Q
period 2001-09-30
WFS FINANCIAL INC
filed 2001-11-14
CIK 946343

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


As of October 31, 2001 the registrant had 34,818,336 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 27.

                       WFS FINANCIAL INC AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                      Page No.
                                                                                      --------
PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Statements of Financial Condition at
             September 30, 2001 and December 31, 2000                                     3

             Consolidated Statements of Income for the Three and Nine
             Months Ended September 30, 2001 and 2000                                     4

             Consolidated Statements of Changes in Shareholders' Equity
             for the Periods Ended September 30, 2001 and December 31, 2000               5

             Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2001 and 2000                                6

             Notes to Unaudited Consolidated Financial Statements                         7

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                         12

PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                                           26

  Item 2.    Changes in Securities                                                       26

  Item 3.    Defaults Upon Senior Securities                                             26

  Item 4.    Submission of Matters to a Vote of Security Holders                         26

  Item 5.    Other Information                                                           26

  Item 6.    Exhibits and Reports on Form 8-K                                            26

SIGNATURES                                                                               27

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS

                       WFS FINANCIAL INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    SEPTEMBER 30,     DECEMBER 31,
                                                        2001              2000
                                                     (UNAUDITED)
                                                    -----------------------------
                                                        (DOLLARS IN THOUSANDS)
ASSETS
 Cash and short-term investments                    $    39,883       $    25,296
 Investment securities available for sale                 5,034             6,517
 Contracts receivable                                 4,530,018         3,049,475
 Allowance for credit losses                           (110,816)          (71,308)
                                                    -----------       -----------
   Contracts receivable, net                          4,419,202         2,978,167
 Amounts due from trusts                                206,617           366,125
 Retained interest in securitized assets                 54,117           111,558
 Premises and equipment, net                             35,053            36,526
 Accrued interest receivable                             32,253            23,116
 Other assets                                            54,998            27,832
                                                    -----------       -----------
          TOTAL ASSETS                              $ 4,847,157       $ 3,575,137
                                                    ===========       ===========

LIABILITIES
 Secured lines of credit -- parent                  $    12,685       $   235,984
 Notes payable on automobile secured financing        3,750,342         2,249,363
 Notes payable -- parent                                 67,500           146,219
 Amounts held on behalf of trustee                      510,876           590,715
 Other liabilities                                       55,550            35,651
                                                    -----------       -----------
          TOTAL LIABILITIES                           4,396,953         3,257,932

SHAREHOLDERS' EQUITY
 Common stock, (no par value; authorized
   50,000,000 shares; issued and
   outstanding 34,818,336 shares in 2001
   and 28,446,837 in 2000)                              227,551           112,070
 Paid-in capital                                          4,337             4,337
 Retained earnings                                      248,714           201,062
 Accumulated other comprehensive loss, net of
   tax                                                  (30,398)             (264)
                                                    -----------       -----------
          TOTAL SHAREHOLDERS' EQUITY                    450,204           317,205
                                                    -----------       -----------
          TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                $ 4,847,157       $ 3,575,137
                                                    ===========       ===========


     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                               -------------------------------- -----------------------------
                                                  2001              2000            2001             2000
                                               -----------      -----------      -----------      -----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES:
          Interest income                      $   139,731      $    80,609      $   386,646      $   217,923
          Interest expense                          58,445           33,938          171,039           88,951
                                               -----------      -----------      -----------      -----------
             Net interest income                    81,286           46,671          215,607          128,972
          Servicing income                          25,368           45,463          103,900          129,281
          Gain on sale of contracts                                   6,004            6,741           13,723
                                               -----------      -----------      -----------      -----------
                  TOTAL REVENUES                   106,654           98,138          326,248          271,976

EXPENSES:
          Provision for credit losses               41,179           21,359           93,272           47,893
          Operating expenses:
             Salaries and associate benefit         29,860           28,585           95,310           89,304
             Credit and collections                  7,411            5,327           20,208           15,496
             Data processing                         3,879            4,117           12,746           11,786
             Miscellaneous                           8,960            9,262           25,521           25,754
                                               -----------      -----------      -----------      -----------
                  TOTAL OPERATING EXPENSES          50,110           47,291          153,785          142,340
                                               -----------      -----------      -----------      -----------
                  TOTAL EXPENSES                    91,289           68,650          247,057          190,233
                                               -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAX                            15,365           29,488           79,191           81,743
          Income tax                                 6,024           12,180           31,539           33,522
                                               -----------      -----------      -----------      -----------
NET INCOME                                     $     9,341      $    17,308      $    47,652      $    48,221
                                               ===========      ===========      ===========      ===========


Net income per common share:
          Basic                                $      0.27      $      0.61      $      1.52      $      1.72
                                               ===========      ===========      ===========      ===========
          Diluted                              $      0.27      $      0.61      $      1.52      $      1.71
                                               ===========      ===========      ===========      ===========


Weighed average number of common shares
   outstanding:
          Basic                                 34,817,974       28,424,147       31,322,213       28,091,886
          Diluted                               34,913,874       28,535,218       31,413,509       28,211,248




     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                                                             COMPREHENSIVE
                                                     COMMON         PAID-IN       RETAINED    INCOME (LOSS)
                                       SHARES         STOCK         CAPITAL       EARNINGS     NET OF TAX       TOTAL
                                    -----------    -----------    -----------   -----------   ------------   -----------
                                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at January 1, 2000           25,771,956    $    74,010    $     4,327   $   134,690   $      (839)   $   212,188
   Net income                                                                        66,372                       66,372
   Unrealized gains on retained
         interest in securitized
         assets, net of tax(1)                                                                        575            575
                                                                                                             -----------
   Comprehensive income                                                                                           66,947
   Issuance of common stock           2,674,881         38,060             10                                     38,070
                                    -----------    -----------    -----------   -----------   -----------    -----------
Balance at December 31, 2000         28,446,837        112,070          4,337       201,062          (264)       317,205
   Net income                                                                        47,652                       47,652
   Unrealized gains on retained
      interest in securitized
      assets, net of tax(1)                                                                         1,103          1,103
   Unrealized losses on cash flow
      hedges, net of tax(2)                                                                       (39,176)       (39,176)
   Reclassification adjustment
      for losses on cash
      flow hedges included in
      net income(3)                                                                                 7,939          7,939
                                                                                                             -----------
   Comprehensive income                                                                                           17,518
   Issuance of common stock           6,371,499        115,481                                                   115,481
                                    -----------    -----------    -----------   -----------   -----------    -----------
Balance at September 30, 2001        34,818,336    $   227,551    $     4,337   $   248,714   $   (30,398)   $   450,204
                                    ===========    ===========    ===========   ===========   ===========    ===========

(1) The pre-tax decrease in unrealized losses on retained interest in securitized assets was $1.9 million for the nine months ended September 30, 2001 compared with $1.0 million for the period ended December 31, 2000.

(2) The pre-tax increase in unrealized losses on cash flow hedges was $66.4 million for the nine months ended September 30, 2001.

(3) The pre-tax amount reclassified into earnings was $13.5 million for the nine months ended September 30, 2001.


     See accompanying notes to unaudited consolidated financial statements.

                       WFS FINANCIAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              --------------------------
                                                                  2001          2000
                                                              -----------    -----------
                                                                 (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                    $    47,652    $    48,221
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for credit losses                                      93,272         47,893
  Depreciation and amortization                                    77,635         69,916
Proceeds from sale of contracts                                 1,414,303      2,091,231
Increase in other assets                                          (29,219)       (18,134)
Increase (decrease) in other liabilities                           19,900        (17,773)
                                                              -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       1,623,543      2,221,354

INVESTING ACTIVITIES
Contracts receivable:
   Purchase of contracts                                       (3,734,697)    (3,222,888)
   Contract payments and payoffs                                  786,184        376,600
Increase in retained interest in securitized assets                              (19,240)
Decrease in amounts due from trust                                159,508         56,020
Purchase of premises and equipment                                 (6,723)        (6,614)
                                                              -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                          (2,795,728)    (2,816,122)

FINANCING ACTIVITIES
Proceeds from notes payable on automobile secured financing     2,195,655      1,482,024
Payments on notes payable on automobile secured financing        (720,400)      (563,777)
Payments on notes payable -- parent                               (78,719)       (32,689)
Payments on secured lines of credit                              (223,300)      (255,838)
Decrease in amounts held on behalf of trustee                     (79,840)       (51,272)
Issuance of common stock                                          115,481         37,910
Payments on cash flow hedges                                      (22,105)
                                                              -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,186,772        616,358
                                                              -----------    -----------
INCREASE IN CASH AND CASH EQUIVALENTS                              14,587         21,590
Cash and cash equivalents at beginning of period                   25,296          7,120
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    39,883    $    28,710
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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the WFS Financial Inc Form 10-K/A. Certain amounts from the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations, also known as SFAS No. 141 and Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Intangible Assets, also known as SFAS No. 142. Under SFAS No. 141 and SFAS No. 142, companies may no longer use the pooling-of-interest accounting method for business combinations or account for mergers on their financial statements under the traditional purchase method, which required companies to amortize goodwill assets over a specific time period. Instead purchased goodwill will remain on the balance sheet as an asset subject to impairment reviews. SFAS 141 does not have a material impact on our earnings or financial position, and SFAS No. 142 is not expected to have a material effect on our earnings or financial position.

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

Net contracts receivable consisted of the following:

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         2001            2000
                                                     ------------    -----------
                                                         (DOLLARS IN THOUSANDS)
Contracts                                             $ 4,519,748    $ 3,057,558
Unearned discounts                                        (75,501)       (67,109)
                                                      -----------    -----------
    Net contracts                                       4,444,247      2,990,449
Allowance for credit losses                              (110,816)       (71,308)
Dealer participation, net of deferred contract fees        85,771         59,026
                                                      -----------    -----------
    Net contracts receivable                          $ 4,419,202    $ 2,978,167
                                                      ===========    ===========

Contracts managed by us totaled $8.0 billion. Of the $8.0 billion, $4.4 billion are owned by us, $2.1 billion are owned by Westcorp, our ultimate parent, and $1.5 billion are owned by securitization trusts.

NOTE 3 -- ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
                                     ----------------------    ----------------------
                                        2001        2000         2001         2000
                                     ---------    ---------    ---------    ---------
                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of period       $  90,775    $  51,528    $  71,308    $  36,682
Provision for credit losses             41,179       21,359       93,272       47,893
Charged off contracts                  (29,423)     (14,089)     (73,289)     (31,618)
Write-down of nonperforming assets      (1,210)                   (3,844)
Recoveries                               9,495        3,868       23,369        9,709
                                     ---------    ---------    ---------    ---------
Balance at end of period             $ 110,816    $  62,666    $ 110,816    $  62,666
                                     =========    =========    =========    =========


NOTE 4 -- RETAINED INTEREST IN SECURITIZED ASSETS

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

The following table presents the activity of the RISA:

                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                    ---------------------------------------------------------
                                      2001            2000            2001            2000
                                    ---------       ---------       ---------       ---------
                                                      (DOLLARS IN THOUSANDS)
Balance at beginning of period      $  80,602       $ 140,639       $ 111,558       $ 167,277
Additions                                                                              19,240
Amortization                          (26,881)        (17,341)        (59,312)        (62,669)
Change in unrealized gain/loss
  on RISA(1)                              396           1,378           1,871             828
                                    ---------       ---------       ---------       ---------
Balance at end of period (2)        $  54,117       $ 124,676       $  54,117       $ 124,676
                                    =========       =========       =========       =========

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

(2) There are no restrictions on the RISA.



The following table presents the estimated future undiscounted cash flows to be received from securitizations treated as sales:

                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                      2001               2000
                                                                  ------------       -----------
                                                                       (DOLLARS IN THOUSANDS)

Estimated net undiscounted RISA earnings                           $   114,218       $   235,270
Off balance sheet allowance for credit losses                          (56,192)         (110,339)
Discount to present value                                               (3,909)          (13,373)
                                                                   -----------       -----------
Retained interest in securitized assets                            $    54,117       $   111,558
                                                                   ===========       ===========
Outstanding balance of contracts sold through securitizations      $ 1,485,527       $ 2,608,017

Off balance sheet allowance for losses as a percent of
contracts sold through securitizations                                    3.78%             4.23%


The decline in the off balance sheet allowance for credit losses both on a dollar and percent basis is the result of our securitization transactions no longer being treated as sales. Older transactions treated as sales have lower losses each month after securitization as estimated future credit losses are realized. We believe that the off balance sheet allowance for credit losses is adequate to absorb probable losses in the sold portfolio that can be reasonably estimated.

NOTE 5 -- NOTES PAYABLE ON AUTOMOBILE SECURED FINANCING

For the nine months ended September 30, 2001, we issued $2.2 billion of notes secured by automobile contracts. Interest payments on the notes are due quarterly, in arrears, based on the respective note's interest rate. There was $3.8 billion of notes payable on automobile secured financing outstanding at September 30, 2001 compared with $2.2 billion at December 31, 2000. Interest expense totaled $55.3 million and $158 million for the three and nine months ended September 30, 2001, respectively, compared with $26.3 million and $51.0 million for the same respective periods in the prior year. The increase in interest expense is due to treating our recent securitization transactions as secured financings rather than sales.

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

Included in notes payable on automobile secured financing are variable rate notes related to our secured financing transactions. To protect against potential changes in interest rates affecting future payments on the notes, we enter into fixed-rate swap agreements. Unrealized gains or losses related to these agreements are deferred in accumulated other comprehensive income (loss). Cash received or cash paid related to these agreements are included in interest expense.

NOTE 6 -- RIGHTS OFFERING

We completed a rights offering in May 2001 in which we raised a total of $116 million through the issuance of 6.4 million additional common shares at a price of $18.25 per share. With the completion of this offering, our total number of common shares issued and outstanding increased 22% to 35.0 million shares.

NOTE 7 -- WHOLE LOAN SALE

For the nine months ended September 30, 2001, we sold $1.4 billion of automobile contracts to Westcorp, in a whole loan sale. These receivables were subsequently securitized by Westcorp and continue to be managed by us under the terms of the securitization. As a result of selling contracts in a whole loan sale rather than securitizing them in a secured financing transaction, we reclassified into income approximately $4.0 million of deferred losses from accumulated other comprehensive income (loss) related to hedges of future interest payments on the forecasted secured financing. The hedge loss was netted against the gain on sale on the Consolidated Statement of Income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the nation's largest independent automobile finance companies with 28 years of experience in the automobile finance industry. We originate, service and securitize new and pre-owned automobile installment contracts which are generated through our relationships with over 7,800 franchised and independent automobile dealers in 43 states. We originated $3.7 billion of automobile contracts during the nine months ended September 30, 2001 and managed a portfolio of $8.0 billion at September 30, 2001.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (net interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $81.3 million and $216 million for the three and nine months ended September 30, 2001, respectively, compared with $46.7 million and $129 million for the same respective periods in 2000. The increase in net interest income is primarily the result of us treating our recent securitization transactions as secured financings.

The following table shows the average rate earned on contracts and the average rate paid on borrowings together with the corresponding net interest rate spread for the periods indicated. The average cost of borrowings represents the average combined rate of the senior note, promissory note, line of credit, and notes payable on automobile secured financings.

                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                         SEPTEMBER 30,           SEPTEMBER 30,
                                      ------------------      ------------------
                                       2001        2000        2001        2000
                                      -----       -----       -----       -----
                                               (DOLLARS IN THOUSANDS)
Yield on interest earning assets      13.01%      14.19%      13.36%      13.94%
Cost of borrowings                     5.72        7.44        5.93        7.08
                                      -----       -----       -----       -----
Net interest rate spread               7.29%       6.75%       7.43%       6.86%
                                      =====       =====       =====       =====

Net interest spread increased as more automobile contracts were held on the balance sheet as we utilized our own liquidity sources and completed more securitizations that were accounted for as secured financings. Also, net interest spreads on contracts securitized have widened due to a declining interest rate environment.

SERVICING INCOME

The components of servicing income were as follows:

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                        -------------------------      -------------------------
                                          2001            2000           2001            2000
                                        ---------       ---------      ---------       ---------
                                                          (DOLLARS IN THOUSANDS)
Retained interest income (expense)      $ (17,867)      $  12,453      $ (14,790)      $  43,385
Contractual servicing income               24,948          16,518         63,962          39,644
Other fee income                           18,287          16,492         54,728          46,252
                                        ---------       ---------      ---------       ---------
         Total servicing income         $  25,368       $  45,463      $ 103,900       $ 129,281
                                        =========       =========      =========       =========

Retained interest expense totaled $17.9 million and $14.8 million for the three and nine months ended September 30, 2001, respectively, compared with retained interest income of $12.5 million and $43.4 million for the same respective periods in 2000. For accounting purposes, this income is only recognized on contracts sold through securitization transactions treated as sales. Retained interest income on securitization transactions treated as sales is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio. The retained interest expense recognized in 2001 is the result of higher chargeoffs on our sold portfolio as well as revised estimates of future chargeoffs due to continued slowing in the economy.

Contractual servicing income totaled $25.0 million and $64.0 million for the three and nine months ended September 30, 2001, respectively, compared with $16.5 million and $39.6 million for the same respective periods in 2000. For accounting purposes, contractual servicing income is only recognized on contracts sold through securitization transactions treated as sales or whole loan sales. According to the terms of each securitization transaction, contractual servicing income is generally earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts managed. Contractual servicing income increased due to additional servicing income received from our whole loan sales. According to the terms of the whole loan sales, we may earn additional servicing fee income if cumulative static pool losses are below certain specified levels.

Other fee income totaled $18.3 million and $54.7 million for the three and nine months ended September 30, 2001, respectively, compared with $16.5 million and $46.3 million for the same respective periods in 2000. Other fee income consists primarily of documentation fees, late charges, deferment fees and other additional servicing fee income on our managed portfolio, including contracts securitized in transactions accounted for as sales and secured financings and contracts not securitized. The increase in other fee income is due to the growth in our average managed portfolio to $7.8 billion and $7.4 billion for the three and nine months ended September 30, 2001 compared with $6.3 billion and $5.9 billion for the same respective periods in 2000.

GAIN ON SALE OF CONTRACTS

Contract sales and securitizations totaled $1.2 billion and $3.6 billion for the three and nine months ended September 30, 2001, respectively, compared with $1.4 billion and $3.6 billion for the same respective periods in the prior year. Of the $3.6 billion sold or securitized in the current year, $2.2 billion was treated as a secured financing and $1.4 billion was treated as a whole loan sale compared with $2.1 billion treated as a sale and $1.5 billion treated as secured financing in the prior year. We recognized no gain on sale and a cash gain on sale of $6.7 million for the three and nine months ended September 30, 2001 compared with a $6.0 million cash gain on sale and $13.7 million gain on sale, of which $7.7 million was non-cash, for the same respective periods in the prior year.

PROVISION FOR CREDIT LOSSES

We maintain an allowance for credit losses to cover probable losses which can be reasonably estimated for contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on such contracts or by reversing the allowance for credit losses through the provision for credit losses when the amount of contracts held on balance sheet is reduced from securitization transactions treated as sales or whole loan sales. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet and historical loss trends. We believe that the allowance for credit losses is adequate to absorb probable losses in our owned portfolio which can be reasonably estimated.

The provision for credit losses was $41.2 million and $93.3 million for the three and nine months ended September 30, 2001, respectively, compared with $21.4 million and $47.9 million for the same respective periods in 2000. The increase in the provision for credit losses was primarily the result of our loans held on balance sheet increasing by approximately $927 million or 26% from the previous quarter. Due to this increase, we recorded $21.3 million in provisions for credit losses in excess of chargeoffs. The increase in provision for credit losses was also due to higher chargeoffs related to continued slowing in the economy. The allowance for credit losses as a percentage of owned contracts outstanding was 2.4% at September 30, 2001 compared with 2.3% at December 31, 2000.

OPERATING EXPENSES

Total operating expenses were $50.1 million and $154 million for the three and nine months ended September 30, 2001, respectively, compared with $47.3 million and $142 million for the same respective periods in 2000. Operating expenses as a percentage of average managed contracts declined to 2.6% and 2.8% for the three and nine months ended September 30, 2001 compared with 3.0% and 3.2% for the same respective periods in the prior year. Operating costs as a percent of total revenues declined to 47% for the three and nine months ended September 30, 2001, respectively, compared with 48% and 52% for the same respective periods a year earlier.

INCOME TAXES

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp, the holding company parent of the Bank. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate for the three and nine months ended September 30, 2001 was 39.2% and 39.8%, respectively, compared with 41.3% and 41.0% for the same respective periods in the prior year.

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

The following tables present the portfolio basis statements of income, portfolio basis yields and reconciliation to net income as reflected in our Consolidated Statements of Income:

                      PORTFOLIO BASIS STATEMENTS OF INCOME

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                       ----------------------      ----------------------
                                                         2001          2000          2001          2000
                                                       --------      --------      --------      --------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                        $262,698      $213,924      $745,404      $589,275
Interest expense                                        126,790       108,378       374,481       292,974
                                                       --------      --------      --------      --------
   Net interest income                                  135,908       105,546       370,923       296,301
Net chargeoffs(1)                                        44,765        30,381       113,373        77,607
Provision for growth(2)                                   5,533         6,122        18,281        18,711
                                                       --------      --------      --------      --------
   Provision for credit losses                           50,298        36,503       131,654        96,318
                                                       --------      --------      --------      --------
   Net interest income after provision for credit
   losses                                                85,610        69,043       239,269       199,983
Other income                                             18,198        16,491        54,638        46,251
Operating expenses                                       50,828        47,312       155,664       142,920
                                                       --------      --------      --------      --------
   Income before income tax                              52,980        38,222       138,243       103,314
Income tax(3)                                            20,771        15,788        54,843        42,268
                                                       --------      --------      --------      --------
Portfolio basis net income                             $ 32,209      $ 22,434      $ 83,400      $ 61,046
                                                       ========      ========      ========      ========

Portfolio basis net income per common share --
diluted                                                $   0.92      $   0.79      $   2.65      $   2.16
                                                       ========      ========      ========      ========
GAAP basis net income per common share -- diluted      $   0.27      $   0.61      $   1.52      $   1.71
                                                       ========      ========      ========      ========

(1) Represents actual chargeoffs incurred during the period, net of recoveries.
(2) Represents additional allowance for credit losses that would be set aside due to an increase in the managed portfolio.
(3) Such tax effect is based upon our tax rate for the respective period.

                           PORTFOLIO BASIS YIELD TABLE

                                                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,                            SEPTEMBER 30,
                                                 -------------------------------       -------------------------------
                                                    2001(1)            2000(1)            2001(1)             2000(1)
                                                 ------------       ------------       ------------       ------------
Interest income                                          13.4%              13.6%              13.4%              13.4%
Interest expense                                          6.5                6.9                6.7                6.7
                                                 ------------       ------------       ------------       ------------
     Net interest income                                  6.9                6.7                6.7                6.7
Net chargeoffs                                            2.2                1.9                2.1                1.8
Provision for growth                                      0.3                0.4                0.3                0.4
                                                 ------------       ------------       ------------       ------------
    Provision for credit losses                           2.5                2.3                2.4                2.2
                                                 ------------       ------------       ------------       ------------
    Net interest income after provision for
        credit losses                                     4.4                4.4                4.3                4.5
Other income                                              0.9                1.1                1.0                1.1
Operating expenses                                        2.6                3.0                2.8                3.4
                                                 ------------       ------------       ------------       ------------
    Income before income tax                              2.7                2.5                2.5                2.2
Income tax                                                1.1                1.0                1.0                1.0
                                                 ------------       ------------       ------------       ------------
Portfolio basis net income                                1.6%               1.5%               1.5%               1.2%
                                                 ============       ============       ============       ============
Average managed contracts                        $  7,801,032       $  6,286,588       $  7,403,432       $  5,869,816
                                                 ============       ============       ============       ============

(1) Rates are calculated by dividing amounts by average managed contracts for the respective periods.


                     RECONCILIATION OF GAAP BASIS NET INCOME
                          TO PORTFOLIO BASIS NET INCOME

                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                         -------------------------       -------------------------
                                           2001            2000             2001            2000
                                         ---------       ---------       ---------       ---------
                                                            (DOLLARS IN THOUSANDS)
GAAP basis net income                    $   9,341       $  17,308       $  47,652       $  48,221
Portfolio basis adjustments:
    Gain on sales of contracts                              (6,004)         (6,741)        (13,723)
    Retained interest income                17,867         (12,453)         14,790         (43,385)
    Contractual servicing income           (24,948)        (16,518)        (63,962)        (39,644)
    Net interest income                     54,622          58,875         155,316         167,329
    Provision for credit losses             (9,119)        (15,144)        (38,382)        (48,424)
    Operating expenses                        (807)            (22)         (1,969)           (582)
                                         ---------       ---------       ---------       ---------
Total portfolio basis adjustments           37,615           8,734          59,052          21,571
Net tax effect (1)                          14,747           3,608          23,304           8,746
                                         ---------       ---------       ---------       ---------
         Portfolio basis net income      $  32,209       $  22,434       $  83,400       $  61,046
                                         =========       =========       =========       =========

(1) Such tax is based on our tax rate for the respective period.

FINANCIAL CONDITION

CONTRACTS RECEIVABLE

We held a portfolio of contracts on balance sheet for investment that totaled $4.5 billion at September 30, 2001 and $3.0 billion at December 31, 2000. The increase is due to treating our $2.2 billion securitization transactions as secured financings.

The following table presents a summary of our automobile contracts purchased:

                           THREE MONTHS ENDED                NINE MONTHS ENDED
                              SEPTEMBER 30,                    SEPTEMBER 30,
                        --------------------------      --------------------------
                           2001            2000            2001            2000
                        ----------      ----------      ----------      ----------
                                         (DOLLARS IN THOUSANDS)
New vehicles            $  351,000      $  306,301      $  953,697      $  780,848
Pre-owned vehicles         913,891         864,241       2,781,000       2,442,040
                        ----------      ----------      ----------      ----------
    Total volume        $1,264,891      $1,170,542      $3,734,697      $3,222,888
                        ==========      ==========      ==========      ==========

Prime                   $  980,167      $  789,718      $2,777,210      $2,203,366
Non-prime                  284,724         380,824         957,487       1,019,522
                        ----------      ----------      ----------      ----------
    Total volume        $1,264,891      $1,170,542      $3,734,697      $3,222,888
                        ==========      ==========      ==========      ==========

AMOUNTS DUE FROM TRUSTS

The excess cash flows generated by contracts sold to each of the securitization trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, we advance additional monies to our subsidiary which originated the securitization trust to initially fund these spread accounts. For transactions treated as sales, we establish a liability associated with the use of the spread account funds, which is reduced as such funds reach predetermined funding levels. We are released from these obligations after the spread account reaches a predetermined funding level. The amounts due from trusts represent amounts due to us that are still under obligation to be held in the spread accounts for transactions treated as sales. The amounts due from trusts at September 30, 2001 was $207 million compared with $366 million at December 31, 2000. The decrease is the result of a reduction in the outstanding amount of securitization transactions treated as sales.

ASSET QUALITY

We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances.

At September 30, 2001, the percentage of accounts delinquent 30 days or greater was 3.06% compared with 3.18% at December 31, 2000. We calculate delinquency based on the contractual due date. Net chargeoffs on average contracts outstanding for the three and nine months ended September 30, 2001 were 2.30% and 2.04% compared with 1.93% and 1.76% for the same respective periods in the prior year. The increase in credit loss experience is a result of continued slowing in the economy.

The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and contracts that have been sold and/or securitized but are managed by us:

                                            SEPTEMBER 30, 2001                DECEMBER 31, 2000
                                        -----------------------------------------------------------
                                          AMOUNT        PERCENTAGE          AMOUNT       PERCENTAGE
                                        -----------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)
Contracts managed at end of period      $7,978,837                        $6,818,182
                                        ==========                        ==========
Period of delinquency
   30-59 days                           $  174,734          2.19%         $  157,843          2.32%
   60 days or more                          69,268          0.87              59,166          0.86
                                        ----------          ----          ----------          ----
Total contracts delinquent
   and delinquencies as a
   percentage of contracts managed      $  244,002          3.06%         $  217,009          3.18%
                                        ==========          ====          ==========          ====


The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

                                               SEPTEMBER 30, 2001               DECEMBER 31, 2000
                                          -------------------------------------------------------------
                                          NUMBER OF                         NUMBER OF
                                          CONTRACTS          AMOUNT         CONTRACTS          AMOUNT
                                          ----------       ----------       ----------       ----------
                                                              (DOLLARS IN THOUSANDS)
Contracts managed                            682,071       $7,978,837          616,011       $6,818,182
                                          ==========       ==========       ==========       ==========
Repossessed vehicles                             867       $    5,515              946       $    6,199
                                          ==========       ==========       ==========       ==========
Repossessed vehicles as a percentage
   of number and amount of
   contracts outstanding                        0.13%            0.07%            0.15%            0.09%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts:

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                              --------------------------------------------------------------
                                                   2001            2000           2001           2000
                                              --------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
Average contracts managed during period        $7,801,032       $6,286,588       $7,403,432       $5,869,816
                                               ==========       ==========       ==========       ==========
Gross chargeoffs                               $   63,810       $   42,788       $  162,747       $  115,487
Recoveries                                         19,045           12,407           49,375           37,881
                                               ----------       ----------       ----------       ----------
Net chargeoffs                                 $   44,765       $   30,381       $  113,372       $   77,606
                                               ==========       ==========       ==========       ==========
Net chargeoffs as a percentage of average
  contracts managed during period                    2.30%            1.93%            2.04%            1.76%
                                               ==========       ==========       ==========       ==========


The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:

                     CUMULATIVE STATIC POOL LOSS CURVES (1)
                              AT SEPTEMBER 30, 2001

        PERIOD(2) 1997-C    1997-D     1998-A    1998-B   1998-C    1999-A    1999-B  1999-C  2000-A   2000-B
-------------------------------------------------------------------------------------------------------------

              1   0.00%     0.00%      0.00%     0.00%    0.00%     0.00%     0.00%   0.00%   0.00%    0.00%
              2   0.05%     0.05%      0.04%     0.02%    0.04%     0.04%     0.04%   0.02%   0.03%    0.02%
              3   0.12%     0.14%      0.11%     0.08%    0.11%     0.11%     0.11%   0.10%   0.10%    0.09%
              4   0.29%     0.31%      0.25%     0.18%    0.23%     0.20%     0.26%   0.25%   0.20%    0.24%
              5   0.46%     0.56%      0.44%     0.38%    0.39%     0.33%     0.47%   0.40%   0.36%    0.39%
              6   0.67%     0.75%      0.66%     0.59%    0.50%     0.46%     0.66%   0.56%   0.55%    0.59%
              7   0.93%     0.99%      0.95%     0.83%    0.61%     0.62%     0.87%   0.71%   0.71%    0.78%
              8   1.16%     1.24%      1.23%     1.03%    0.75%     0.76%     1.00%   0.86%   0.91%    0.99%
              9   1.37%     1.47%      1.50%     1.21%    0.86%     0.92%     1.13%   1.01%   1.10%    1.17%
             10   1.66%     1.75%      1.79%     1.40%    1.00%     1.11%     1.24%   1.14%   1.27%    1.33%
             11   1.94%     2.06%      2.03%     1.53%    1.17%     1.30%     1.35%   1.34%   1.45%    1.44%
             12   2.16%     2.35%      2.21%     1.62%    1.32%     1.47%     1.44%   1.52%   1.58%    1.57%
             13   2.40%     2.63%      2.39%     1.74%    1.48%     1.61%     1.58%   1.74%   1.73%    1.72%
             14   2.65%     2.86%      2.49%     1.84%    1.66%     1.73%     1.74%   1.94%   1.85%    1.86%
             15   2.90%     3.05%      2.60%     1.96%    1.79%     1.81%     1.85%   2.09%   2.00%    2.04%
             16   3.15%     3.19%      2.72%     2.10%    1.91%     1.89%     2.03%   2.27%   2.15%    2.24%
             17   3.36%     3.32%      2.85%     2.22%    2.01%     2.00%     2.16%   2.39%   2.37%    2.39%
             18   3.55%     3.42%      2.98%     2.40%    2.07%     2.10%     2.30%   2.53%   2.52%
             19   3.70%     3.50%      3.11%     2.55%    2.11%     2.24%     2.42%   2.67%   2.67%
             20   3.81%     3.60%      3.25%     2.69%    2.17%     2.35%     2.50%   2.81%
             21   3.91%     3.69%      3.35%     2.79%    2.24%     2.46%     2.58%   2.92%
             22   4.00%     3.81%      3.48%     2.85%    2.34%     2.55%     2.67%   3.10%
             23   4.11%     3.96%      3.62%     2.89%    2.43%     2.63%     2.77%   3.28%
             24   4.21%     4.10%      3.70%     2.92%    2.52%     2.71%     2.87%   3.38%
             25   4.30%     4.23%      3.75%     2.97%    2.62%     2.77%     3.01%
             26   4.44%     4.34%      3.80%     3.04%    2.71%     2.82%     3.14%
             27   4.56%     4.44%      3.87%     3.13%    2.80%     2.89%     3.16%
             28   4.66%     4.51%      3.92%     3.18%    2.87%     2.96%
             29   4.77%     4.54%      3.98%     3.24%    2.90%     3.02%
             30   4.79%     4.56%      4.06%     3.32%    2.95%     3.09%
             31   4.83%     4.57%      4.11%     3.38%    3.00%     3.17%
             32   4.86%     4.63%      4.17%     3.43%    3.02%     3.20%
             33   4.88%     4.67%      4.22%     3.47%    3.08%
             34   4.90%     4.71%      4.27%     3.48%    3.14%
             35   4.92%     4.76%      4.32%     3.52%    3.15%
             36   4.98%     4.80%      4.34%     3.54%
             37   5.01%     4.84%      4.35%     3.58%
             38   5.06%     4.89%      4.38%     3.63%
             39   5.10%     4.92%      4.39%     3.66%
             40   5.14%     4.92%      4.43%     3.65%
             41   5.17%     4.93%      4.45%
             42   5.17%     4.95%      4.50%
             43   5.17%     4.97%      4.47%
             44   5.17%     5.00%
             45   5.19%     5.02%
             46   5.20%     4.96%
             47   5.22%
             48   5.23%

    PRIME MIX(3)    53%       49%        57%       67%      70%       70%       70%     67%     69%      69%


                             CUMULATIVE STATIC POOL LOSS CURVES (1)
                                     AT SEPTEMBER 30, 2001




        PERIOD (2)   2000-C (4)   2000-D     2001-A    2001-B(4)  2001-C
------------------------------------------------------------------------
               1      0.00%       0.00%      0.00%     0.00%      0.00%
               2      0.04%       0.04%      0.03%     0.03%      0.04%
               3      0.13%       0.11%      0.09%     0.10%
               4      0.27%       0.24%      0.20%     0.21%
               5      0.46%       0.39%      0.33%     0.33%
               6      0.65%       0.54%      0.50%
               7      0.81%       0.74%      0.70%
               8      0.93%       0.93%      0.84%
               9      1.07%       1.13%
              10      1.24%       1.34%
              11      1.41%       1.50%
              12      1.62%
              13      1.86%
              14      2.04%

       PRIME MIX(3)     68%         70%        72%       73%        76%

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

In addition to our indirect statement of cash flows as presented under GAAP, we also analyze the key cash flows from our operations on a direct basis excluding certain items such as the purchase or sale of contracts. The following table shows our operating cash flows:

                                     NINE MONTHS ENDED
                                       SEPTEMBER 30,
                                  ----------------------
                                    2001          2000
                                  --------      --------
                                   (DOLLARS IN THOUSANDS)
Cash flows from owned loans       $202,067      $130,501
Cash flows from trusts              44,172       106,053
Contractual servicing income        63,962        39,644
Cash gain on sale                    6,741         6,004
Other fee income                    50,388        43,269

Less:
Dealer participation                92,960        76,281
Operating costs                    153,785       142,340
                                  --------      --------
Operating cash flows              $120,585      $106,850
                                  ========      ========

Operating cash flows improved for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000 as a result of improved risk adjusted returns on our portfolio as well as improved operating efficiencies.

PRINCIPAL SOURCES OF CASH

- Collections of Principal and Interest from Contracts -- Principal and interest collections totaled $1.1 billion and $3.3 billion for the three and nine months ended September 30, 2001, respectively, compared with $0.9 billion and $2.6 billion for the same respective periods in the prior year.

- Contract Sales and Securitizations -- Contract sales and securitizations totaled $1.2 billion and $3.6 billion for the three and nine months ended September 30, 2001, respectively, compared with $1.4 billion and $3.6 billion for the same respective periods in the prior year.

PRINCIPAL USES OF CASH

- Purchase of Automobile Contracts -- We purchased $1.3 billion and $3.7 billion of contracts during the three and nine months ended September 30, 2001, respectively, compared with $1.2 billion and $3.2 billion for the same respective periods in the prior year.

- Payments of Principal and Interest on Securitization Transactions -- Payments of principal and interest to noteholders and certificateholders totaled $1.0 billion and $2.6 billion for the three and nine months ended September 30, 2001, respectively, compared with $0.7 billion and $2.5 billion for the same respective periods in the prior year.

- Advances to Spread Accounts -- The amounts due from trusts at September 30, 2001, including initial advances not yet returned, was $207 million compared with $366 million at December 31, 2000.

- Dealer Participation -- Participation paid by us to dealers for the three and nine months ended September 30, 2001 totaled $31.2 million and $93.0 million, respectively, compared with $27.9 million and $76.3 million for the same respective periods in the prior year.

- Operating Our Business -- Total operating expenses totaled $50.1 million and $154 million for the three and nine months ended September 30, 2001, respectively, compared with $47.3 million and $142 million for the same respective periods in the prior year.

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

   - the amount of capital and liquidity received from our parent company and a reduction in the availability of capital and liquidity from our parent will reduce our ability to originate contracts

   -   the effect of new laws, regulations and court decisions; and

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1. LEGAL PROCEEDINGS

        We or our subsidiaries are involved as parties to certain legal proceedings incidental to our businesses, including consumer class action lawsuits. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

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


                                WFS FINANCIAL INC
-------------------------------------------------------------------------------
                                  (Registrant)



Date: November 13, 2001                     By: /s/ JOY SCHAEFER
      -------------------------                 -------------------------------
                                                Joy Schaefer
                                                Vice Chairman, Director, and
                                                Chief Executive Officer


Date: November 13, 2001                     By: /s/ LEE A. WHATCOTT
      ------------------------                  -------------------------------
                                                Lee A. Whatcott
                                                Senior Executive Vice President
                                                (Principal Financial and
                                                Accounting Officer)
                                                and Chief Financial Officer