Form 10-K405
period 2001-12-31
WFS FINANCIAL INC
filed 2002-03-26
CIK 946343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission File Number 33-93068

WFS FINANCIAL INC

(Exact name of registrant as specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	33-0291646 (I.R.S. Employer Identification No.)

23 Pasteur, Irvine, California (Address of principal executive offices)	92618-3816 (Zip Code)

Registrant’s telephone number, including area code (949) 727-1002

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, no par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 2002:
Common Stock, No Par Value — $165,847,681

The number of shares outstanding of the issuer’s class of common stock as of March 21, 2002:

Common Stock, No Par Value — 40,982,153

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held May 2, 2002 are incorporated by reference into Part III.

PART I
Item 1.Business
Item 2.Properties
Item 3.Legal Proceedings
Item 4.Submission of Matters to a Vote of Security Holders
PART II
Item 5.Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.Selected Financial Data
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.Quantitative and Qualitative Disclosure About Market Risk
Item 8.Financial Statements and Supplementary Data
Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 10.Directors and Executive Officers of the Registrant
Item 11.Executive Compensation
Item 12.Security Ownership of Certain Beneficial Owners and Management
Item 13.Certain Relationships and Related Transactions
PART IV
Item 14.Financial Statement Schedules, Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 10.3.1
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.6.1
EXHIBIT 10.6.2
EXHIBIT 10.9.2
EXHIBIT 10.9.3
EXHIBIT 10.16.1
EXHIBIT 10.16.2
EXHIBIT 10.16.3
EXHIBIT 10.18.3
EXHIBIT 10.19.1
EXHIBIT 10.20
EXHIBIT 21.1
EXHIBIT 23.1

WFS FINANCIAL INC AND SUBSIDIARIES

PART I

Item 1. Business

General

      We are one of the nation’s largest independent automobile finance companies with 29 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with over $825 billion of loan and lease originations during 2001. We originate new and pre-owned automobile installment contracts through our relationships with over 7,500 franchised and independent automobile dealers nationwide. We originated $4.9 billion of contracts during 2001 and managed a portfolio of $8.2 billion at December 31, 2001.

      Approximately 25% of our contract originations are for the purchase of new automobiles and approximately 75% of our contract originations are for the purchase of pre-owned automobiles. Approximately 76% of our contract originations are with borrowers who have strong credit histories, otherwise generally known as prime borrowers, and approximately 24% of our contract originations are with borrowers who have overcome past credit difficulties, otherwise generally known as non-prime borrowers.

      We underwrite contracts through a credit approval process that is supported and controlled by a centralized, automated front-end system. This system incorporates proprietary credit scoring models and industry credit scoring models and tools, which enhance our credit analysts’ ability to tailor each contract’s pricing and structure to maximize risk-adjusted returns. As a result of our sophisticated credit and underwriting systems, we are able to earn attractive risk-adjusted returns on our contracts. For the year ended December 31, 2001, the average net interest spread was 9.61% while net credit losses averaged 2.27% for the same period.

      We structure our business to minimize operating costs while providing high quality service to our dealers. Those aspects that require a local market presence are performed on a decentralized basis in our 43 offices. All other operations are centralized. We fund our purchases of contracts, on an interim basis, with deposits raised at our parent, Western Financial Bank, also known as the Bank, which are insured by the Federal Deposit Insurance Corporation, also known as the FDIC, and other borrowings of the Bank. For long-term financing, we issue automobile contract asset-backed securities. Since 1985, we have sold or securitized over $24 billion of contracts in 54 public offerings of asset-backed securities, making us the fourth largest issuer of such securities in the nation. The relationship between us and the Bank gives us a competitive advantage relative to other independent automobile finance companies by providing a significant source of liquidity at a low cost and affording us the ability to enter the automobile contract asset-backed securities market on an opportunistic basis.

      The following table presents a summary of our contracts purchased:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
New vehicles	$1,208,753	$1,028,394	$796,339
Pre-owned vehicles	3,654,526	3,190,833	2,543,807

Total volume	$4,863,279	$4,219,227	$3,340,146

Prime contracts	$3,675,351	$2,900,960	$2,313,573
Non-prime contracts	1,187,928	1,318,267	1,026,573

Total volume	$4,863,279	$4,219,227	$3,340,146

The History of WFS

      Western Thrift & Loan Association, a California-licensed thrift and loan association, was founded in 1972. In 1973, Western Thrift Financial Corporation was formed as the holding company for Western Thrift & Loan Association. Western Thrift Financial Corporation later changed its name to Westcorp. In 1982,

Westcorp acquired Evergreen Savings and Loan Association, a California-licensed savings and loan association, which became a wholly owned subsidiary of Westcorp. The activities of Western Thrift & Loan Association and Evergreen Savings and Loan Association were merged together in 1982, and Evergreen Savings and Loan Association’s name was changed ultimately to Western Financial Bank.

      Western Thrift & Loan Association was involved in automobile finance activities from its incorporation until its merger with Evergreen Savings and Loan Association. At such time, the Bank continued the automobile finance activities of Western Thrift & Loan Association. In 1988, we were incorporated as a wholly owned consumer finance subsidiary of the Bank to provide non-prime automobile finance services, a market not serviced by the Bank’s automobile finance division.

      In 1995, the Bank transferred its automobile finance division to us. In connection with that restructuring, the Bank transferred to us all assets relating to its automobile finance division, including the contracts held on balance sheet and all interests in the excess spread payable from outstanding securitizations. The Bank also transferred to us all of the outstanding stock of WFS Financial Auto Loans, Inc., also known as WFAL, and WFS Financial Auto Loans 2, Inc., also known as WFAL2, the securitization entities of the Bank, thereby making these companies our subsidiaries. In 1995, we sold approximately 20% of our shares in a public offering.

      As an operating subsidiary of the Bank, we are subject to examination and comprehensive regulation by the Office of Thrift Supervision, also known as the OTS, the FDIC, and certain regulations of the Board of Governors of the Federal Reserve System, also known as the FRS.

      On January 22, 2002, we filed a registration statement with the Securities Exchange Commission, also known as the SEC, to provide our shareholders an exclusive opportunity to purchase additional shares of stock through a rights offering. The registration statement for this offering became effective on February 11, 2002. Shareholders of record as of the close of business on February 12, 2002 were distributed rights to purchase additional shares at a price of $18.00 per share. For each share of common stock owned, the shareholders received one right, and for each 5.7 rights, the shareholders were entitled to purchase one share of common stock. Rights were exercisable until March 4, 2002. The Board of Directors of our parent exercised the Bank’s basic subscription right and its oversubscription right as part of this offering. We raised a total of $110 million through the issuance of 6.2 million additional common shares. At the completion of this rights offering, the Bank held 84% of WFS.

Market and Competition

      The automobile finance industry is generally segmented according to the type of car sold (new versus pre-owned) and the credit characteristics of the borrower (prime, non-prime or sub-prime). Based upon industry data, we believe that during 2001, prime, non-prime and sub-prime loan originations in the United States were $550 billion, $150 billion and $125 billion, respectively. The United States captive automobile finance companies, General Motors Acceptance Corporation, Ford Motor Credit Company and Chrysler Credit Corporation account for approximately 40% of the automobile finance market. We believe that the balance of the market is highly fragmented and that no other market participant has greater than a 4% market share. Other market participants include the captive automobile finance companies of other manufacturers, banks, credit unions, independent automobile finance companies and other financial institutions.

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

      The competition for contracts available within the prime and non-prime credit quality contract spectrum is more intense when the rate of automobile sales declines. Although we have experienced consistent growth for many years, we can give no assurance that we will continue to do so. Several of our competitors have greater financial resources than we have and may have a significantly lower cost of funds. Many of our competitors also have longstanding relationships with automobile dealers and may offer dealers or their customers other forms of financing or services not provided by us. The finance company that provides floor planning for the dealer’s inventory is also ordinarily one of the dealer’s primary sources of financing for automobile sales. We do not currently provide financing on dealers’ inventories. We must also compete with dealer interest rate subsidy programs offered by the captive automobile finance companies. However, frequently those programs are limited to certain models or to certain loan terms that may not be attractive to many new automobile purchasers. Also, these programs are rarely offered on pre-owned vehicles.

Our Business Strategy

      Our business objective is to maximize long-term profitability by efficiently purchasing and servicing prime and non-prime credit quality contracts that generate strong and consistent risk-adjusted returns. We achieve this objective by employing our business strategy, which includes the following key elements:

•	produce consistent, measured growth through our outstanding dealer relationships;

•	price contracts to maximize risk-adjusted returns by using advanced technology and experienced underwriters;

•	create operating efficiencies through technology and best practices;

•	generate low cost liquidity through diverse funding sources, including positive operating cash flows; and

•	record high quality earnings and maintain a conservative well-capitalized balance sheet.

Produce Consistent, Measured Growth Through Our Outstanding Dealer Relationships

      Over the past five years, we have experienced a compounded annual growth rate in contract purchases of 18%. We provide a high degree of personalized service to our dealership base by marketing, underwriting and purchasing contracts on a local level. Our focus is to provide each dealer superior service by providing a single source of contact to meet the dealer’s prime and non-prime financing needs. We believe that the level of our service surpasses that of our competitors by making our business development representatives available any time a dealer is open, making prompt credit decisions, negotiating credit decisions within available programs by providing structural alternatives and funding promptly.

      Growth of originations is primarily through increased dealer penetration. We intend to increase contract purchases from our current dealer base as well as develop new dealer relationships. Prior to 1995, we originated contracts in seven, primarily western states. Subsequently, we increased our geographic penetration nationwide. Although our presence is well established throughout the country, we believe that we still have opportunities to build market share, especially in those states that we entered since 1994. In addition, we have improved our dealer education and delivery systems in order to increase the ratio of contracts purchased to the number of applications received from a dealer, thereby improving the efficiency of our dealer relationships. We are also seeking to increase contract purchases through new dealer programs targeting high volume, multiple location dealers. These programs focus on creating relationships with dealers to achieve higher contract originations and improving efficiencies. We also originate loans directly from consumers and purchase loans from other finance companies on a limited basis. Additionally, we continue to explore other distribution channels, including the Internet. Recently, we acquired approximately a 10% interest in DealerTrack Holdings, Inc., also known as DealerTrack, an Internet business to business portal that brings together finance companies with dealers. DealerTrack has signed up nine finance companies and 13,500 dealers and expects to have 15,000 dealers by the end of 2002. Currently, 20% of our applications are derived from our relationship with DealerTrack.

Price Contracts to Maximize Risk-Adjusted Returns By Using Advanced Technology and Experienced Underwriters

      Quality underwriting and servicing are essential to effectively assess and price for risk and to maximize risk-adjusted returns. We rely on a combination of credit scoring models, system-controlled underwriting policies and the judgment of our trained credit analysts to make risk-based credit decisions. We use credit scoring to differentiate applicants and to rank order credit risk in terms of expected default probability. Based upon this statistical assessment of credit risk, the underwriter is able to appropriately tailor contract pricing and structure.

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

      The following table shows the risk-adjusted margins on contracts originated over the past several years:

	For the Year Ended December 31,

	2001	2000	1999	1998	1997

Weighted average coupon(1)	14.37%	14.93%	14.65%	14.59%	15.33%
Interest on borrowings(1)	4.76	7.33	6.23	5.95	6.36

Net interest margins	9.61	7.60	8.42	8.64	8.97
Credit losses(2)	2.27	1.91	2.13	3.42	3.02

Risk-adjusted margins	7.34%	5.69%	6.29%	5.22%	5.95%

(1)	Represents the rate on contracts originated during the periods indicated.
(2)	Represents the rate on managed contracts during the periods indicated.

Create Operating Efficiencies Through Technology and Best Practices

      Since 1997, we have spent approximately $40 million in new technology and we have evaluated all aspects of our operations in order to streamline processes and employ best practices throughout the organization.

      Our key technology systems implemented through this process include:

•	automated front-end origination system which calculates borrower ratios, maintains lending parameters and approval limits, accepts electronic applications and directs applications to the appropriate credit analyst, all of which have reduced the cost of receiving, underwriting and funding contracts;

•	custom designed proprietary scoring models that rank order the risk of loss occurring on a particular contract;

•	behavioral delinquency management system which improves our ability to queue accounts according to the level of risk, monitor collector performance and track delinquent accounts;

•	centralized and upgraded borrower services department which includes remittance processing, interactive voice response technology and direct debit services;

•	centralized imaging system that provides for the electronic retention and retrieval of account records; and

•	data warehouse that provides analytical tools necessary to evaluate performance of our portfolio by multiple dimensions.

      As a result of these efforts, we have reduced our operating costs as a percent of managed loans from a high of 4.2% during the second quarter of 1998 to 2.5% for the fourth quarter of 2001. We have substantially completed the implementation of our legacy systems and major changes to business practices. We will, however, continue to evaluate new technology and best practices to further improve our operating efficiencies.

Generate Low Cost Liquidity Through Diverse Funding Sources, Including Positive Operating Cash Flows

      The Bank provides us, through notes and lines of credit, with over $2.0 billion in financing to fund our operations. This source of liquidity is made available primarily as a result of the Bank’s ability to raise a significant amount of deposits through its retail and commercial banking divisions. The Bank can also obtain additional financing through other borrowing sources. These sources of funds provide us the liquidity to fund our contract purchases and allow us to opportunistically enter the automobile contract asset-backed securities market. Cash flows from operations provide an additional source of liquidity for us. For the year ended December 31, 2001, we generated $173 million in positive cash flows from our operations.

Record High Quality Earnings and Maintain a Conservative Well-capitalized Balance Sheet

      Presenting high quality earnings and maintaining a conservative and well-capitalized balance sheet has been our focus since our founding in 1972. We believe that this strategy ensures success over the long-term rather than providing extraordinary short-term results and is manifested by the success that we have enjoyed over the past 29 years. Components of this strategy include accounting for our automobile securitizations as secured financings rather than sales and maintaining solid allowances for credit losses.

      Since March 2000, we have structured our securitizations as secured financings. By accounting for our automobile securitizations as secured financings, the contracts and notes issued remain on the balance sheet and the earnings of the contracts in the trust and the related financing costs are reflected over the life of the underlying pool of contracts as net interest income. Additionally, no retained interest in securitized assets, also known as RISA, is recorded on the balance sheet with a corresponding non-cash gain on sale. The RISA must be written off over the life of a securitization. This asset is subject to impairment if assumptions made about the performance of a securitization are not realized. At December 31, 2001, the RISA (net of tax) created from asset-backed securities issued prior to April 2000 represented 4.9% of total equity. This compares with a high of $181 million or 58% of equity in 1997. We expect the RISA to be fully amortized or otherwise eliminated by the end of 2002.

      We maintain an allowance for credit losses for both on and off balance sheet contracts. Our on balance sheet allowance for credit losses as a percentage of owned contracts was 2.5% and 2.3% as of December 31, 2001 and December 31, 2000, respectively. Our off balance sheet allowance for credit losses as a percentage of outstanding contracts sold through securitizations was 3.9% and 4.2%, respectively.

Operations

  Locations

      We currently originate contracts nationwide through 43 offices. Each office manager is accountable for the performance of contracts originated in that office throughout the life of the contracts, including acquisition, underwriting, funding and collection. We have two national service centers located in California and Texas with functions including data entry and verification, records management, remittance processing, customer service call centers and automated dialers. We maintain three regional bankruptcy and remarketing centers and have a centralized asset recovery center located in California. Our corporate offices are located in Irvine, California.

  Business Development

      The business development representatives’ responsibilities include improving our relationship with existing dealers and enrolling and educating new dealers to increase the number of contracts originated. The business development representatives target selected dealers within their territory based upon volume, potential for business, financing needs of the dealers, and competitors that are doing business with such dealers.

      If we decide to do business with a new dealer, we perform a review process of the dealer and its business. If we then determine to proceed, we enter into a non-exclusive dealership agreement with the dealer. This agreement contains certain representations regarding the contracts the dealer will sell to us. Due to the non-exclusive nature of our relationship with dealers, they retain discretion to determine whether to sell contracts to us or another financial institution. The business development representative is responsible for educating the dealers’ finance managers about the types of contracts that meet our underwriting standards. This education process ensures that we minimize the number of applications we receive that are outside of our underwriting guidelines, thereby increasing our efficiency and lowering our overall cost to originate contracts.

      After this relationship is established, the business development representative continues to actively monitor the relationship with the objective of maximizing the overall profitability of each dealer relationship within his or her territory. This includes ensuring that a significant number of approved applications received from each dealer are actually funded by us, ensuring that the type of contracts received meets our underwriting standards, monitoring the risk-based pricing of contracts acquired and reviewing the actual performance of the contracts purchased. To the extent that a dealer does not meet minimum conversion ratio or lending volume standards, the dealer may be precluded from sending us applications in the future. During the year, our dealer base declined from approximately 8,500 to 7,500, primarily as a result of us eliminating dealers that did not meet our standards. Our increase in volume is the result of funding more contracts from dealers that meet our standards. Business development managers within each regional business center provide direct management oversight to each business development representative. In addition, the director of sales and marketing provides oversight management to ensure that all business development managers and representatives are following overall corporate guidelines.

     Underwriting and Purchasing of Contracts

      The underwriting process begins when an application is faxed to our centralized data entry center or sent to us via the Internet. Our data entry group enters the applicant information from faxed applications into our front-end underwriting computer system. Internet applications are automatically loaded into our front-end system. Once the application is in the front-end system, the system automatically obtains credit bureau information on the applicant and calculates our proprietary credit score.

      We use credit scoring to differentiate credit applicants and to rank order credit risk in terms of expected default probabilities, which enables us to tailor contract pricing and structure according to this statistical assessment of credit risk. For example, a consumer with a lower score would indicate a higher probability of default; therefore, we would structure and price the transaction to compensate for this higher default risk. Multiple scorecards are used to accommodate the full spectrum of contracts we purchase. In addition to a credit score, the system highlights certain aspects of the credit application which have historically impacted the credit worthiness of the borrowers. Credit analysts are responsible for properly structuring and pricing deals to meet our risk-based criteria. They review the information, structure and price of an application and make a determination whether to approve, decline or make a counteroffer to the dealer. Each credit analyst’s lending levels and approval authorities are established based on the individual’s credit experience and portfolio performance, credit manager audit results and quality control review results. Higher levels of approvals are required for higher credit risk and are controlled by system driven parameters and limits. System driven controls include limits on interest rates, contract terms, contract advances, payment to income ratios, debt to income ratios, collateral values and low side overrides.

      Once adequate approval has been received, the computer system automatically sends a fax back to the dealer or through the Internet with our credit decision, specifying approval, denial or conditional approval based upon modification to the structure, such as increase in down payment, reduction of term, or the addition of a co-signer. As part of the approval process, the system or the credit analyst may require that some of the information be verified, such as income, employment, residence or credit history of the applicant. The system increases efficiency by automatically denying approval in certain circumstances without additional underwriting being performed. These automated notices are controlled by parameters set by us consistent with our credit policy.

      If the dealer accepts the terms of the approval, the dealer is required to deliver the necessary documentation for such contract to the appropriate office. The funding group audits such documents for completeness and consistency with the application, providing final approval and funding of the contract. A direct deposit is made or a check is prepared and is promptly sent to the dealer for payment. The dealer’s proceeds may include dealer participation for consideration of the acquisition of the contract. The completed contract file is then forwarded to the appropriate record center for imaging.

      Under the direction of the Credit and Pricing Committee, the Chief Credit Officer oversees credit risk management, sets underwriting policy, monitors automobile contract pricing, tracks compliance to underwriting policies and re-underwrites select contracts. If re-underwriting statistics are unacceptable, all monthly and quarterly incentives are forfeited by the office that originated the contracts. Our internal quality control group reviews contracts on a statistical sampling basis to ensure adherence to established lending guidelines and proper documentation requirements. Credit managers within each regional business center provide direct management oversight to each credit analyst. In addition, the Chief Credit Officer provides oversight management to ensure that all credit managers and analysts are following overall corporate guidelines.

      The following table sets forth information for contracts originated, contracts managed and number of dealers in the states in which we operate our business:

	Contract Purchases
	For the Year Ended December 31,			At December 31, 2001

State	2001	2000	1999	Managed Portfolio	Number of Dealers

	(Dollars in thousands)
California	$1,928,371	$1,680,814	$1,375,877	$3,314,200	2,053
Arizona	324,299	277,217	196,935	517,134	270
Washington	216,003	186,078	166,760	345,768	337
Oregon	196,292	158,944	128,154	290,018	344
Florida	184,289	175,341	138,981	324,321	352
Texas	181,651	158,138	185,795	319,491	359
Ohio	174,040	165,860	103,615	305,416	413
North Carolina	138,956	106,664	84,543	225,069	272
South Carolina	129,963	91,246	57,315	196,855	165
Colorado	123,788	130,247	111,486	215,054	207
Nevada	105,747	101,311	90,521	194,480	100
Virginia	99,056	97,997	61,094	177,378	230
Illinois	93,709	76,020	62,755	150,947	211
Tennessee	83,892	68,955	52,128	138,983	157
Georgia	82,352	71,341	39,136	135,513	229
Utah	77,321	63,531	45,767	113,722	144
Idaho	77,184	48,639	36,649	111,331	115
Michigan	67,905	52,489	22,472	99,044	148
Missouri	57,883	64,372	46,456	106,682	149
Pennsylvania	46,122	39,317	28,831	79,676	138
Kentucky	41,526	34,658	23,603	66,183	105
Maryland	41,286	36,431	26,279	73,819	93
Wisconsin	40,826	37,439	24,839	64,219	99
Indiana	36,739	26,759	23,951	59,094	93
Alabama	31,967	49,053	45,706	75,707	96
New York	29,801	5,097	395	30,045	104
New Jersey	28,280	26,552	17,690	51,383	86
Massachusetts	27,778	22,126	25,131	47,898	64
Delaware	26,173	23,709	11,326	42,971	38
Oklahoma	25,065	16,318	13,974	35,537	37
New Mexico	24,146	9,469	15,089	32,784	30

	Contract Purchases
	For the Year Ended December 31,			At December 31, 2001

State	2001	2000	1999	Managed Portfolio	Number of Dealers

	(Dollars in thousands)
Kansas	21,533	22,683	12,736	38,731	58
Mississippi	19,691	17,434	14,901	36,847	45
Minnesota	18,240	11,156	446	21,140	48
West Virginia	11,930	16,763	7,241	23,783	28
Connecticut	11,508	13,638	15,799	25,451	43
New Hampshire	10,563	7,157	4,125	15,350	36
Iowa	9,228	13,027	7,334	19,593	35
Wyoming	6,918	5,114	4,050	10,630	21
Nebraska	5,248	5,427	683	8,000	17
Rhode Island	2,947	2,642	3,304	5,953	15
South Dakota	2,078			1,708	7
Maine	985	2,054	897	2,399	7
Hawaii			5,377	2,575

Total	$4,863,279	$4,219,227	$3,340,146	$8,152,882	7,598

     Servicing of Contracts

      We service all of the contracts we purchase, both those held by us and those sold in securitizations or whole loan sales. The servicing process includes the routine collection and processing of payments, responding to borrower inquiries, maintaining the security interest in the vehicle, maintaining physical damage insurance coverage and repossessing and selling collateral when necessary. During the second quarter of 2000, we implemented a new decision support system which incorporates behavioral scoring models and allows us to continually seek the most efficient and effective collection methods.

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

      Our fully integrated servicing, decision and collections system automatically forwards accounts to our automated dialer or regional collection centers based on the assessed risk of default or loss. Account assessment poses several courses of action, including delaying collection activity based on the likelihood of self curing, directing an account to the automated dialer for a predetermined number of days before being forwarded to a regional collections office, or directly forwarding to a collection specialist in the regional office for accelerated collection efforts as early as seven days past due. This process balances the efficiency of centralized collection efforts with the effectiveness of decentralized personal collection efforts. Our systems track delinquencies and chargeoffs, monitor the performance of our collection associates and assist in delinquency forecasting. To assist in the collection process, we can access original documents through our imaging system which stores all the documents related to each contract. We limit deferments to a maximum of three over the life of the contract and rarely rewrite contracts.

      If satisfactory payment arrangements are not made, the automobile is generally repossessed within 60 to 90 days of the date of delinquency, subject to compliance with applicable law. We use independent contractors to perform repossessions. The automobile remains in our custody generally for 15 days, or longer if required by local law, to provide the obligor the opportunity to redeem the automobile contract. If after the redemption period the delinquency is not cured, we write down the vehicle to fair value and reclassify the automobile contract as a repossessed asset. After the redemption period expires, we prepare the automobile for sale. We sell substantially all repossessed automobiles through wholesale automobile auctions, subject to applicable law. We do not provide the financing on repossessions sold. We use regional remarketing departments to sell our repossessed vehicles. Once the vehicles are sold, any remaining deficiency balances are then charged off. At December 31, 2001, repossessed automobiles managed by us totaled $7.6 million or 0.09% of the total managed portfolio compared with $6.2 million or 0.09% of the total managed portfolio at December 31, 2000.

      It is our policy to charge off an account when it becomes contractually delinquent by 120 days, except for accounts that are in Chapter 13 bankruptcy, even if we have not yet repossessed the vehicle. At the time that an automobile contract is charged off, all accrued interest is reversed. For those accounts that are in Chapter 13 bankruptcy and contractually past due 120 days, all accrued interest is reversed and income is recognized on a cash basis. Additionally, we mark down such contracts to fair value and reclassify them as non-performing accounts. After chargeoff, we collect deficiency balances through our centralized asset recovery center. These efforts include contacting the borrower directly, seeking a deficiency judgment through a small claims court, or instituting other judicial action where necessary. In some cases, particularly where recovery is believed to be less likely, the account may be assigned to a collection agency for final resolution. We also monitor payment plans on those obligors who have filed for bankruptcy.

Transactions with Related Parties

     Relationship with the Bank and its Controlling Parties

      In our opinion, the transactions described herein under the caption “Transactions with Related Parties” have been on terms no less favorable to us than could be obtained from unaffiliated parties, notwithstanding that the transactions were not negotiated at arm’s length. However, the transactions were approved by our entire Board of Directors and the Boards of Directors of the Bank and Westcorp, including their respective independent directors. Furthermore, any future transactions with the Bank or affiliated persons will continue to be approved by a majority of our disinterested directors. See “Supervision and Regulation.”

     Intercompany Borrowings

      We have various borrowing arrangements with the Bank. A $125 million note and a $135 million note are long-term, unsecured debt, while lines of credit are designed to provide financing for us and our subsidiaries. These borrowings are the only source of liquidity utilized by us outside of the asset-backed securities market. These transactions eliminate upon consolidation. The $125 million note was paid off in the third quarter of 2001 in connection with the retirement of the Bank’s 8.5% subordinated debentures.

      We borrowed $125 million from the Bank under the terms of the $125 million note. The $125 million note provided for principal payments of $25 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. Interest payments on the $125 million note were due quarterly, in arrears, calculated at the rate of 7.25% per annum. We made paydowns on the $125 million note of $11.2 million for the year ended December 31, 2001 compared with $32.7 million and $66.1 million for years ended December 31, 2000 and 1999, respectively, without prepayment penalties. There was no outstanding balance on the $125 million note at December 31, 2001 compared with $11.2 million outstanding on December 31, 2000. Interest expense on this note totaled $0.5 million, $1.5 million and $5.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Additionally, we borrowed $135 million under the terms of the $135 million note. We initially borrowed $50 million under this note in 1997, and the amount was increased to $135 million in 1999. According to the terms of the amendment in 1999, the $135 million note provided for two equal principal payments of $67.5 million per year, commencing July 31, 2001. Under its original terms, interest payments on the $135 million note were due quarterly, in arrears, calculated at the rate of 9.42% per annum. On January 1, 2002, the agreement was amended to increase the principal amount from $67.5 million to $150 million and to decrease the interest rate from 9.42% to 8.875% annum. The principal is now all due and payable on August 1, 2007, although the Bank has the option to require payment in part or in full at any time prior to that date. Pursuant to the terms of this note, we may not incur any other indebtedness which is senior to the obligations evidenced by this note except for (i) indebtedness under the $125 million note (ii) indebtedness collateralized or secured under the line of credit and (iii) indebtedness for similar types of warehouse lines of credit. There was $67.5 million outstanding on this note at December 31, 2001 compared with $135 million at December 31, 2000. Interest expense on this note totaled $10.1 million, $12.7 million and $9.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      We also have a secured line of credit extended by the Bank permitting us to draw up to $1.8 billion as needed to be used in our operations. We do not pay a commitment fee for the line of credit. The secured line of credit terminates on December 31, 2004, although the term may be extended by us for additional periods up to 60 months. There was $374 million and $236 million outstanding on this line of credit at December 31, 2001 and 2000, respectively. On November 30, 2001, we entered into additional unsecured lines of credit with the Bank. These lines permit us to draw up to a total of $180 million to fund our initial deposits to spread accounts on securitizations. The unsecured lines of credit terminate on December 1, 2006, although the terms may be extended by us for additional periods up to 60 months. At December 31, 2001, the amount outstanding was $47.3 million.

      The lines of credit carry an interest rate based on the one-month London Interbank Offer Rate, also known as LIBOR, and an interest spread of 125 basis points and 75 basis points for the unsecured and secured lines, respectively. The Bank has the right under the lines of credit to refuse to permit additional amounts to be drawn if, in the Bank’s discretion, the amount sought to be drawn will not be used to finance our purchase of contracts or other working capital requirements. Interest on the amounts outstanding under the lines of credit is paid monthly, in arrears, and is calculated on the daily average amount outstanding that month. Interest expense totaled $8.9 million, $37.9 million, and $26.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The weighted average interest rates for the lines of credit were 4.43%, 7.09% and 5.33% for the years ended December 31, 2001, 2000 and 1999, respectively.

     Short-Term Investments — Parent

      We also invest our excess cash at the Bank under an investment agreement. The Bank paid us an interest rate equal to the federal composite commercial paper rate on this excess cash for the year ended December 31, 2001. On January 1, 2002, the agreement was amended to revise the interest rate to the one-month LIBOR. The weighted average interest rate was 3.80%, 6.58% and 5.23% for the years ended December 31, 2001, 2000 and 1999. We held no excess cash with the Bank under the investment agreement at December 31, 2001 and 2000. Interest income earned under this agreement totaled $4.9 million, $1.2 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Reinvestment Contracts

      Pursuant to a series of agreements to which we, the Bank and WFAL2, among others, are parties, we are able to access the cash flows of each of the outstanding securitizations and the cash held in each spread account for each of those transactions. We are permitted to use that cash as we determine, including in our ordinary business activities of originating contracts.

      In each securitization, the Bank and WFAL2 have entered into a reinvestment contract that is deemed to be an eligible investment under the relevant securitization agreements. The securitization agreements require, provided certain conditions are met, that all cash flows of the relevant trust and the associated spread accounts be invested in the applicable reinvestment contract. A limited portion of the invested funds may be used by WFAL2 and the balance may be used by the Bank. The Bank makes its portion available to us pursuant to the terms of the WFS Reinvestment Contract. Under the WFS Reinvestment Contract, we receive access to all of the cash available to the Bank under each trust reinvestment contract and are obligated to repay to the Bank an amount equal to the cash so used when needed by the Bank to meet its obligations under the individual trust reinvestment contracts. With the portion of the cash available to it under the individual trust reinvestment contracts, WFAL2 purchases contracts from us pursuant to the terms of the sale and servicing agreements.

      In accordance with this agreement, the Bank and WFAL2 pledge property owned by each for the benefit of the trustee of each trust and the surety. We pay the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank as consideration for the pledge of collateral and for our access to cash under the

WFS Reinvestment Contract. We paid the Bank $1.1 million, $0.7 million and $0.6 million for the years ended December 31, 2001, 2000 and 1999, respectively, for this purpose. As WFAL2 directly utilizes the cash made available to it to purchase contracts for its own account from us, no additional consideration from us is required to support WFAL2’s pledge of its property under the agreement with Financial Security Assurance, also known as FSA. While we are under no obligation to repurchase contracts from WFAL2, to the extent WFAL2 needs to sell any such contracts to fund its repayment obligations under the trust reinvestment contracts, it is anticipated that we would prefer to purchase those contracts than for WFAL2 to sell those contracts to a third party. The WFS Reinvestment Contract, by its terms, is to remain in effect so long as any of the trust reinvestment contracts is an eligible investment for its related securitization. There was $942 million and $832 million outstanding on the trust reinvestment contracts at December 31, 2001 and 2000, respectively.

     Whole Loan Sales

      We sold $1.4 billion of contracts to Westcorp in whole loan sales for each of the years ended December 31, 2001 and 2000. In these transactions, we received cash for the amount of the principal outstanding on the contracts plus a premium of $44.3 million and $41.2 million for the years ended December 31, 2001 and 2000, respectively. These premiums were recorded as a cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities. These contracts were subsequently securitized by Westcorp and continue to be managed by us under the terms of the transactions.

     Tax Sharing Agreement

      We and our subsidiaries, WFAL, WFAL2 and WFS Investments, Inc., also known as WFSII, WFS Funding Inc., also known as WFSFI, WFS Receivables Corporation, also known as WFSRC, and WFS Web Investments, also known as WFSWEB, are parties to a tax sharing agreement with Westcorp, the Bank and other subsidiaries of Westcorp, pursuant to which a consolidated federal tax return is filed for all of the parties to the agreement. Under the agreement, the tax due by the group is allocated to each member based upon the relative percentage of each member’s taxable income to that of all members. Each member pays Westcorp its estimated share of that tax liability when otherwise due, but in no event may the amount paid exceed the amount of tax that would have been due if a member were to file a separate return. A similar process is used with respect to state income taxes for those states that permit the filing of a consolidated or combined return. Tax liabilities to states that require the filing of separate tax returns for each company are paid by each company. The term of the tax sharing agreement commenced on the first day of the consolidated return year beginning January 1, 1994 and continues in effect until the parties to the tax sharing agreement agree in writing to terminate it. See “Consolidated Financial Statements — Note 15 — Income Taxes.”

     Management Agreements

      We have entered into certain management agreements with the Bank and Westcorp pursuant to which we pay an allocated portion of certain costs and expenses incurred by the Bank and Westcorp with respect to services or facilities of the Bank and Westcorp used by us or our subsidiaries, including our principal office facilities, our field offices, and overhead and associate benefits pertaining to Bank and Westcorp associates who also provide services to us or our subsidiaries. Additionally, as part of these management agreements, the Bank and Westcorp have agreed to reimburse us for similar costs incurred. Net amounts paid to us by the Bank, Westcorp and their affiliates under these agreements were $5.9 million, $2.4 million, and $6.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. The management agreements may be terminated by any party upon five days prior written notice without cause, or immediately in the event of the other party’s breach of any covenant, obligation, or duty contained in the applicable management agreement or for violation of law, ordinance, statute, rule or regulation governing either party to the applicable management agreement.

Supervision and Regulation

     General

      Set forth below is a discussion of laws and regulations that have a material effect upon our business. To the extent, however, that any of the following discussion describes statutory or regulatory provisions, the exact language of the statute or regulatory provision qualifies any such discussion. Furthermore, any future changes in the applicable law or regulation or in the policies of various regulatory authorities may have a material effect on our business. Accordingly, we cannot assure you that we will not be affected by any such further changes.

     Regulations Applicable to Us

      We purchase contracts in 43 states and are subject to both state and federal regulations. Since we are owned by the Bank, which is a federal savings association, we are regulated by the OTS, the primary federal banking agency responsible for the supervision and regulation of the Bank, as well as by the FDIC, the federal banking agency that insures the deposits of the Bank. We must also comply with each state’s consumer finance, automobile finance, licensing and titling laws and regulations to the extent those laws and regulations are not pre-empted by OTS regulations. To ensure compliance with such laws, we hire experienced legal counsel. We believe that we are in compliance with OTS and FDIC regulations as well as state laws applicable to the purchase and securitization of contracts.

      The contracts we originate and service are also subject to numerous federal and state consumer protection laws. The consumer protection laws include the Federal Truth-in-Lending Act, the Federal Trade Commission Act, the Fair Credit Billing Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, the California Rees-Leveraging Act, other retail installment sales laws and similar state laws. Most state consumer protection laws also govern the process by which we may repossess and sell an automobile pledged as security on a defaulted automobile contract. We must follow those laws carefully in order to maximize the amount of money we can recover on a defaulted automobile contract.

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

     Regulations Applicable to the Bank Which May Affect Us

      The OTS and FDIC extensively regulate the activities of the Bank, our majority shareholder. If the Bank is unable to pay its debts and is deemed insolvent, the FDIC is required to be appointed as the Bank’s conservator to manage its affairs or as the Bank’s receiver to liquidate its business and to preserve its assets for payment to creditors of the Bank. If the Bank is placed in conservatorship or receivership, our assets may not be used to pay off the Bank’s creditors. However, as conservator or receiver of the Bank, the FDIC would have control of the majority of the shares of our common stock and could exercise control over those shares to the same extent as the Bank prior to being placed in conservatorship or receivership. As receiver or conservator, the FDIC also would have the right to keep the Bank from making further advances to us under our lines of credit with the Bank.

      As an operating subsidiary, our investments are required to be consolidated with those of the Bank for purposes of determining whether the Bank, on a consolidated basis, is in full compliance with regulations limiting certain of its activities to a percentage of its total consolidated assets. The regulations allow the Bank to invest up to 35% of its consolidated assets in consumer loans, commercial paper and qualifying corporate debt instruments; provided however, that all consumer loans in excess of 30% of the Bank’s consolidated assets must be made directly to the consumer by the Bank or its subsidiaries. Thus, not more than 30% of the Bank’s consolidated assets may be invested in contracts purchased from new and pre-owned car dealers or from other lenders. For the year ended December 31, 2001, we purchased contracts at an average rate of $405 million per month. However, the Bank was able to remain in compliance with this regulatory limitation on its consolidated activities, as we securitized contracts worth approximately $2.9 billion and transferred other contracts worth $1.4 billion to a subsidiary of Westcorp for securitization by it. We intend to regularly securitize contracts to insure that the Bank will remain in compliance with this regulatory limitation on its consolidated activities.

      As an operating subsidiary of the Bank, we are subject to examination and supervision by the OTS to the same extent as the Bank. Following such an examination, the OTS may direct the Bank or us to take any action needed to prevent violation of any law, regulation or OTS policy, including, with respect to the Bank, disposing of all or part of its ownership of us. In addition, the OTS may, for supervisory, legal, safety or soundness reasons, limit the Bank’s activities, limit the Bank’s investment in us or limit our activities by directive or cease-and-desist proceedings. If the OTS were to determine that any activity of the Bank or of ours subjected either the Bank or us to sufficient risk, the OTS has the statutory authority to issue a temporary cease-and-desist order requiring the Bank or us, as the case may be, to immediately take affirmative action as described in the order. If a temporary cease-and-desist order were entered and if the OTS were not satisfied with the actions taken as required by that order, the OTS has the authority to immediately seek an order from the United States district court compelling compliance with that order. The most significant action which the FDIC, as the insurer of the Bank’s deposit accounts, may take is to seek involuntary termination of the insurance of the Bank’s accounts. Termination of insurance, absent consent by the insured institution, requires a hearing before the FDIC, a finding of unsafe and unsound practices or condition or violation of laws, regulations, orders or agreements with the FDIC or OTS, and a judicial affirmance of the FDIC’s findings. Termination of the Bank’s FDIC insurance could have a serious adverse effect on us, as the Bank’s deposits provide a source of funding for our activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Principal Sources of Cash — Borrowings from Parent” and “Business — Transactions with Related Parties.” We are not aware of any actions the Bank or we have taken or are planning to take which we believe the OTS would find to be unsafe or unsound or give rise to any action by the OTS or FDIC.

     Regulations Applicable to Westcorp Which May Affect Us

      Westcorp, by virtue of its ownership of the Bank, is a savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended, also known as HOLA. Savings and loan holding companies and their savings association subsidiaries are extensively regulated by federal laws.

      Westcorp is registered with the OTS as a savings and loan holding company. Therefore, Westcorp is subject to the OTS’ regulations, examination and reporting requirements. The OTS may take substantive action if it determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of that holding company’s subsidiary savings association. Thus, the OTS has oversight authority for all holding company affiliates, not just the Bank. Specifically, the OTS may, as necessary:

•	limit the payment of dividends by the Bank;

•	limit transactions between the Bank, Westcorp and the subsidiaries or affiliates of Westcorp or the Bank; and

•	limit any activities of Westcorp that might create a serious risk that the liabilities of Westcorp and its affiliates may be imposed on the Bank.

      Any of these limits may be issued in the form of regulations or a directive having the effect of a cease and desist order.

      Provisions of the HOLA also limit the type of activities and investments in which the savings association subsidiaries of a savings and loan holding company may participate if the investment and/or activity involves an affiliate of that savings association’s subsidiary. In general, savings associations are subject to Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as if the savings association were a member bank of the Federal Reserve System, as well as regulations adopted by the OTS. Section 23A of the Federal Reserve Act places certain quantitative limitations on certain transactions between a bank and its subsidiaries and an affiliate. The quantitative limitations are based upon a percentage of the savings association’s capital stock and surplus. Transactions covered by Section 23A of the Federal Reserve Act include transactions involving:

•	loans or extensions of credit to the affiliate;

•	the purchase of or investment in securities issued by an affiliate;

•	the purchase of certain assets from an affiliate;

•	the acceptance of securities issued by an affiliate as security for a loan or extension of credit to any person; or

•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

      In addition, Section 23B requires that transactions between a savings association subsidiary or its subsidiary and an affiliate must meet certain qualitative limitations. Section 23B requires that such transactions be on terms that are at least as favorable to the Bank or the Bank’s subsidiary as are the terms of the transactions with unaffiliated companies.

      Section 11 of the HOLA also specifically prohibits a savings association subsidiary of the savings and loan holding company from:

•	making a loan or extension of credit to an affiliate, unless that affiliate is engaged only in activities permitted to bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, as amended, or

•	purchasing or investing in the securities of an affiliate, other than a subsidiary of the savings association.

      Under most circumstances, the above prohibitions include a purchase of assets from an affiliate of the savings association subsidiary that is made subject to the affiliate’s agreement to repurchase the assets. The OTS regulations exclude transactions between a savings association subsidiary and its subsidiaries from the limitations of those sections. This exclusion is consistent with the provisions of Sections 23A and 23B of the Federal Reserve Act. However, the OTS regulations also define certain subsidiaries to be affiliates of the savings association subsidiary. Therefore, such certain subsidiaries are subject to the requirements of those sections of the OTS regulation. At the present time, none of our subsidiaries are within the definition of an affiliate for purposes of the OTS regulations.

      Savings association subsidiaries of holding companies must also comply with the requirements of Federal Reserve Act Sections 22(g) and 22(h), and Regulation O of the Federal Reserve System with respect to loans to executive officers, directors and principal shareholders, in the same manner as member banks. The RCDA permits loans secured by a first lien on an executive officer’s residence to be made without prior approval of the board of directors of the financial institution. As a matter of policy, the Bank does not make loans to executive officers, directors or principal shareholders.

     Recent Legislation and Regulatory Statements

      The OTS, in conjunction with the other federal banking regulatory agencies, recently issued a guidance statement regarding asset securitization activities of banks and savings associations which applies to the Bank and to us as an operating subsidiary of the Bank. The guidance statement states that reported values for retained interest assets should be reasonable, conservative and supported by objective and verifiable documentation. Furthermore, institutions engaged in asset securitization activities should ensure that sufficient capital is held to support the risks associated with those activities and that appropriate management oversight and reporting is accomplished with respect to the institution’s asset securitization activities. The agencies noted that on a case-by-case basis, additional capital may be required to be held by those institutions whose asset securitization activities are not in compliance with the guidance provisions, or the retained interests may be classified as loss and not permitted to be included in calculating the institution’s regulatory capital. We believe that our valuation of our retained interest assets and our securitization activities as an operating subsidiary of the Bank are in compliance with the guidance provisions. Moreover, as our recent securitization activities have been accounted for as secured financings or involved a sale of contracts servicing released, we have substantially reduced and do not anticipate creating in the future any non-cash gain on sale residual interests, the valuation of which would be subject to the guidance statement. We believe that our securitization activities to date, including the creation, valuation and monitoring of our existing non-cash gain on sale residual interests, have been conducted in full compliance with the guidance statement.

      The OTS, along with the other federal banking regulatory agencies, has adopted a new regulation pertaining to the capital treatment of recourse, direct credit substitutes and residual interests in asset securitizations. The new regulation combines two proposals previously published for comment by the OTS and the other agencies. The new regulation treats recourse obligations and direct credit substitutes more consistently than was previously the case. More importantly, the new regulations modify the capital rules for residual interests arising upon the transfer of assets, including limiting the amount of residual interests that are credit-enhancing interest-only strips that may be included in calculating an institution’s capital. The new regulations require all institutions to hold “dollar-for-dollar” capital against their total contractual exposure to loss resulting from residual interest assets arising from the transfer of assets accounted for as a sale. The regulation also requires that all residual interest assets which are credit-enhancing interest-only strips in excess of 25% of an institution’s Tier 1 capital be deducted from capital. Finally, the regulation reduces the amount of risk-based capital an institution must hold for certain positions in asset securitizations acquired by an institution, based upon the credit rating given to such interests by a nationally recognized statistical rating agency (such as Standard and Poor’s Ratings Services, a division of McGraw-Hill, Inc., also known as S&P, or Moody’s Investors Service, Inc., also known as Moody’s).

      The new regulation became effective on January 1, 2002 for any transaction that closes on or after that date. For transactions closed before that date, an institution can elect to have the regulation apply to those earlier transactions if it will result in a reduced capital requirement for the institution. Conversely, if application of the new regulation to transactions closed before January 1, 2002 will result in increased capital requirements, the affected institution may defer application of the regulation to those transactions until December 31, 2002. As the effect of the regulation will be to increase the Bank’s capital requirements, the regulation will not become applicable to our pre-January 1, 2002 transactions until December 31, 2002. We anticipate that by that date the Bank will realize increased capital through our rights offering, retained earnings and possibly other capital raising transactions. In addition, by that date the residual interests we hold, both non-cash gain on sale and amounts due from trusts, are expected to continue to amortize. Accordingly, the amount of additional capital that the Bank may be required to hold as of December 31, 2002, in order to remain a well capitalized institution, is uncertain and dependent upon our results of operations and other capital raising transactions undertaken by that date.

      In addition, as the new regulation also provides that lesser amounts of capital need be held by purchasers of asset-backed securities, based upon the ratings assigned to such securities by the nationally-recognized statistical rating organizations, this may have the effect of increasing the marketability of our asset-backed securities, thereby reducing the yields we may be required to offer to complete future securitizations.

      Finally, the new regulation will not cause any adverse capital effect upon us as a result of our securitizations accounted for as secured financings which we have undertaken commencing in early 2000 and consistently since then. The regulation only applies to residual interests arising from the transfer of assets or participations accounted for as sales under GAAP. We do not anticipate, at this time, of engaging in any securitizations accounted for as sales under GAAP. Accordingly, whatever the effect of this regulation upon us due to the residual interests we may hold at December 31, 2002 which arose as a result of securitizations closed prior to January 1, 2002 which were accounted for as sales, that effect will be reduced each quarter thereafter as the amount of those residual interests continue to amortize. We anticipate that all of such residual interests will have been fully amortized by the end of 2002.

      On October 20, 2000, the OTS, along with the other federal banking regulatory agencies, published for comment proposed regulations implementing the provisions of the Fair Credit Reporting Act, also known as FCRA, that permit institutions to communicate consumer information to their affiliates (affiliate information sharing) without incurring the obligations of consumer reporting agencies. To allow financial institutions to plan for and meet the requirements of the privacy regulations, an update on the FCRA proposal was provided on March 27, 2001, and financial institutions were advised to prepare their privacy notices in accordance with the privacy regulations and the FCRA without delaying compliance until publication of the final FCRA rule. We believe that our privacy notices are in compliance with the privacy regulations and the FRCA.

      The OTS, along with the other agencies, has adopted guidance pertaining to sub-prime lending programs. Pursuant to the guidance, lending programs which provide credit to borrowers whose credit histories reflect specified negative characteristics, such as bankruptcies or payment delinquencies, are deemed to be sub-prime lending programs. Pursuant to the guidance, examiners may require that an institution with a sub-prime lending program hold additional capital, which ranges from one and one-half to three times the normal capital required for similar loans made to borrowers who are not sub-prime borrowers, although institutions whose sub-prime loans are well secured and well managed may not be required to hold additional capital.

      We cannot predict whether the Bank will be required, following its next examination, to hold additional capital with respect to those contracts on its consolidated balance sheet as to which the borrowers are determined to be sub-prime borrowers as defined by the agencies. To the extent that either the regulations, if adopted, or the guidance, as implemented, require the Bank to raise and continue to maintain higher levels of capital, our ability to originate, service and securitize new and pre-owned automobile installment contracts, especially as to which the borrower is determined to be a sub-prime borrower, may be adversely affected. Any changes to regulations that would negatively impact us may require us to curtail our automobile contract purchasing activities or change the relative percentage of types of contracts we originate, either of which could have a material adverse effect on our financial position, liquidity and results of operations.

Subsidiaries

      The following subsidiaries are included in our Consolidated Financial Statements.

     WFS Financial Auto Loans, Inc.

      WFAL is our wholly owned, Nevada based, limited purpose operating subsidiary. WFAL was organized primarily for the purpose of purchasing contracts that we originate and securitizing them in the asset-backed securities market. All sales to securitization trusts directly from WFAL are treated as sales for accounting purposes.

     WFS Financial Auto Loans 2, Inc.

      WFAL2 is our wholly owned, Nevada based, limited purpose operating subsidiary. WFAL2 purchases contracts that are then used as collateral for its reinvestment contract activities. See “Transactions with Related Parties — Reinvestment Contracts.”

     WFS Investments, Inc.

      WFSII is our wholly owned, California based, limited purpose operating subsidiary. WFSII was incorporated for the purpose of purchasing limited ownership interests in owner trusts in connection with securitization transactions. WFSII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose.

     WFS Funding, Inc.

      WFSFI is our wholly owned, Nevada based, limited purpose service corporation subsidiary. WFSFI was incorporated for the purpose of conduit financings. WFSFI completed a $775 million, a $650 million and a

$500 million conduit financing transaction during January 2002, November 2001 and September 1999, respectively.

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

     WFS Web Investments

      WFSWEB is our wholly owned, limited purpose service corporation subsidiary. WFSWEB was incorporated for the purpose of investing in an Internet service company called DealerTrack. Our investment in DealerTrack provides us with the unique opportunity to be involved with a company that provides a business to business Internet portal, specifically designed for the indirect automobile lending market.

Associates

      At December 31, 2001, we had 1,951 full-time and 99 part-time associates. None of our associates are represented by a collective bargaining unit or union, and we believe that we have good relations with our associates.

Forward-Looking Statements

      This Form 10-K includes and incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those expressed in or implied by these forward-looking statements.

      These forward-looking statements are identified by their use of terms and phrases as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions.

      The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	interest rate fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	our level of operating expenses;

•	the effect of new laws, regulations and court decisions;

•	the availability of sources of funding;

•	the level of chargeoffs on the automobile contracts that we originate; and

•	significant litigation.

      If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

      We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

Item 2. Properties

      At December 31, 2001, we owned one property in Dallas, Texas. Additionally, we leased 42 properties at various locations in various states.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range by Quarter

      Our common stock has been publicly traded since August 8, 1995 on the Nasdaq National Market® under the symbol WFSI. The following table illustrates the high and low sale prices by quarter in 2001 and 2000 as reported by Nasdaq, which prices are believed to represent actual transactions:

	2001		2000

	High	Low	High	Low

First Quarter	$21.29	$17.06	$20.88	$13.69
Second Quarter	30.14	15.55	21.50	15.75
Third Quarter	31.76	14.89	17.50	14.38
Fourth Quarter	26.83	15.63	19.00	14.56

      We had approximately 635 shareholders of our common stock at February 28, 2002. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

Dividends

      We have not declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. We are not currently under any regulatory or contractual limitations on our ability to declare or pay dividends.

Item 6. Selected Financial Data

      The following table presents summary audited financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. Since the information in this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

	For the Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net interest income	$313,006	$183,542	$99,229	$64,978	$52,657
Servicing income	130,826	170,919	140,780	76,110	137,753
Gain on sale of contracts	6,741	13,723	54,977	25,438	39,399

Total revenues	450,573	368,184	294,986	166,526	229,809
Provision for credit losses	144,130	68,962	36,578	15,146	8,248
Operating expenses	205,292	188,634	173,453	165,042	167,418
Restructuring charge(1)				15,000

Total expenses	349,422	257,596	210,031	195,188	175,666

Income (loss) before income tax (benefit)	101,151	110,588	84,955	(28,662)	54,143
Income tax (benefit)	39,503	44,216	35,580	(12,095)	22,829

Net income (loss)	$61,648	$66,372	$49,375	$(16,567)	$31,314

Net income (loss) per common share — diluted	$1.90	$2.35	$1.91	$(0.64)	$1.22

Other Selected Financial Data:
Prime contract purchases	$3,675,351	$2,900,960	$2,313,573	$1,808,013	$1,240,207
Non-prime contract purchases	1,187,928	1,318,267	1,026,573	862,683	1,045,072

Total contract purchases	$4,863,279	$4,219,227	$3,340,146	$2,670,696	$2,285,279

Contracts sold and securitized(2)	$4,220,000	$4,590,000	$3,000,000	$1,885,000	$2,190,000
Operating cash flows(3)	$172,833	$145,913	$101,702	$16,521	$13,567
Operating expenses as a percentage of average managed contracts	2.7%	3.1%	3.6%	4.1%	5.0%
Number of states in which contracts were purchased	43	43	43	42	37
Number of dealers from which contracts were purchased	7,598	8,545	8,722	11,323	11,978
Servicing Data:
Contracts managed at end of period	$8,152,882	$6,818,182	$5,354,385	$4,367,099	$3,680,817
Average contracts managed during the period	$7,576,681	$6,076,814	$4,840,363	$4,006,185	$3,383,570
Contracts delinquent 60 days or greater as a percentage of amount of contracts outstanding at end of period(4)	1.05%	0.86%	0.83%	1.07%	0.72%
Net chargeoffs as a percentage of the average amount of contracts outstanding during the period(4)	2.27%	1.91%	2.13%	3.42%	3.02%

	December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Contracts receivable, net	$5,083,891	$2,978,167	$1,459,035	$884,825	$229,338
Retained interest in securitized assets	37,392	111,558	167,277	171,230	181,177
Total assets	5,490,757	3,575,137	2,130,927	1,444,340	878,160
Lines of credit — parent	421,175	235,984	551,189	554,836
Notes payable — parent	67,500	146,219	178,908	160,000	175,000
Notes payable on automobile secured financing	4,005,925	2,249,363	461,104
Total shareholders’ equity	465,293	317,205	212,188	164,341	179,893

(1)	Information for 1998 includes a one-time restructuring charge of $15.0 million, including $1.8 million for employee severance and $13.2 million for lease termination fees and the write-off of disposed assets.

(2)	Information for 2001 and 1999 includes $650 million and $500 million, respectively, of contracts securitized in a privately placed conduit facility.

(3)	Operating cash flows are defined as cash flows from securitizations, net interest margin on owned loans and other fee income less dealer participation and operating costs.

(4)	Includes delinquency and loss information relating to contracts that were sold, but which were originated and are managed by us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Asset Quality.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

     Net Interest Income

      Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $313 million, $184 million and $99.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in net interest income in 2001 is the result of us holding a greater percentage of contracts on balance sheet as we utilized the liquidity sources provided by our parent and completed public securitizations totaling $2.2 billion and a conduit financing totaling $650 million that were accounted for as secured financings.

      Our decision to account for our securitizations as secured financings by changing the structure of our securitizations was based upon our business philosophy that we approach our business as a portfolio lender rather than as a seller of contracts. Our securitization structure includes a provision that provides us with the right to repurchase contracts at our option. The percentage of contracts that we could repurchase was increased from 10% to 20% as of March 2000. Not only does this change provide greater flexibility in managing our cost of funds, we believe that a portfolio basis presentation provides a better understanding of our business and the inherent risks associated with our securitizations. In addition, by accounting for our securitizations as secured financings we no longer record a retained interest asset upon completion of each securitization, the valuation of which is based upon subjective assumptions. See “Business.”

      The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Year Ended December 31,

	2001			2000			1999

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest earning assets:
Contracts receivable	$3,937,902	$539,118	13.69%	$2,152,794	$308,722	14.34%	$876,690	$135,601	15.47%
Investment securities	163,646	6,664	4.07	94,582	5,398	5.71	97,915	4,925	5.03

Total interest earning assets	4,101,548	545,782	13.31%	2,247,376	314,120	13.98%	974,605	140,526	14.42%
Noninterest earning assets:
Amounts due from trusts	217,974			346,009			295,578
Retained interest in securitized assets	79,832			141,724			180,538
Premises and equipment, net	36,144			37,816			33,603
Other assets	218,263			121,720			(28,386)
Less: allowance for credit losses	87,672			48,525			21,787

Total	$4,566,089			$2,846,120			$1,434,151

Interest bearing liabilities:
Lines of credit — parent	$201,744	8,930	4.43%	$541,579	37,711	6.96%	$294,961	15,728	5.33%
Notes payable — parent	112,854	10,529	9.33	155,888	14,238	9.13	172,915	14,716	8.51
Notes payable on automobile secured financing	3,137,000	213,317	6.80	1,081,006	78,629	7.27	125,866	10,853	8.62

Total interest bearing liabilities	3,451,598	232,776	6.74%	1,778,473	130,578	7.34%	593,742	41,297	6.96%
Noninterest bearing liabilities:
Amounts held on behalf of trustee	85,139			670,063			447,309
Other liabilities	593,710			117,480			207,037
Shareholders’ equity	435,642			280,104			186,063

Total	$4,566,089			$2,846,120			$1,434,151

Net interest income and interest rate spread		$313,006	6.57%		$183,542	6.64%		$99,229	7.46%

Net yield on average interest earning assets			7.63%			8.17%			10.18%

      The total interest spread decreased 7 basis points for the year ended December 31, 2001 compared with the year ended December 31, 2000 due to a decrease of 67 basis points in the yield on interest earning assets and a decrease in the cost of funds of 60 basis points. The decrease in the yield on interest earning assets and cost of funds is primarily due to a lower interest rate environment. The total interest rate spread decreased 82 basis points in 2000 compared with 1999 due to a decrease in the yield on interest earning assets of 44 basis points and an increase in the cost of funds of 38 basis points. The decrease in the yield on interest earning assets in 2000 was the result of a greater percentage of prime contracts held on the balance sheet. The increase in the cost of borrowings in 2000 was the result of an increase in the rate on our line of credit as well as the issuance of $2.5 billion in notes in secured financing transactions with an all-in borrowing cost of 7.19%.

      The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	2001 Compared to 2000(1)			2000 Compared to 1999(1)

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Contracts receivable	$244,990	$(14,594)	$230,396	$183,715	$(10,594)	$173,121
Investment securities	3,135	(1,869)	1,266	(188)	661	473

Total interest earning assets	$248,125	$(16,463)	$231,662	$183,527	$(9,933)	$173,594

Interest expense:
Lines of credit — parent	$(18,224)	$(10,557)	$(28,781)	$16,096	$5,887	$21,983
Notes payable — parent	(4,014)	305	(3,709)	(1,507)	1,029	(478)
Notes payable on automobile secured financing	140,088	(5,400)	134,688	69,735	(1,959)	67,776

Total interest bearing liabilities	$117,850	$(15,652)	$102,198	$84,324	$4,957	$89,281

Net change in net interest income			$129,464			$84,313

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances. If there is no balance in the previous year, the total change is allocated to volume.

Servicing Income

      We regularly securitize contracts in the public asset-backed securities market and retain the servicing rights. For accounting purposes, these transactions are treated as either secured financings or sales to a securitization trust. Since the first quarter of 2000, we have not completed a securitization that has been accounted for as a sale. For transactions treated as sales, we recorded a non-cash gain equal to the present value of the estimated future cash flows from the portfolio of contracts sold less the write-off of dealer participation balances and the effect of hedging activities. For these securitizations, net interest earned on the contracts sold and fees earned for servicing the automobile contract portfolios are recognized over the life of the transactions as contractual servicing income, retained interest income and other fee income.

      We occasionally sell contracts to Westcorp in whole loan sales. These sales are designed to utilize additional capital raised by Westcorp. These contracts are subsequently securitized by Westcorp and continue to be managed by us under the terms of such securitizations. We recognize a cash gain on a whole loan sale equal to the cash premium received adjusted for the write-off of dealer participation balances and the effect of hedging activities.

      The components of servicing income were as follows:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Retained interest (expense) income, net of RISA amortization	$(27,839)	$51,429	$47,812
Contractual servicing income	85,845	57,718	46,847
Other fee income	72,820	61,772	46,121

Total servicing income	$130,826	$170,919	$140,780

      Servicing income decreased primarily as a result of lower retained interest income, offset by increases in contractual servicing income and other fee income.

      Retained interest expense totaled $27.8 million for the year ended December 31, 2001, compared with retained interest income of $51.4 million and $47.8 million for the years ended December 31, 2000 and 1999, respectively. For accounting purposes, this income is only recognized on contracts sold through securitizations treated as sales. Retained interest income is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio. The retained interest expense recognized in 2001 is the result of higher chargeoff experience on our sold portfolio as well as revised estimates of future chargeoffs due to continued slowing in the economy. Net chargeoffs on the sold portfolio decreased to $50.4 million in 2001 from $75.5 million in 2000 and $91.8 million in 1999. The outstanding sold portfolio had a weighted average gross interest rate spread of 6.97% in 2001 compared with 7.38% and 8.34% in 2000 and 1999, respectively. The average balance of the sold portfolio, excluding the loans sold in the whole loan sale on which we do not recognize retained interest income, was $1.8 billion in 2001 compared with $3.4 billion in 2000 and $4.0 billion in 1999.

      Contractual servicing income earned by us from Westcorp relating to the whole loan sales totaled approximately $62.8 million and $16.0 million for the years ended December 31, 2001 and 2000. Contractual servicing income earned by us relating to sales to securitization trusts totaled approximately $23.0 million and $41.7 million for the years ended December 31, 2001 and 2000, respectively. The decrease was a result of the decrease in the average balance of the sold portfolio.

      Other fee income consists primarily of documentation fees, late charges and deferment fees on our managed portfolio, including contracts securitized in transactions accounted for as sales and secured financings, as well as contracts sold in whole loan sales and contracts not securitized. The increase in other fee income is due to the growth in our average managed portfolio to $7.6 billion in 2001 from $6.1 billion in 2000 and $4.8 billion in 1999.

  Gain on Sale of Contracts

      The following table sets forth our contract sales and securitizations and related gains on sales:

	For the Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Contract sales and secured financings:
Whole loan sales to Westcorp(1)	$1,370,000	$1,390,000
Sales to securitization trusts		660,000	$2,500,000	$1,885,000	$2,190,000

Total sales	1,370,000	2,050,000	2,500,000	1,885,000	2,190,000
Secured financings:	2,850,000	2,540,000	500,000

Total sales and secured financings	$4,220,000	$4,590,000	$3,000,000	$1,885,000	$2,190,000

Gain on sale of contracts(2):
Non-cash gain on sale		$7,719	$54,977	$25,438	$39,399
Cash gain on sale	$6,741	6,004

Total gain on sale	$6,741	$13,723	$54,977	$25,438	$39,399

Hedge gain (loss) included in gain on sale of contracts(3):
Non-cash gain on sale		$5,300	$11,051	$(8,580)	$(11,236)
Cash gain on sale	$(6,700)	(5,000)

	$(6,700)	$300	$11,051	$(8,580)	$(11,236)

Gain on sale of contracts as a % of total revenues:
Non-cash gain on sale		2.10%	18.64%	15.28%	17.14%
Cash gain on sale	1.50%	1.63%

(1)	Amounts represent whole loan sales to Westcorp, which Westcorp then securitized.
(2)	Net of the write-off of outstanding dealer participation balances and the effect of hedging activities.
(3)	Included in gain on sale of contracts.

      The following table lists each of our public securitizations. The first issue in 1985 was rated AA by S&P and Aa by Moody’s. All issues since that time were rated AAA by S&P and Aaa by Moody’s, their respective highest long-term ratings. The money market securities for each applicable transaction were rated A-1+ by S&P and P-1 by Moody’s, their respective highest short-term ratings. All securitizations prior to 1998-A were paid in full on or before their contractual maturity dates.

Securitizations

				Remaining			Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	December 31, 2001	Original Balance	Average APR	Securitization Rate	Spread(1)

		(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full	0%	18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full	0	14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full	0	12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full	0	12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full	0	13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full	0	14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full	0	15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full	0	14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full	0	15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full	0	15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full	0	16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full	0	15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full	0	16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full	0	15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full	0	15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full	0	15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full	0	14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full	0	14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full	0	14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full	0	13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full	0	13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full	0	13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full	0	12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full	0	13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full	0	14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full	0	14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full	0	15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full	0	15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full	0	16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full	0	15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full	0	15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full	0	15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full	0	15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full	0	15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full	0	15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full	0	15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full	0	15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full	0	15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full	0	15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full	0	15.19	6.34	8.85
1998-A	March, 1998	525,000	$49,627	9.45	14.72	6.01	8.71
1998-B	June, 1998	660,000	94,062	14.25	14.68	6.06	8.62
1998-C	November, 1998	700,000	135,444	19.35	14.42	5.81	8.61
1999-A	January, 1999	1,000,000	231,712	23.17	14.42	5.70	8.72
1999-B	July, 1999	1,000,000	343,081	34.31	14.62	6.36	8.26
1999-C	November, 1999	500,000	209,400	41.88	14.77	7.01	7.76
2000-A	March, 2000	1,200,000	555,202	46.27	14.66	7.28	7.38
2000-B	May, 2000	1,000,000	521,620	52.16	14.84	7.78	7.06
2000-C	August, 2000	1,390,000	708,094	50.94	15.04	7.32	7.72
2000-D	November, 2000	1,000,000	766,367	76.64	15.20	6.94	8.26
2001-A	January, 2001	1,000,000	837,369	83.74	14.87	5.77	9.10
2001-B	May, 2001	1,370,000	1,084,218	79.14	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	1,081,034	90.09	13.90	4.50	9.40
2002-1	March, 2002(2)	1,800,000			13.50	3.71	9.79

	Total	$24,371,430	$6,617,230

(1)	Represents the difference between the original weighted average annual percentage rate, also known as APR, and the estimated weighted average securitization rate on the closing date of the securitization.

(2)	The 2002-1 securitization closed on March 20, 2002.

  Provision for Credit Losses

      We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for contracts held on the balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on such contracts or by reversing the allowance for credit losses through the provision for credit losses when the amount of contracts held on balance sheet is reduced from securitization transactions treated as sales and from whole loan sales. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned portfolio that can be reasonably estimated.

      The provision for credit losses totaled $144 million in 2001 compared with $69.0 million in 2000 and $36.6 million in 1999. The increase in provision for credit losses in 2001 and 2000 was the result of a higher level of contracts held on balance sheet and chargeoffs related to such contracts as our securitizations in those years were predominately accounted for as secured financings. In 2001 we recorded $65.1 million in provisions for credit losses in excess of chargeoffs. The increase in provision for credit losses was due to higher chargeoffs related to continued slowing in the economy. Of the total $69.0 million reported in provision for credit losses in 2000, $34.3 million was for chargeoffs incurred during the period and $37.6 million represented the increase in the amount of contracts held on the balance sheet. Provision for credit losses was reduced by $2.9 million due to the lower level of allowance held for contracts due to improving asset quality. The increase in provision for credit losses in 1999 was the result of an increase in the amount of reserves held on contracts available for sale as $500 million of such contracts were used as collateral for the issuance of notes to a conduit facility in a transaction treated as a secured financing. In addition, another $540 million of contracts available for sale were expected to be placed in a securitization transaction in the first quarter of 2000 that would also be accounted for as a secured financing and, therefore, the contracts would remain on our balance sheet and higher levels of reserves would be required for probable losses that could be reasonably estimated. See “Financial Condition — Allowance for Credit Losses.”

Operating Expenses

      Operating expenses totaled $205 million in 2001, $189 million in 2000 and $173 million in 1999. Operating expenses as a percentage of average managed contracts declined to 2.7% in 2001 compared with 3.1% in 2000 and 3.6% in 1999 as the result of the completion of our restructuring program in 1999, as well as other operating efficiencies achieved. Operating expenses as a percentage of total revenues were 46% in 2001 compared with 51% in 2000 and 59% in 1999.

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

      Currently, we pay a monthly management fee to the Bank and Westcorp, which covers various administrative expenses. Additionally, the Bank and Westcorp pay fees to us for information technology and other services. The management fee is based on the actual costs incurred and estimates of actual usage. We believe that the management fee approximates the cost to perform these services on our own behalf or to acquire them from third parties. We have the option, under the management agreements, to procure these services on our own should it be more economically beneficial for us to do so. See “Business — Transactions with Related Parties — Management Agreements.”

Income Taxes

      We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp, the holding company parent of the Bank. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was approximately 39% in 2001 compared with 40% in 2000 and 42% in 1999, respectively. See “Business — Transactions with Related Parties — Tax Sharing Agreement.”

Pro Forma Portfolio Basis Statements of Income

      During the first quarter of 2000, we changed the structure of our securitizations so that they would no longer be accounted for as sales but rather recorded as secured financings. This decision is consistent with our business strategy to record high quality earnings and to maintain a conservative, well-capitalized balance sheet. If treated as secured financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the contracts in the trust and the related financing costs are reflected over the life of the underlying pool of contracts as net interest income. Additionally, no RISA is recorded on the balance sheet, which must be written off over the life of a securitization. This asset is subject to impairment if assumptions made about the performance of a securitization are not realized.

      Over time, our securitizations that were recorded as sales will mature and an increasing percentage of securitized contracts will be represented by securitizations that are accounted for as secured financings. In the interim, we will present pro forma portfolio basis statements of income that present our results under the assumption that all our outstanding securitizations and whole loan sales to Westcorp are treated as secured financings rather than as sales. These statements provide a method by which to gauge our year to year performance while we make this transition.

      We believe that such a presentation is an important performance measure of our operations during this transitory period. Differences between portfolio basis earnings and reported earnings represent the transitional effect of treating securitizations as secured financings rather than sales. Ultimately, our reported earnings will approach our portfolio basis earnings as we continue to treat future securitizations as secured financings. We refer to these pro forma results as “portfolio basis” statements of operations since all contracts sold would have remained in our on balance sheet automobile contract portfolio if we had accounted for the transactions as secured financings.

      The growth in our portfolio basis earnings reflects the growth in our managed contract portfolio to $8.2 billion at December 31, 2001, compared with $6.8 billion and $5.4 billion at December 31, 2000 and 1999, respectively. We monitor the periodic portfolio basis earnings of our managed contract portfolio and believe these portfolio basis statements assist in better understanding our business.

      The following tables present the portfolio basis statements of income, portfolio yields and reconciliation to net income as reflected in our Consolidated Statements of Income.

PORTFOLIO BASIS STATEMENTS OF INCOME

	For the Year Ended December 31,

	2001(1)	2000	1999

	(Dollars in thousands, except per share amounts)
Interest income	$1,010,104	$817,072	$642,497
Interest expense	494,859	409,051	300,243

Net interest income	515,245	408,021	342,254
Net chargeoffs(1)	172,209	116,224	102,937
Provision for growth(2)	19,087	23,416	19,190

Provision for credit losses	191,296	139,640	122,127

Net interest income after provision for credit losses	323,949	268,381	220,127
Other income	72,712	61,771	46,121
Operating expenses	207,771	190,328	180,100

Income before income tax	188,890	139,824	86,148
Income tax(3)	73,211	55,803	36,080

Portfolio basis net income	$115,679	$84,021	$50,068

Portfolio basis net income per common share — diluted	$3.57	$2.97	$1.94

(1)	Represents actual chargeoffs incurred during the period, net of recoveries.

(2)	Represents additional allowance for credit losses that would be set aside due to an increase in the managed portfolio.

(3)	Such tax effect is based upon our tax rate for the respective period.

PORTFOLIO BASIS YIELDS

	For the Year Ended December 31,

	2001(1)	2000(1)	1999(1)

	(Dollars in thousands)
Interest income	13.3%	13.5%	13.3%
Interest expense	6.5	6.7	6.2

Net interest income	6.8	6.8	7.1
Net chargeoffs	2.3	1.9	2.1
Provision for growth	0.2	0.4	0.4

Provision for credit losses	2.5	2.3	2.5

Net interest income after provision for credit losses	4.3	4.5	4.6
Other income	1.0	1.0	1.0
Operating expenses	2.8	3.2	3.8

Income before income tax	2.5	2.3	1.8
Income tax	1.0	0.9	0.8

Portfolio basis net income	1.5%	1.4%	1.0%

Average managed contracts	$7,576,681	$6,076,814	$4,840,363

(1)	Rates are calculated by dividing amounts by average managed contracts for the respective periods.

RECONCILIATION OF GAAP BASIS NET INCOME

TO PORTFOLIO BASIS NET INCOME

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
GAAP basis net income	$61,648	$66,372	$49,375
Portfolio basis adjustments:
Gain on sale of contracts	(6,741)	(13,723)	(54,977)
Retained interest expense (income)	27,839	(51,429)	(47,812)
Contractual servicing income	(85,845)	(57,718)	(46,847)
Net interest income	202,239	224,243	242,878
Provision for credit losses	(47,166)	(70,677)	(85,549)
Operating expenses	(2,587)	(1,460)	(6,500)

Total portfolio basis adjustments	87,739	29,236	1,193
Net tax effect(1)	33,708	11,587	500

Portfolio basis net income	$115,679	$84,021	$50,068

(1)	Such tax is based on our tax rate for the respective period.

Financial Condition

Overview

      We originated $4.9 billion and $4.2 billion of contracts for the years ended December 31, 2001 and 2000, respectively. As a result of higher automobile contract originations, our portfolio of managed contracts reached $8.2 billion at December 31, 2001, up from $6.8 billion at December 31, 2000 and $5.4 billion at December 31, 1999.

Amounts Due From Trusts

      The excess cash flows generated by contracts sold to each of the securitization trusts are deposited into spread accounts in the name of the trustee under the terms of the securitizations. In addition, at the time a securitization closes, we advance additional monies to our subsidiary that originated the securitization trust to initially fund these spread accounts. For transactions treated as sales, we establish a liability associated with the use of the spread account funds, which is reduced as such funds reach predetermined funding levels. We are released from these obligations after the spread account reaches a predetermined funding level. The amounts due from trusts represent amounts due to us that are still under obligation to be held in the spread accounts for transactions treated as sales. The amounts due from trusts at December 31, 2001 was $136 million compared with $357 million at December 31, 2000. The decrease is the result of a reduction in the outstanding amount of securitizations treated as sales for accounting purposes.

Retained Interest in Securitized Assets

      RISA is capitalized upon the sale of contracts to securitization trusts. RISA represents the present value of the estimated future cash flows to be received by us from the excess spread created in securitization transactions. The determination of the value of the RISA is a critical accounting process. Future cash flows are calculated by taking the coupon rate of the contracts securitized less the interest rate paid to the investors less contractually specified servicing fees and guarantor fees, after giving effect to estimated credit losses and prepayments.

      RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting estimated cash flows using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of shareholders’ equity on our Consolidated Statements of Financial Condition as accumulated other comprehensive income (loss), net of applicable taxes. On a quarterly basis, we evaluate the carrying value of the RISA in light of the actual performance of the underlying contracts and make adjustments to reduce the carrying value, if appropriate.

      None of our securitization transactions in 2001 were treated as sales. Therefore, we did not record any retained interest in securitized assets in 2001. Selected original assumptions used to estimate future cash flows for contracts securitized in 2000 and 1999 were as follows:

	For the Three Months Ended

	March 31	June 30	September 30	December 31

2000	2000-A
Cumulative net credit losses	6.1%
Average monthly ABS prepayment speed	1.5%
Discount rate	10.8%
Weighted average remaining maturity (in months)	61

1999	1999-A	1999-B	1999-C
Cumulative net credit losses	6.2%	6.1%	6.1%
Average monthly ABS prepayment speed	1.5%	1.5%	1.5%
Discount rate	9.1%	9.7%	10.2%
Weighted average remaining maturity (in months)	59	59	61

      At December 31, 2001 and 2000, key economic assumptions and the sensitivity of the fair value of the RISA to immediate 10% and 20% adverse changes in assumed economics were as follows:

	December 31,

	2001	2000

	(Dollars in thousands)
Fair value of the RISA	$37,392	$111,558
Weighted average remaining maturity of underlying contracts (in months)	33	41

Prepayment speed (monthly ABS)	1.0%	1.5%
Fair value after 10% adverse change	$35,184	$107,843
Fair value after 20% adverse change	$34,266	$103,574

Cumulative net credit losses (pool life rate)	6.1% – 7.0%	6.1% – 7.6%
Fair value after 10% adverse change	$32,928	$103,880
Fair value after 20% adverse change	$29,752	$95,925

Discount rate (annual rate)	7.28%	10.16%
Fair value after 10% adverse change	$37,135	$110,963
Fair value after 20% adverse change	$36,880	$109,810

      The following table sets forth the components of the RISA:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Balance at beginning of period	$111,558	$167,277	$171,230
Additions		19,240	111,767
Amortization	(75,546)	(75,958)	(111,752)
Change in unrealized gain/loss on RISA(1)	1,380	999	(3,968)

Balance at end of period(2)	$37,392	$111,558	$167,277

(1)	The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are other than temporary in nature and impact the value of the RISA. Such other than temporary differences are immediately recognized in income as a component of retained interest income.

(2)	There are no restrictions on the RISA.

      The following table presents the estimated future undiscounted cash flows to be received from securitizations:

	December 31,

	2001	2000

	(Dollars in thousands)
Estimated net undiscounted RISA earnings	$87,358	$235,270
Off balance sheet allowance for credit losses	(47,235)	(110,339)
Discount to present value	(2,731)	(13,373)

Retained interest in securitized assets	$37,392	$111,558

Outstanding balance of contracts sold through securitizations	$1,215,058	$2,608,017
Off balance sheet allowance for credit losses as a percent of contracts sold through securitizations	3.89%	4.23%

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

      The following table summarizes certain cash flows received from and paid to securitization trusts on securitizations treated as sales and on whole loan sales:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Proceeds	$1,370,000	$2,050,000	$2,500,000
Excess cash flows from trust	47,357	127,294	159,564
Servicing fees received	85,845	57,718	46,847
Servicing advances	26,191	39,097	55,593
Repayments on servicing advances	28,222	49,825	63,940

      The balance of contracts 30 days or more delinquent included in such securitization trusts totaled $144 million and $146 million at December 31, 2001 and 2000, respectively. Net chargeoffs for these securitization trusts totaled $93.2 million, $81.9 million and $91.8 million for 2001, 2000 and 1999, respectively.

  Asset Quality

     Overview

      We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances.

      At December 31, 2001, the percentage of accounts delinquent 30 days or greater was 3.72% compared with 3.18% at December 31, 2000 and 2.84% at December 31, 1999. We calculate delinquency based on the contractual due date. Net chargeoffs on average contracts outstanding for the year ended December 31, 2001 were 2.27% compared with 1.91% and 2.13% for the years ended December 31, 2000 and 1999, respectively. The increase in delinquency and credit loss experience is a result of a slowing economy.

      The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and contracts that have been sold and/or securitized but are managed by us:

	December 31,

	2001		2000		1999

	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(Dollars in thousands)
Contracts managed	$8,152,882		$6,818,182		$5,354,385

Period of delinquency:
30 – 59 days	$217,873	2.67%	$157,843	2.32%	$107,416	2.01%
60 days or more	85,290	1.05	59,166	0.86	44,610	0.83

Total contracts delinquent and delinquencies as a percentage of contracts managed	$303,163	3.72%	$217,009	3.18%	$152,026	2.84%

      The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	December 31,

	2001		2000		1999

	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount

	(Dollars in thousands)
Contracts managed	690,401	$8,152,882	616,011	$6,818,182	524,709	$5,354,385

Repossessed vehicles	1,168	$7,553	946	$6,199	559	$3,374

Repossessed assets as a percentage of number and amount of contracts outstanding	0.17%	0.09%	0.15%	0.09%	0.11%	0.06%

      The following table sets forth information with respect to actual credit loss experience on our portfolio of contracts managed:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Contracts managed at end of period	$8,152,882	$6,818,182	$5,354,385

Average contracts managed during period	$7,576,681	$6,076,814	$4,840,363

Gross chargeoffs	$236,834	$165,937	$150,518
Recoveries	64,626	49,697	47,581

Net chargeoffs	$172,208	$116,240	$102,937

Net chargeoffs as a percentage of average contracts managed during period	2.27%	1.91%	2.13%

      Cumulative static pool losses are another means of analyzing contract quality. The cumulative static pool loss of a securitization is the cumulative amount of losses actually recognized, net of recoveries, as to the contracts securitized, up to and including a given month, divided by the original principal balance of the contracts in that securitization. The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:

CUMULATIVE STATIC POOL LOSS CURVES

AT DECEMBER 31, 2001

Period(1)	1998-A	1998-B	1998-C	1999-A	1999-B	1999-C	2000-A	2000-B	2000-C(3)	2000-D	2001-A	2001-B(3)	2001-C

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.02%	0.04%	0.04%	0.04%	0.02%	0.03%	0.02%	0.04%	0.04%	0.03%	0.03%	0.04%
3	0.11%	0.08%	0.11%	0.11%	0.11%	0.10%	0.10%	0.09%	0.13%	0.11%	0.09%	0.10%	0.09%
4	0.25%	0.18%	0.23%	0.20%	0.26%	0.25%	0.20%	0.24%	0.27%	0.24%	0.20%	0.21%	0.20%
5	0.44%	0.38%	0.39%	0.33%	0.47%	0.40%	0.36%	0.39%	0.46%	0.39%	0.33%	0.33%	0.35%
6	0.66%	0.59%	0.50%	0.46%	0.66%	0.56%	0.55%	0.59%	0.65%	0.54%	0.50%	0.50%
7	0.95%	0.83%	0.61%	0.62%	0.87%	0.71%	0.71%	0.78%	0.81%	0.74%	0.70%	0.69%
8	1.23%	1.03%	0.75%	0.76%	1.00%	0.86%	0.91%	0.99%	0.93%	0.93%	0.84%	0.87%
9	1.50%	1.21%	0.86%	0.92%	1.13%	1.01%	1.10%	1.17%	1.07%	1.13%	1.04%
10	1.79%	1.40%	1.00%	1.11%	1.24%	1.14%	1.27%	1.33%	1.24%	1.34%	1.24%
11	2.03%	1.53%	1.17%	1.30%	1.35%	1.34%	1.45%	1.44%	1.41%	1.50%	1.45%
12	2.21%	1.62%	1.32%	1.47%	1.44%	1.52%	1.58%	1.57%	1.62%	1.74%
13	2.39%	1.74%	1.48%	1.61%	1.58%	1.74%	1.73%	1.72%	1.86%	1.95%
14	2.49%	1.84%	1.66%	1.73%	1.74%	1.94%	1.85%	1.86%	2.04%	2.21%
15	2.60%	1.96%	1.79%	1.81%	1.85%	2.09%	2.00%	2.04%	2.25%
16	2.72%	2.10%	1.91%	1.89%	2.03%	2.27%	2.15%	2.24%	2.45%
17	2.85%	2.22%	2.01%	2.00%	2.16%	2.39%	2.37%	2.39%	2.68%
18	2.98%	2.40%	2.07%	2.10%	2.30%	2.53%	2.52%	2.55%
19	3.11%	2.55%	2.11%	2.24%	2.42%	2.67%	2.67%	2.73%
20	3.25%	2.69%	2.17%	2.35%	2.50%	2.81%	2.83%	2.93%
21	3.35%	2.79%	2.24%	2.46%	2.58%	2.92%	2.99%
22	3.48%	2.85%	2.34%	2.55%	2.67%	3.10%	3.16%
23	3.62%	2.89%	2.43%	2.63%	2.77%	3.28%
24	3.70%	2.92%	2.52%	2.71%	2.87%	3.38%
25	3.75%	2.97%	2.62%	2.77%	3.01%	3.55%
26	3.80%	3.04%	2.71%	2.82%	3.14%	3.68%
27	3.87%	3.13%	2.80%	2.89%	3.16%	3.84%
28	3.92%	3.18%	2.87%	2.96%	3.29%
29	3.98%	3.24%	2.90%	3.02%	3.40%
30	4.06%	3.32%	2.95%	3.09%	3.50%
31	4.11%	3.38%	3.00%	3.17%
32	4.17%	3.43%	3.02%	3.20%
33	4.22%	3.47%	3.08%	3.27%
34	4.27%	3.48%	3.14%	3.35%
35	4.32%	3.52%	3.15%	3.41%
36	4.34%	3.54%	3.21%
37	4.35%	3.58%	3.25%
38	4.38%	3.63%	3.30%
39	4.39%	3.66%
40	4.43%	3.65%
41	4.45%	3.69%
42	4.50%	3.73%
43	4.47%	3.75%
44	4.50%
45	4.52%
46	4.55%
Prime Mix(2)	57%	67%	70%	70%	70%	67%	69%	69%	68%	70%	72%	73%	76%

(1)	Represents the number of months since the inception of the securitization.
(2)	Represents the original percentage of prime contracts securitized within each pool.
(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

          Allowance for Credit Losses

      Our allowance for credit losses was $132 million at December 31, 2001 compared with $71.3 million at December 31, 2000. Management determines the amount of the allowance for credit losses based on a review of various quantitative and qualitative analyses. The methodology for determining the level of allowance for credit losses is a critical accounting process. Quantitative analyses include the review of chargeoff trends by loan program and loan type on an owned and managed basis; evaluation of cumulative loss curves on both a managed and sold basis; evaluation of credit loss experience by credit tier and geographic location. Other quantitative analyses include the evaluation of the size of any particular asset group; the concentration of any credit tier; the level of non-performance and the percentage of delinquency.

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

      General valuation allowances are established based on quantitative analysis of our portfolio and other qualitative factors. Specific valuation allowances are established based on analysis of our portfolio that is classified as Loss. General valuation allowances are determined by applying various factors to loan balances that are classified as Pass, Special Mention, Substandard or Doubtful. Specific valuation allowances represent contracts that are classified as Loss. Some assets may be split into more than one asset classification due to fair value or net realizable value calculations. This approach allows for enhanced analysis as it highlights the need for more allowance than would be generally allocated if held in one classification.

      All contracts that are 60 to 90 days delinquent are automatically classified as Special Mention. Any contract that is 90 or more days delinquent is automatically classified as Substandard. Any contract where the borrower has filed for bankruptcy or the vehicle has been repossessed by us and is subject to a redemption period is classified as Substandard, with the difference between the wholesale book value and contract balance classified as Loss.

      Based upon the process described above, we believe that our allowance for credit losses is currently adequate to cover probable losses in our automobile contract portfolio that can be reasonably estimated. No single contract, borrower or series of such contracts comprises a significant portion of the total portfolio. The allowance for credit losses is reduced by net chargeoffs as well as decreases in required allowances due to sales of contracts and by lowering the level of required reserves based upon improved contract performance. The allowance for credit losses is increased by recording amounts to the provision for credit losses.

      The provision for credit losses was $144 million, $69.0 million and $36.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Net chargeoffs were $79.0 million, $34.3 million and $11.1 million for the same respective periods. The increase in the dollar amount of the allowance for credit losses and provision for credit losses is the result of a greater amount of contracts held on balance sheet as well as higher credit losses due to slowing in the economy. The increase in the percentage of allowance to total contracts at December 31, 1999 is the result of an increase in the amount of reserves on contracts held for sale as $500 million of such contracts were used as collateral for the issuance of notes to a conduit facility in a transaction treated as a secured financing. In addition, another $540 million of contracts held for sale were expected to be placed in a securitization in the first quarter of 2000 that would also be accounted for as a secured financing and, therefore, the contracts would remain on our balance sheet and higher levels of reserves would be required for probable losses that could be reasonably estimated. We applied a reserve factor consistent with our annualized loss experience on contracts on a managed basis.

      We have increased our percentage of allowance for credit losses from 2.3% at December 31, 2000 to 2.5% at December 31, 2001 as we have experienced higher losses in our owned portfolio due to a slowing economy. Credit loss experience for contracts on a managed basis increased from 1.91% in 2000 to 2.27% in 2001. We expect our owned loss experience to ultimately be equivalent to our managed loss experience as more of our securitizations are accounted for as a secured financing and as the average age of our owned portfolio continues to increase.

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

      In addition to our indirect statement of cash flows as presented under GAAP, we also analyze the key cash flows from our operations on a direct basis excluding certain items such as the purchase or sale of contracts. The following table shows our operating cash flows:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Cash flows from owned loans	$285,078	$182,059	$106,058
Cash flows from trusts	47,357	127,294	159,564
Contractual servicing income	85,845	57,718	46,847
Cash gain on sale	6,741	6,004
Other fee income	72,820	61,772	46,121
Less:
Dealer participation	119,715	100,300	83,435
Operating costs	205,293	188,634	173,453

Operating cash flows	$172,833	$145,913	$101,702

      Operating cash flows improved for 2001 compared with 2000 as a result of improved risk-adjusted returns on our portfolio as well as improved operating efficiencies.

     Principal Sources of Cash

     Collections of Principal and Interest from Contracts

      Our primary source of funds is the collection of principal and interest from contracts originated and securitized, to the extent that the transaction is an on balance sheet transaction. These monies are deposited into collection accounts established in connection with each securitization, or into our accounts for non-securitized contracts. Pursuant to reinvestment contracts entered into in connection with each securitization, the Bank and WFAL2 receive access to the amounts deposited into each collection account and the amounts held in the spread accounts for each securitization. The Bank and WFAL2 then make these funds available to us, in the case of the Bank pursuant to our reinvestment contract with the Bank, and in the case of WFAL2 through its purchase of contracts from us. We use those amounts so received in our daily operations to fund the purchase of contracts or to cover the day to day costs of our operations. If delinquency or chargeoff rates in a securitization exceed established triggers, amounts required to be held in spread accounts will increase, requiring additional pledged collateral. We may bear additional expense due to an increase in required collateral. If the reinvestment contracts were no longer deemed an eligible investment, which determination would be made by the rating agencies or FSA, we would no longer have the ability to use this cash in the ordinary course of business and would need to obtain alternative financing, which may only be available on less attractive terms. If we were unable to obtain additional financing, we may have to curtail our automobile contract purchasing activities, which would also have a material adverse effect on our financial position, liquidity and results of operations. Also, a significant increase in credit losses could have a material adverse impact on our collections of principal and interest from contracts.

      Principal and interest collections totaled $4.9 billion, $3.8 billion and $3.0 billion for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in principal and interest collections is primarily due to an increase in the amount of contracts managed.

     Contract Sales and Securitizations

      Our business depends on our ability to aggregate and sell contracts in the form of asset-backed securities. These sales generate cash proceeds that allow us to repay amounts borrowed and to purchase additional contracts. Changes in our asset-backed securities program could materially adversely affect our earnings or ability to purchase and resell contracts on a timely basis. Such changes could include a:

•	delay in the completion of a planned securitization;

•	negative market perception of us; or

•	failure of the contracts we intend to sell to conform to insurance company and rating agency requirements.

      If we are unable to effectively securitize our contracts, we may have to reduce or even curtail our automobile contract purchasing activities, which would have a material adverse effect on our financial position, liquidity and results of operations.

      Since 1985, we have sold or securitized over $24 billion of automobile receivables in 54 public offerings, making us the fourth largest issuer by dollar amount of such securities in the nation. We sold and securitized $3.6 billion of contracts in 2001, including $1.4 billion of contracts sold to Westcorp in a whole loan sale and subsequently securitized by Westcorp, compared with $4.6 billion in 2000, which also included a $1.4 billion whole loan sale to Westcorp, and $2.5 billion in 1999. On March 20, 2002, we completed the issuance of $1.8 billion of notes secured by contracts. We expect to continue to use securitizations as part of our liquidity strategy when appropriate market conditions exist.

     Borrowings from Parent

      Our parent company is a federally insured savings institution. It has the ability to raise significant amounts of liquidity by attracting both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. The Bank may also raise funds by issuing commercial paper, obtaining advances from the Federal Home Loan Bank, also known as the FHLB, and selling securities under agreements to repurchase and utilizing other borrowings. Savings associations such as the Bank also have authority to borrow from the Federal Reserve System, also known as the FRS, “discount window.” FRS regulations require these institutions to exhaust all reasonable alternative sources of funds, including FHLB sources, before borrowing from the FRS. Federal regulations have been promulgated which connect Community Reinvestment Act performance with access to long-term advances from the FHLB to member institutions. We are able to utilize these liquidity sources through agreements entered into by our parent and us. These include notes, lines of credit and the WFS Reinvestment Contract. The notes are long-term, unsecured debt, while the lines of credit are designed to provide financing to us and our subsidiaries.

      These financing arrangements provide us with another source of liquidity beyond the secondary markets, thereby providing a source of short-term funding and affording us a greater ability to choose the timing of our securitizations. The availability of these financing sources depend upon factors outside of our control, including regulatory issues such as the capital requirements of the Bank and availability of funds at the Bank. If the Bank were unable to extend this financing to us, we would need to replace it with outside sources or curtail contract purchasing activities, which would have a material adverse effect on our financial position, liquidity and results of operations, by increasing our interest expense, reducing our interest income, and negatively impacting our ability to remain a preferred source of financing for the dealers from whom we purchase contracts.

     Conduit Financing

      We enter into secured conduit financing transactions using an automobile receivable securitization structure for short-term financing needs. For the year ended December 31, 2001, we issued $650 million of notes secured by contracts through a conduit facility established in December 2001. We terminated this facility in March 2002 in conjunction with a $1.8 billion public automobile contract asset-backed securitization. We also established a $500 million conduit facility secured by contracts in September 1999, which we terminated in March 2000. On January 31, 2002, we issued $775 million of notes through a conduit facility.

     Principal Uses of Cash

     Purchase of Contracts

      Our most significant use of cash is the purchase of contracts. We acquire these contracts through our nationwide relationship with franchised and select independent automobile dealers. Payments for such contracts are sent to our dealers either via an electronic funds transfer or check. We purchased $4.9 billion of contracts in 2001 compared with $4.2 billion in 2000 and $3.3 billion in 1999.

     Payments of Principal and Interest on Securitizations

      Under the terms of our reinvestment contract, we fund quarterly payments of interest and principal to security holders derived from the cash flows on the securitized contracts that we service. Payments of principal and interest to security holders totaled $3.7 billion in 2001 compared with $2.7 billion and $2.3 billion in 2000 and 1999, respectively.

     Amounts Paid to Dealers

      Consistent with industry practice, we generally pay a participation to the originating dealer for each automobile contract purchased. Participation paid to dealers during 2001 totaled $120 million compared with $100 million and $83.4 million in 2000 and 1999, respectively. Typically, the acquisition of prime quality contracts higher up the prime credit quality spectrum requires a higher amount of participation paid to the dealer due to increased level of competition for such contracts.

     Advances to Spread Accounts

      At the time a securitization closes, we are required to advance monies to initially fund the spread account. Funds on deposit in each spread account increase through receipt of excess cash flows until predetermined levels are met. The amounts due from trusts represent funds due to us that have not yet been disbursed from the spread accounts on securitizations treated as sales. The amounts due from trusts at December 31, 2001, including initial advances not yet returned, was $136 million compared with $357 million at December 31, 2000. See “Business — Transactions with Related Parties — Reinvestment Contracts.”

     Advances Due to Servicer

      As the servicer of contracts sold in securitizations, we periodically make advances to the securitization trusts to provide for temporary delays in the receipt of required payments from borrowers in accordance with servicing agreements. We receive reimbursement of these advances without interest through payments from the obligors on the contracts or from the trustee at the time an automobile contract liquidates.

     Operating Our Business

      Our largest operating expenditure is salaries and benefits paid to our associates. Other amounts include occupancy costs, costs associated with collection and repossession, telephone and data processing costs. We also use substantial amounts of cash in capital expenditures for automation and new technologies to remain competitive and to become more efficient. See “Business — Our Business Strategy — Create Operating Efficiencies Through Technology and Best Practices.”

Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations, also known as SFAS No. 141, and Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Intangible Assets, also known as SFAS No. 142. Under SFAS No. 141 and SFAS No. 142, companies may no longer use the pooling-of-interest accounting method for business combinations or account for mergers on their financial statements under the traditional purchase method, which required companies to amortize goodwill assets over a specific time period. Instead purchased goodwill will remain on the balance sheet as an asset subject to impairment reviews. We adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002, and they did not have a material effect on our earnings or financial position.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, also known as SFAS No. 143, in which retirement obligations would be recorded as a liability using the present value of the estimated cash flows and a corresponding amount would be capitalized as part of the asset’s carrying amount. The capitalized asset retirement cost would be amortized to expense over the asset’s useful life using a systematic and rational allocation method. The estimate of the asset retirement obligation will change and have to be revised over time. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. If applicable, an accounting change to adopt the standard would be made as of the beginning of the company’s fiscal year. We do not expect SFAS No. 143 to have a material effect on our earnings or financial position.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, also known as SFAS No. 144, to supercede Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, also known as SFAS No. 121. The basic recognition and measurement model for assets held for use and held for sale under SFAS No. 121 has been retained, however SFAS No. 144 removes goodwill from the scope as goodwill is now subject to the provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. Assets held for sale/disposal must be stated at the lower of the assets’ carrying amounts or fair values and depreciation would no longer be recognized. Assets to be disposed of by sale would be classified as held for sale when management, having the authority to approve the action, commits to a plan to sell the assets meeting several strict criteria. The three-step approach for recognizing and measuring impairment of assets to be held and used under SFAS No. 121 remains applicable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years. We adopted SFAS No. 144 on January 1, 2002, and it did not have a material effect on our earnings or financial position.

Forward-Looking Statements

      This Form 10-K includes and incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those expressed in or implied by these forward-looking statements.

      These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions.

      The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	interest rate fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	our level of operating expenses;

•	the effect of new laws, regulations and court decisions;

•	the availability of sources of funding;

•	the level of chargeoffs on the automobile contracts that we originate; and

•	significant litigation.

      If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

      We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      Fluctuations in interest rates and early prepayment of contracts are the primary market risks facing us. The Credit and Pricing Committee is responsible for setting credit and pricing policies and for monitoring credit quality. Our Asset/ Liability Committee is responsible for the management of interest rate and prepayment risks. Asset/liability management is the process of measuring and controlling interest rate risk through matching the maturity and repricing characteristics of interest earning assets with those of interest bearing liabilities.

      The Asset/ Liability Committee closely monitors interest rate and prepayment risks and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effect of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to the net present value, also known as NPV, of our assets and liabilities. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events.

      The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we enter into various hedge agreements. We enter into Euro-dollar swap agreements and forward agreements in order to hedge our future interest payments on our notes payable on automobile secured financing. The market value of these hedge agreements responds inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss). Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the securitization is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the transaction is treated as a secured financing. These hedge instruments are settled daily, and therefore, there are no related financial instruments recorded on the Consolidated Statements of Financial Condition. Credit risk related to these hedge instruments is minimal.

      As we issued certain variable rate notes payable in 2001, we also entered into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

      The Asset/ Liability Committee monitors our hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The amount and timing of hedging transactions are determined by our senior management based upon the monitoring activities of the Asset/ Liability Committee. The methodology for the determination, valuation and monitoring of our hedges is a critical accounting process. As a result of our approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard. There were no material changes in market risks in the current year compared with the prior year.

      The following table provides information about our derivative financial instruments and other financial instruments used that are sensitive to changes in interest rates. For contracts and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by contractual maturities as well as our historical experience of the impact of interest rate fluctuations on the prepayment of contracts. For interest rate swap agreements, the table presents notional amounts and, as applicable, weighted average interest rates by contractual maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. For Euro-dollar swap agreements, the table presents the amount of future debt that is being hedged by the current contracts outstanding.

								Fair
	2002	2003	2004	2005	2006	Thereafter	Total	Value

	(Dollars in thousands)
Rate sensitive assets:
Fixed interest rate contracts	$1,672,256	$1,396,584	$1,055,404	$720,210	$334,860	$36,404	$5,215,718	$5,736,193
Average interest rate	13.10%	13.16%	13.23%	13.10%	12.42%	10.89%	13.08%
Fixed interest rate securities	$4,668						$4,668	$4,668
Average interest rate	5.50%						5.50%
Rate sensitive liabilities:
Automobile secured financing	$2,802,109	$427,680	$515,602	$260,534			$4,005,925	$4,084,091
Average interest rate	5.34%	4.61%	4.88%	5.80%			5.04%
Notes payable — parent	$67,500						$67,500	$69,786
Average interest rate	9.42%						9.42%
Lines of credit	$421,175						$421,175	$421,294
Average interest rate	2.51%						2.51%
Interest rate swap agreements	$864,411	$(543,986)	$(320,425)					$(31,751)
Average pay rate	5.18%	5.18%	5.03%				5.18%
Average receive rate	2.25%	2.25%	2.18%				2.25%
Euro-dollar swap agreements	$995,778	$(522,974)	$(298,300)	$(152,946)	$(21,558)

Item 8. Financial Statements and Supplementary Data

      Our Consolidated Financial Statements begin on page F-3 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None

PART III

      Certain information required by Part III is omitted from this report, as we will file a definitive proxy statement, also known as the Proxy Statement, within 120 days after the end of our fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our Annual Meeting of Shareholders to be held May 2, 2002, and the information included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

      Information regarding directors appears under the caption “Election of Directors” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers appears under the caption “Executive Officers Who Are Not Directors” in the Proxy Statement and is incorporated herein by reference. Information regarding Section 16(a) Beneficial Ownership Reporting Compliance appears under that caption in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

      Information regarding executive compensation appears under the caption “Compensation of Executive Officers” in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      None.

PART IV

Item 14. Financial Statement Schedules, Exhibits and Reports on Form 8-K

      Our audited consolidated financial statements incorporated herein shall modify and supersede all documents filed prior to March 26, 2002.

(a) List of documents filed as part of this report:

      (1) Financial Statements

The following consolidated financial statements and report of independent auditors for us and our subsidiaries are included in this report commencing on page F-2.

Report of Independent Auditors

Consolidated Statements of Financial Condition at December 31, 2001 and 2000

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules

Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

      (3) Exhibits

Exhibit
No.	Description of Exhibit

4	Specimen WFS Financial Inc Common Stock Certificate(5)
10.1	Westcorp Incentive Stock Option Plan(2)
10.2	Westcorp Employee Stock Ownership and Salary Savings Plan(3)
10.3	Westcorp 1991 Stock Option Plan(4)
10.3.1	Westcorp 2001 Stock Option Plan
10.4	1985 Executive Deferral Plan(1)
10.5	2000 Executive Deferral Plan V
10.6	Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank, dated November 30, 2001
10.6.1	Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank, dated November 30, 2001
10.6.2	Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank, dated November 30, 2001
10.7	Transfer Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.8	Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.9	Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank, dated June 15, 1999(11)
10.9.1	Amendment No. 1, dated as of August 1, 1999, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(11)

Exhibit
No.	Description of Exhibit

10.9.2	Amendment No. 2, dated May 23, 2000, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10.9.3	Amendment No. 3, dated January 1, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10.10	Tax Sharing Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated January 1, 1994(1)
10.11	Master Reinvestment Contract between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.12	Amendment No. 1, dated as of June 1, 1995, to the Restated Master Reinvestment Reimbursement Agreement(10)
10.13	Amended and Restated Master Collateral Assignment Agreement, dated as of March 1, 2000(11)
10.14	Form of WFS Financial Inc Dealer Agreement(5)
10.15	Form of WFS Financial Inc Loan Application(5)
10.16	Westcorp Employee Stock Ownership and Salary Savings Plan(7)
10.16.1	Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan, dated January 1, 2001
10.16.2	Amendment No. 1, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan
10.16.3	Amendment No. 2, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan
10.17	Amended and Restated WFS 1996 Incentive Stock Option Plan(6)
10.18	Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated August 1, 1997(10)
10.18.1	Amendment No. 1, dated February 23, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10.18.2	Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10.18.3	Amendment No. 3, dated January 1, 2002, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank
10.19	Investment Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated January 1, 1996(10)
10.19.1	Amendment No. 1, dated January 1, 2002, to the Investment Agreement between WFS Financial Inc and Western Financial Bank, F.S.B.
10.20	Allocation Agreement between WFS Financial Inc, Western Financial Bank, F.S.B., Westcorp, and their subsidiaries dated January 1, 2002
10.21	Employment Agreement(8)(9)
21.1	Subsidiaries of WFS Financial Inc
23.1	Consent of Independent Auditors, Ernst & Young LLP

(1)	Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibits previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-4295), filed May 2, 1986 incorporated herein by reference under Exhibit Number indicated.

(3)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Number indicated.

(4)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991 incorporated herein by reference under Exhibit Number indicated.

(5)	Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc. Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference under Exhibit Number indicated.

(6)	Exhibit previously filed as Exhibit 4.1 to the WFS Registration Statement on Form S-8 (File No. 333-40121), filed November 13, 1997, and incorporated herein by reference.

(7)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039), filed August 29, 1996 incorporated herein by reference under Exhibit Number indicated.

(8)	Employment Agreement dated February 27, 1998 between WFS Financial Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(9)	Employment Agreement, dated November 15, 1998 between WFS Financial Inc, Westcorp and Mark Olson (will be provided to the SEC upon request).

(10)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(11)	Exhibits previously filed with WFS Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amended on January 20, 2000 incorporated by reference under Exhibit Number indicated.

(b) Report on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2002

WFS FINANCIAL INC

By:	/s/ THOMAS A. WOLFE

Thomas A. Wolfe
President, Director and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERNEST S. RADY Ernest S. Rady	Chairman of the Board	March 22, 2002

/s/ THOMAS A. WOLFE Thomas A. Wolfe	President, Director and Chief Executive Officer	March 22, 2002

/s/ JAMES R. DOWLAN James R. Dowlan	Director	March 22, 2002

/s/ JUDITH M. BARDWICK Judith M. Bardwick	Director	March 22, 2002

/s/ BERNARD E. FIPP Bernard E. Fipp	Director	March 22, 2002

/s/ DUANE A. NELLES Duane A. Nelles	Director	March 22, 2002

/s/ LEE A. WHATCOTT Lee A. Whatcott	Senior Executive Vice President (Principal Financial and Accounting Officer) and Chief Financial Officer	March 22, 2002

WFS FINANCIAL INC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

AND REPORT OF INDEPENDENT AUDITORS

REPORT OF INDEPENDENT AUDITORS

Board of Directors

WFS Financial Inc

      We have audited the accompanying consolidated statements of financial condition of WFS Financial Inc and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of WFS Financial Inc’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WFS Financial Inc and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Los Angeles, California

January 22, 2002

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2001	2000

	(Dollars in thousands)
ASSETS
Cash and short-term investments	$30,100	$25,296
Investment securities available for sale	4,668	6,517
Contracts receivable	5,215,718	3,049,475
Allowance for credit losses	(131,827)	(71,308)

Contracts receivable, net	5,083,891	2,978,167
Amounts due from trusts	136,447	357,051
Retained interest in securitized assets	37,392	111,558
Premises and equipment, net	33,826	36,526
Accrued interest receivable	37,100	23,116
Other assets	127,333	36,906

TOTAL ASSETS	$5,490,757	$3,575,137

LIABILITIES
Lines of credit — parent	$421,175	$235,984
Notes payable on automobile secured financing	4,005,925	2,249,363
Notes payable — parent	67,500	146,219
Amounts held on behalf of trustee	476,910	590,715
Other liabilities	53,954	35,651

TOTAL LIABILITIES	5,025,464	3,257,932
SHAREHOLDERS’ EQUITY
Common stock (no par value; authorized 50,000,000 shares; issued and outstanding 34,820,178 shares in 2001 and 28,446,837 shares in 2000)	227,568	112,070
Paid-in capital	4,337	4,337
Retained earnings	262,710	201,062
Accumulated other comprehensive loss, net of tax	(29,322)	(264)

TOTAL SHAREHOLDERS’ EQUITY	465,293	317,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,490,757	$3,575,137

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands, except per share amounts)
REVENUES:
Interest income	$545,782	$314,120	$140,526
Interest expense	232,776	130,578	41,297

Net interest income	313,006	183,542	99,229
Servicing income	130,826	170,919	140,780
Gain on sale of contracts	6,741	13,723	54,977

TOTAL REVENUES	450,573	368,184	294,986
EXPENSES:
Provision for credit losses	144,130	68,962	36,578
Operating expenses:
Salaries and associate benefits	126,748	116,753	110,289
Credit and collections	27,497	21,103	21,634
Data processing	17,160	16,158	14,568
Occupancy	12,591	10,592	9,145
Telephone	5,803	5,504	5,883
Miscellaneous	15,493	18,524	11,934

TOTAL OPERATING EXPENSES	205,292	188,634	173,453

TOTAL EXPENSES	349,422	257,596	210,031

INCOME BEFORE INCOME TAX	101,151	110,588	84,955
Income tax	39,503	44,216	35,580

NET INCOME	$61,648	$66,372	$49,375

Net income per common share:
Basic	$1.91	$2.36	$1.92

Diluted	$1.90	$2.35	$1.91

Weighted average number of common shares outstanding:
Basic	32,308,649	28,178,151	25,732,089

Diluted	32,398,357	28,283,735	25,842,648

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total

	(Dollars in thousands)
Balance at January 1, 1999	25,708,611	$73,564	$4,000	$85,315	$1,462	$164,341
Net income				49,375		49,375
Unrealized losses on retained interest in securitized assets, net of tax(1)					(2,301)	(2,301)

Comprehensive income						47,074
Issuance of common stock	63,345	446	327			773

Balance at December 31, 1999	25,771,956	74,010	4,327	134,690	(839)	212,188
Net income				66,372		66,372
Unrealized gains on retained interest in securitized assets, net of tax(1)					575	575

Comprehensive income						66,947
Issuance of common stock	2,674,881	38,060	10			38,070

Balance at December 31, 2000	28,446,837	112,070	4,337	201,062	(264)	317,205
Net income				61,648		61,648
Unrealized gains on retained interest in securitized assets, net of tax(1)					814	814
Unrealized losses on cash flow hedges, net of tax(2)					(42,237)	(42,237)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax(3)					12,365	12,365

Comprehensive income						32,590
Issuance of common stock	6,373,341	115,498				115,498

Balance at December 31, 2001	34,820,178	$227,568	$4,337	$262,710	$(29,322)	$465,293

(1)	The pre-tax amount of unrealized gains and losses on retained interest in securitized assets was $1.4 million for the year ended December 31, 2001 compared with $1.0 million and $4.0 million for the years ended December 31, 2000 and 1999, respectively.

(2)	The pre-tax amount of unrealized losses on cash flow hedges was $71.6 million for the year ended December 31, 2001.

(3)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into net income was $21.0 million for the year ended December 31, 2001.

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$61,648	$66,372	$49,375
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	144,130	68,962	36,578
Depreciation and amortization	56,762	28,545	10,165
Amortization of retained interest in securitized assets	75,545	75,958	111,752
Contracts held for sale:
Purchase of contracts			(3,179,903)
Participation paid to dealers			(79,433)
Proceeds from contract sales	1,414,303	2,091,231	2,500,000
Contract payments and payoffs			294,688
Increase in other assets	(92,059)	(46,369)	(6,462)
Increase (decrease) in other liabilities	18,303	(4,613)	4,858

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,678,632	2,280,086	(258,382)
INVESTING ACTIVITIES
Contracts receivable:
Purchase of contracts	(4,863,279)	(4,219,227)	(160,243)
Participation paid to dealers	(119,834)	(100,300)	(4,003)
Contract payments and payoffs	1,278,325	621,584	14,850
Increase in retained interest in securitized assets		(19,240)	(111,767)
Decrease (increase) in amounts due from trust	220,604	81,971	(106,290)
Purchase of premises and equipment	(8,398)	(8,574)	(18,385)

NET CASH USED IN INVESTING ACTIVITIES	(3,492,582)	(3,643,786)	(385,838)
FINANCING ACTIVITIES
Proceeds from notes payable on automobile secured financing	2,845,655	2,480,032	500,000
Payments on notes payable on automobile secured financing	(1,120,844)	(691,773)	(38,896)
(Payments on) proceeds from notes payable — parent, net	(78,719)	(32,689)	18,908
Proceeds from (payments on) lines of credit, net	185,191	(315,205)	(3,647)
(Decrease) increase in amounts held on behalf of trustee	(113,805)	(96,559)	159,182
Proceeds from issuance of common stock	115,498	38,070	773
Payments on cash flow hedges	(14,222)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,818,754	1,381,876	636,320

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,804	18,176	(7,900)
Cash and cash equivalents at beginning of year	25,296	7,120	15,020

CASH AND CASH EQUIVALENTS AT END OF YEAR	$30,100	$25,296	$7,120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$220,099	$112,071	$39,067
Income taxes	67,540	63,410	32,607

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

  Basis of Presentation

      The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year’s presentation. We are a majority owned subsidiary of Western Financial Bank, also known as the Bank, which is a wholly owned subsidiary of Westcorp, our ultimate parent company.

  Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Nature of Operations

      We are a consumer finance company that specializes in the purchase, securitization and servicing of fixed rate consumer automobile contracts. We purchase contracts from franchised new and independent pre-owned car dealers on a nonrecourse basis and originate loans directly with consumers.

  Cash and Cash Equivalents

      Cash and cash equivalents include short-term investments with the Bank. There are no material restrictions as to the withdrawal or usage of this amount.

  Securitization Transactions

      Automobile contract asset-backed securitization transactions are treated as either sales or secured financings for accounting purposes depending upon the securitization structure. In September 2000, the Financial Accounting Standards Board, also known as the FASB, issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 140, to replace Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it generally carries over most of SFAS No. 125’s provisions without reconsideration. SFAS No. 140 defines the criteria used to evaluate securitization structures in determining the proper accounting treatment. These criteria pertain to whether or not the transferor has surrendered control over the transferred assets. If a securitization transaction meets all the criteria defined in SFAS No. 140, the transaction is required to be treated as a sale. If any one of the criteria is not met, the transaction is required to be treated as a secured financing. Since March 31, 2000, our securitization transactions included certain provisions which allow us to effectively maintain control over the transferred assets. As a result, these securitization transactions are required to be treated as secured financings. Our securitization transactions prior to March 31, 2000 did not give us this right and, therefore, we were required to treat such transactions as sales.

      For securitization transactions treated as sales, we recorded a non-cash gain equal to the present value of the estimated future cash flows on a cash out basis, net of the write-off of dealer participation and gains or losses on hedges. We determined whether or not we must record a servicing asset or liability by estimating future servicing revenues, including servicing fees, late charges, other ancillary income, and float benefit, less the actual cost to service the loans.

WFS FINANCIAL INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In determining the fair value of our retained interest in securitized assets, also known as RISA, we evaluated the cost basis of automobile contracts relative to the fair value of such contracts and the fair value of the RISA recorded. The RISA was capitalized and amortized over the expected life of the underlying contracts. Net interest income and servicing fees earned on these contracts are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income. The amortization of the RISA is calculated so as to recognize retained interest income on an effective yield basis. These amounts are reported as servicing income on our Consolidated Statements of Income.

      RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting estimated future cash flows using a current market discount rate. Any changes in the market value of the RISA are reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. On a quarterly basis, we evaluate the carrying value of the RISA in light of the actual performance of the underlying contracts and make adjustments to reduce the carrying value, if appropriate.

      For securitization transactions treated as secured financings, the contracts are retained on the balance sheet with the securities issued to finance the contracts recorded as notes payable on automobile secured financing. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions.

      The excess cash flows generated by securitized contracts are deposited into spread accounts in the name of the trustee under the terms of the securitization transactions. In addition, we advance additional monies to initially fund these spread accounts. For securitization transactions treated as sales, amounts due to us held in the spread accounts and servicing income earned by us for which we have not yet received repayment from the trust are reported as amounts due from trust on our Consolidated Statements of Financial Condition. These amounts are valued using the cash out method.

      As servicer of these contracts, we hold and remit funds collected from the borrowers on behalf of the trustee pursuant to reinvestment contracts that we have entered into. For securitization transactions treated as sales, these amounts are reported as amounts held on behalf of trustee on our Consolidated Statements of Financial Condition.

  Allowance for Credit Losses

      The allowance for credit losses is maintained at a level that we believe is adequate to absorb probable losses in the on balance sheet contract portfolio that can be reasonably estimated. Our determination of the adequacy of the allowance is based on an evaluation of the portfolio, past credit loss experience, current economic conditions, volume, pending contract sales, growth and composition of the contract portfolio, and other relevant factors. The allowance is increased by provisions for credit losses charged against income.

  Nonaccrual Contracts

      We continue to accrue interest income on contracts until the contracts are charged off, which occurs automatically after the contracts are past due 120 days except for accounts that are in Chapter 13 bankruptcy. At the time that a contract is charged off, all accrued interest is reversed. For those accounts that are in Chapter 13 bankruptcy and contractually past due greater than 120 days, all accrued interest is reversed and income is recognized on a cash basis. As of December 31, 2001 and 2000, the amount of accrued interest reversed was not material.

  Premises and Equipment

      Premises and equipment are recorded at cost less accumulated depreciation and amortization and are depreciated over their estimated useful lives principally using the straight line method for financial reporting

WFS FINANCIAL INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and accelerated methods for tax purposes. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

  Repossessed Assets

      All accounts for which collateral has been repossessed and the redemption period has expired are reclassified from contracts receivable to repossessed assets at fair value with any adjustment recorded against the allowance for credit losses. Repossessed assets were included in other assets on the Consolidated Statements of Financial Condition and were not material.

  Nonperforming Assets

      Accounts that are in Chapter 13 bankruptcy and are contractually past due greater than 120 days are reclassified from contracts receivable to nonperforming assets at fair value with any adjustment recorded against the allowance for credit losses. Nonperforming assets were included in other assets on the Consolidated Statements of Financial Condition and were not material.

  Interest Income and Fee Income

      Interest income is earned in accordance with the terms of the contracts. For pre-computed contracts, interest is earned monthly and for simple interest contracts, interest is earned daily. Interest income on certain contracts is earned using the effective yield method and classified as interest receivable to the extent not collected and reported in other assets on the Consolidated Statements of Financial Condition. Other contracts use the sum of the month’s digits method, which approximates the effective yield method.

      We defer contract origination fees and premiums paid to dealers. The net amount is amortized as an adjustment to the related contract’s yield over the contractual life of the related contract or until the contract is sold, at which time any remaining amounts are included as part of the gain on sale of contracts. Fees for other services are recorded as income when earned.

  Income Taxes

      We file consolidated federal and state tax returns as part of a consolidated group that includes the Bank and Westcorp. Our taxes are paid in accordance with a tax sharing agreement that allocates taxes based on the relative income or loss of each entity on a stand-alone basis.

  Fair Value of Financial Instruments

      Fair value information about financial instruments is reported using quoted market prices for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value of amounts presented does not represent our underlying value. Our financial instruments, including short-term investments and amounts held on behalf of trustee, are accounted for on a historical cost basis which, due to the nature of these financial instruments, approximates fair value. The fair value for contracts receivable is based on quoted market prices of similar contracts sold in conjunction with securitization transactions, adjusted for differences in contract characteristics. The fair value of retained interest in securitized assets is determined by discounting estimated cash flows using a current market discount rate. The fair value of forward agreements, Euro-dollar swap agreements, and interest rate swap agreements is estimated by obtaining market

WFS FINANCIAL INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quotes from brokers. The fair value of notes payable and the lines of credit is estimated using discounted cash flow analysis based on current borrowing rates for similar instruments.

  Derivative Financial Instruments

      Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, also known as SFAS No. 133, which requires all derivatives to be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that are hedges will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments directly through income or recognized through accumulated other comprehensive income (loss) on the balance sheet until the hedged items are recognized in earnings, depending on the nature of the hedges. The ineffective portion of a derivative’s change in fair value for a cash flow hedge will be recognized in accumulated other comprehensive income (loss) on the balance sheet if the hedge is less than 100% effective or in earnings if the hedge is greater than 100% effective. We employ regression analysis and discounted cash flow analysis to test the effectiveness of our hedges on a quarterly basis. All of our hedge instruments qualify as cash flow hedges under SFAS No. 133.

      The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we enter into various hedge agreements. We enter into Euro-dollar swap agreements and forward agreements in order to hedge our future interest payments on our notes payable on automobile secured financing. The market value of these hedge agreements responds inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss). Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the securitization transaction is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the transaction is treated as a secured financing. These hedge instruments are settled daily, and therefore, there are no related financial instruments recorded on the Consolidated Statements of Financial Condition. Credit risk related to these hedge instruments is minimal.

      As we issued certain variable rate notes payable in 2001, we also entered into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

      As part of the adoption of SFAS No. 133, we recorded a cumulative effect adjustment to accumulated other comprehensive income (loss) of $4.8 million, net of tax, which represents the deferred loss on hedge agreements outstanding at January 1, 2001. Of the $4.8 million, $1.8 million was reclassified into earnings during 2001.

  Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations, also known as SFAS No. 141, and Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Intangible Assets, also known as SFAS No. 142. Under SFAS No. 141 and SFAS No. 142, companies may no longer use the pooling-of-interest accounting method for business

WFS FINANCIAL INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

combinations or account for mergers on their financial statements under the traditional purchase method, which required companies to amortize goodwill assets over a specific time period. Instead purchased goodwill will remain on the balance sheet as an asset subject to impairment reviews. We adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002, and they did not have a material effect on our earnings or financial position.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, also known as SFAS No. 143, in which retirement obligations would be recorded as a liability using the present value of the estimated cash flows and a corresponding amount would be capitalized as part of the asset’s carrying amount. The capitalized asset retirement cost would be amortized to expense over the asset’s useful life using a systematic and rational allocation method. The estimate of the asset retirement obligation will change and have to be revised over time. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. If applicable, an accounting change to adopt the standard would be made as of the beginning of the company’s fiscal year. We do not expect SFAS No. 143 to have a material effect on our earnings or financial position.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, also known as SFAS No. 144, to supercede Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, also known as SFAS No. 121. The basic recognition and measurement model for assets held for use and held for sale under SFAS No. 121 has been retained, however SFAS No. 144 removes goodwill from the scope as goodwill is now subject to the provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. Assets held for sale/disposal must be stated at the lower of the assets’ carrying amounts or fair values and depreciation would no longer be recognized. Assets to be disposed of by sale would be classified as held for sale when management, having the authority to approve the action, commits to a plan to sell the assets meeting several strict criteria. The three-step approach for recognizing and measuring impairment of assets to be held and used under SFAS No. 121 remains applicable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years. We adopted SFAS No. 144 on January 1, 2002, and it did not have a material effect on our earnings or financial position.

Note 2 — Investment Securities Available for Sale

      Investment securities available for sale are comprised of owner trust certificates retained on securitization transactions treated as sales. The balances of these investment securities were $4.7 million and $6.5 million at December 31, 2001 and 2000, respectively. The book value of these investment securities approximates fair value. As of December 31, 2001, $4.2 million had stated maturity dates of one to five years and $0.5 million had stated maturity dates of five to ten years.

WFS FINANCIAL INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Net Contracts Receivable

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

      Net contracts receivable consisted of the following:

	December 31,

	2001	2000

	(Dollars in thousands)
Contracts	$5,200,244	$3,057,558
Unearned discounts	(81,197)	(67,109)

Net contracts	5,119,047	2,990,449
Allowance for credit losses	(131,827)	(71,308)
Dealer participation, net of deferred contract fees	96,671	59,026

Net contracts receivable	$5,083,891	$2,978,167

      Contracts managed by us totaled $8.2 billion and $6.8 billion at December 31, 2001 and 2000, respectively. Of the $8.2 billion contracts managed at December 31, 2001, $5.2 billion were owned by us, $1.8 billion were owned by Westcorp, our ultimate parent, and $1.2 billion were owned by securitization trusts. Of the $6.8 billion contracts managed at December 31, 2000, $3.0 billion were owned by us, $1.2 billion were owned by Westcorp, and $2.6 billion were owned by securitization trusts.

Note 4 — Allowance for Credit Losses

      Changes in the allowance for credit losses were as follows:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Balance at beginning of period	$71,308	$36,682	$11,246
Provision for credit losses	144,130	68,962	36,578
Charged off contracts	(110,359)	(47,929)	(18,696)
Write-down of nonperforming assets	(4,583)
Recoveries	31,331	13,593	7,554

Balance at end of period	$131,827	$71,308	$36,682

WFS FINANCIAL INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Retained Interest in Securitized Assets

      None of our securitization transactions in 2001 were treated as sales. Therefore, we did not record any retained interest in securitized assets in 2001. Selected original assumptions used to estimate future cash flows for contracts securitized in 2000 and 1999 were as follows:

	For the Three Months Ended

	March 31	June 30	September 30	December 31

2000	2000-A
Cumulative net credit losses	6.1%
Average monthly ABS prepayment speed	1.5%
Discount rate	10.8%
Weighted average remaining maturity (in months)	61

1999	1999-A	1999-B	1999-C
Cumulative net credit losses	6.2%	6.1%	6.1%
Average monthly ABS prepayment speed	1.5%	1.5%	1.5%
Discount rate	9.1%	9.7%	10.2%
Weighted average remaining maturity (in months)	59	59	61

      At December 31, 2001 and 2000, key economic assumptions and the sensitivity of the fair value of the RISA to immediate 10% and 20% adverse changes in assumed economics were as follows:

	December 31,

	2001	2000

	(Dollars in thousands)
Fair value of the RISA	$37,392	$111,558
Weighted average remaining maturity of underlying contracts (in months)	33	41

Prepayment speed (monthly ABS)	1.0%	1.5%
Fair value after 10% adverse change	$35,184	$107,843
Fair value after 20% adverse change	$34,266	$103,574

Cumulative net credit losses (pool life rate)	6.1% - 7.0%	6.1% - 7.6%
Fair value after 10% adverse change	$32,928	$103,880
Fair value after 20% adverse change	$29,752	$95,925

Discount rate (annual rate)	7.28%	10.16%
Fair value after 10% adverse change	$37,135	$110,963
Fair value after 20% adverse change	$36,880	$109,810

WFS FINANCIAL INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table sets forth the components of the RISA:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Balance at beginning of period	$111,558	$167,277	$171,230
Additions		19,240	111,767
Amortization	(75,546)	(75,958)	(111,752)
Change in unrealized gain/loss on RISA(1)	1,380	999	(3,968)

Balance at end of period(2)	$37,392	$111,558	$167,277

(1)	The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are other than temporary in nature and impact the value of the RISA. Such other than temporary differences are immediately recognized in income as a component of retained interest income.

(2)	There are no restrictions on the RISA.

      The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:

	December 31,

	2001	2000

	(Dollars in thousands)
Estimated net undiscounted RISA earnings	$87,358	$235,270
Off balance sheet allowance for credit losses	(47,235)	(110,339)
Discount to present value	(2,731)	(13,373)

Retained interest in securitized assets	$37,392	$111,558

Outstanding balance of contracts sold through securitizations	$1,215,058	$2,608,017
Off balance sheet allowance for credit losses as a percent of contracts sold through securitizations	3.89%	4.23%

      The following table summarizes certain cash flows received from and paid to securitization trusts on securitization transactions treated as sales and on whole loan sales:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Proceeds	$1,370,000	$2,050,000	$2,500,000
Excess cash flows from trust	47,357	127,294	159,564
Servicing fees received	85,845	57,718	46,847
Servicing advances	26,191	39,097	55,593
Repayments on servicing advances	28,222	49,825	63,940

      The balance of contracts 30 days or more delinquent included in such securitization trusts totaled $144 million and $146 million at December 31, 2001 and 2000, respectively. Net chargeoffs for these securitization trusts totaled $93.2 million, $81.9 million and $91.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

WFS FINANCIAL INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 — Premises and Equipment

      Premises and equipment consisted of the following at:

	December 31,

	2001	2000

	(Dollars in thousands)
Land	$2,017	$2,017
Buildings	13,727	13,682
Computers and software	44,008	37,969
Furniture, fixtures and leasehold improvements	5,483	4,060
Equipment	5,174	4,444
Other	306	284

	70,715	62,456
Less: accumulated depreciation	36,889	25,930

	$33,826	$36,526

Note 7 — Intercompany Agreements

      As of December 31, 2001, we had a $67.5 million promissory note payable to the Bank at a rate of 9.42% per annum with a maturity date in July 2007. Interest payments are due quarterly, in arrears. Interest expense on the note totaled $10.1 million, $12.7 million, and $9.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      During 2001, we made a final paydown of $11.2 million on a senior note payable to the Bank with a maturity date in April 2003. Under the original terms of the note, interest payments on the note were due quarterly, in arrears, at a rate of 7.25% per annum. Interest expense on the note totaled $0.5 million, $1.5 million, and $5.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Pursuant to the terms of the note, we may not incur any other indebtedness which is senior to the obligations evidenced by the promissory note except for (i) indebtedness under the senior note (ii) indebtedness collateralized or secured under a line of credit and (iii) indebtedness for similar types of warehouse lines of credit.

      We have a secured line of credit from the Bank permitting us to draw up to $1.8 billion as needed to be used in our operations. The secured line of credit terminates on December 31, 2004, although the term may be extended by us for additional periods up to 60 months. Amounts outstanding were $374 million, $236 million, and $551 million at December 31, 2001, 2000, and 1999, respectively. On November 30, 2001, we entered into additional unsecured lines of credit with the Bank. These lines permit us to draw up to a total of $180 million to fund our initial deposits to spread accounts on securitization transactions. The unsecured lines of credit terminate on December 1, 2006, although the term may be extended by us for additional periods up to 60 months. At December 31, 2001, the amount outstanding was $47.3 million.

      The lines of credit carry an interest rate based on the one-month London Interbank Offer Rate, also know as LIBOR, and an interest spread of 125 basis points and 75 basis points for the unsecured and secured line, respectively. Interest on the amounts outstanding under the lines of credit is paid monthly, in arrears, and is calculated on the daily average amount outstanding that month. Interest expense totaled $8.9 million, $37.9 million, and $26.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The weighted average interest rates for the lines of credit were 4.43%, 7.09% and 5.33% for the years ended December 31, 2001, 2000 and 1999, respectively.

WFS FINANCIAL INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      We also invest our excess cash at the Bank at an interest rate based on the federal composite commercial paper rate. The weighted average interest rates were 3.8%, 6.58% and 5.23% for the years ended December 31, 2001, 2000 and 1999, respectively. Interest income earned under this agreement totaled $4.9 million, $1.2 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      We have entered into certain management agreements with the Bank and Westcorp pursuant to which we pay a portion of certain costs and expenses incurred by the Bank and Westcorp with respect to services or facilities of the Bank and Westcorp used by us or our subsidiaries, including our principal office facilities, our field offices, and overhead and associate benefits pertaining to Bank and Westcorp associates who also provide services to us or our subsidiaries. Net amounts paid to us by the Bank, Westcorp and their affiliates under these agreements were $5.9 million, $2.4 million, and $6.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      In connection with our securitization transactions, we entered into a reinvestment contract with the Bank which allows us access to the cash flows of each of the outstanding securitization transactions and the cash held in each spread account for each of those transactions. We are permitted to use that cash as we determine, including in our ordinary business activities. We paid the Bank $1.1 million, $0.7 million, and $0.6 million for the years ended December 31, 2001, 2000 and 1999, respectively, pursuant to these agreements.

Note 8 — Notes Payable on Automobile Secured Financing

      For the year ended December 31, 2001, we issued $2.9 billion of notes secured by automobile contracts, of which approximately $2.3 billion was through public transactions and $650 million was through a private placement. The private placement was through a conduit facility established in December 2001. We also established a $500 million conduit facility secured by automobile contracts in September 1999. At December 31, 2001, we had $650 million outstanding on the conduit facility compared to no amount and $461 million at December 31, 2000 and 1999, respectively.

      Interest payments on the public transactions are due quarterly, in arrears, based on the respective note’s interest rate. Interest payments on the conduit facility are due monthly, in arrears, based on the respective note’s interest rate. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $216 million for the year ended December 31, 2001, compared with $87.0 million and $11.0 million for the years ended December 31, 2000 and 1999, respectively.

      At December 31, 2001, the stated maturities of our notes payable on automobile secured financing and their weighted average interest rates, including the effect of interest rate swap agreements on variable rate notes payable, were as follows:

		Weighted
	(Dollars in	Average
	thousands)	Interest Rate

2002	$710,859	2.29%
2003	117,590	6.76
2004	903,367	5.99
2005	685,463	6.15
2006	583,964	5.56
Thereafter	1,004,682	6.19

	$4,005,925	5.37%

WFS FINANCIAL INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 — Whole Loan Sales

      We sold $1.4 billion of contracts to Westcorp in whole loan sales in each of the years ended December 31, 2001 and 2000. We continue to service the contracts pursuant to servicing agreements. We recorded cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities of $6.7 million and $6.0 million on these transactions, respectively.

Note 10 — Commitments and Contingencies

      Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more were as follows:

December 31,
2001

(Dollars in thousands)
2002	$4,787
2003	4,726
2004	4,384
2005	3,435
2006	1,465
Thereafter	1,701

$20,498

      In certain cases, these agreements include various renewal options and contingent rental agreements. Rental expense for premises and equipment totaled $5.4 million, $4.8 million and $5.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      We have pledged certain automobile contracts in amounts totaling $441 million and $317 million as of December 31, 2001 and 2000, respectively, relative to amounts held on behalf of trustee.

      We or our subsidiaries are involved as a party in certain legal proceedings incidental to our business. We do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Note 11 — Servicing Income

      Servicing income consisted of the following components:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Retained interest (expense) income, net of RISA amortization	$(27,839)	$51,429	$47,812
Contractual servicing income	85,845	57,718	46,847
Other fee income	72,820	61,772	46,121

Total servicing income	$130,826	$170,919	$140,780

      Contractual servicing income received by us from Westcorp relating to the whole loan sales totaled approximately $62.8 million and $16.0 million for the years ended December 31, 2001 and 2000. Contractual servicing income received by us relating to sales to securitization trusts totaled approximately $23.0 million and $41.7 million for the years ended December 31, 2001 and 2000, respectively. Other fee income consists primarily of documentation fees, late charges, deferment fees and other additional servicing fees.

WFS FINANCIAL INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 — Employee Benefit Plans

      We participate in Westcorp’s three employee benefit plans, which vary on the types of associates covered and the benefits received. These plans include the Westcorp Employee Stock Ownership and Salary Savings Plan, the Executive Deferral Plan, and the Long Term Incentive Plan.

      The Westcorp Employee Stock Ownership Plan, also known as the ESOP, covers essentially all associates, excluding contract or temporary employees, who have completed six months of service. Contributions to the ESOP are discretionary and determined by the Board of Directors of Westcorp within limits set forth under the Employee Retirement Income Security Act of 1974. These contributions are allocated to the associate’s account based upon years of service and annual compensation. All shares purchased by the ESOP are allocated to associates who participate in the ESOP. As of December 31, 2001, the plan held 2,043,872 shares of Westcorp’s common stock. All ESOP shares are considered outstanding for purposes of calculating our earnings per share. The Salary Savings Plan, also known as the 401(k) Plan, covers essentially all associates, excluding contract or temporary employees, who have completed three months of service. Contributions to the 401(k) Plan are guaranteed and based on a fixed percent of the associate’s payroll deferral for the calendar year. Contributions to the ESOP and 401(k) Plan totaled $8.4 million, $8.0 million and $7.0 million in 2001, 2000, and 1999, respectively. Compensation expense related to the ESOP and 401(k) Plan totaled $4.8 million, $7.3 million and $3.4 million in 2001, 2000 and 1999, respectively.

      The Executive Deferral Plan, also known as the EDP, covers a select group of our management or highly compensated associates as determined by Westcorp’s Board of Directors. The EDP is designed to allow participants to defer a portion of their compensation on a pre-tax basis and earn tax-deferred interest on these deferrals. The EDP also provides for us to match portions of the amounts contributed by our associates at the discretion of Westcorp’s Board of Directors. For the year ended December 31, 2001, expense related to the EDP for Westcorp and its subsidiaries totaled $0.3 million compared with $0.5 million and $0.6 million for the years ended December 31, 2000 and 1999, respectively.

      The Long Term Incentive Plan, also known as the LTIP, covers certain key executive officers in which such officers will be entitled to receive a fixed incentive amount provided that Westcorp’s tangible net book value per common share as of December 31, 2004 equals or exceeds $28.08, as adjusted at Westcorp’s sole discretion, and the executive officer remains continuously employed by Westcorp or its subsidiaries through April 30, 2005. Westcorp expensed $0.9 million in 2001 and 2000 related to the LTIP.

Note 13 — Stock Options

      In 1996, we reserved 550,000 shares of common stock for future issuance to certain associates under an incentive stock option plan, also known as the Stock Options Plan. In 1997, we reserved an additional 550,000 shares of common stock for future issuance under the Stock Options Plan. The options may be exercised within seven years after the date of grant. There were 806,788 shares available for future grants at December 31, 2001. The weighted average life of the options outstanding at December 31, 2001 was 3.7 years and the exercise prices were either $6.94 or $13.00 per share.

      Options outstanding and exercisable at December 31, 2001 were as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$6.94	129,165	3.71	$6.94	125,223	$6.94
13.00	3,875	2.83	13.00	3,875	13.00

$6.94 – 13.00	133,040	3.69	$7.11	129,098	$7.11

WFS FINANCIAL INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Stock option activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 1999	317,949	$8.14
Granted
Exercised	(63,345)	7.02
Canceled	(35,636)	14.18

Outstanding at December 31, 1999	218,968	7.47
Granted
Exercised	(24,881)	6.94
Canceled	(10,739)	13.74

Outstanding at December 31, 2000	183,348	7.18
Granted
Exercised	(47,503)	7.37
Canceled	(2,805)	6.94

Outstanding at December 31, 2001	133,040	$7.11

      The fair value of options outstanding was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

      We elected to follow Accounting Principles Board Opinion No. 25, also known as APB No. 25, and related Interpretations in accounting for our employee stock options. Under APB No. 25, the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant and, therefore, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, also known as SFAS No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. Pro forma net income and diluted earnings per share for the respective periods were as follows:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands, except
	per share amounts)
Pro forma net income	$61,566	$66,275	$49,270
Per diluted share	$1.90	$2.34	$1.91

      The difference between our proforma net income and diluted earnings per share and our reported net income and earnings per share is immaterial.

Note 14 — Dividends

      We have not declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. We are not currently under any regulatory or contractual limitations on our ability to declare or pay dividends.

WFS FINANCIAL INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 — Income Taxes

      Income tax expense consisted of the following:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Current:
Federal	$69,143	$39,404	$37,629
State	13,799	8,227	8,536

	82,942	47,631	46,165
Deferred:
Federal	(35,335)	(4,396)	(11,185)
State	(8,104)	981	600

	(43,439)	(3,415)	(10,585)

	$39,503	$44,216	$35,580

      A reconciliation of total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Tax at statutory rate	$35,403	$38,706	$29,734
State tax (net of federal tax benefit)	3,701	5,985	5,938
Other	399	(475)	(92)

	$39,503	$44,216	$35,580

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

      Significant components of our deferred tax liabilities and assets were as follows:

	December 31,

	2001	2000

	(Dollars in thousands)
Deferred tax assets:
Reserves for credit losses	$45,548	$23,749
State tax deferred benefit	6,522	7,143
Other assets	24,352	1,348

Total deferred tax assets	76,422	32,240

Deferred tax liabilities:
Accelerated depreciation for tax purposes		(254)
Asset securitization income recognized for book purposes	(10,896)	(31,143)
Other liabilities	(13,559)	(12,507)

Total deferred tax liabilities	(24,455)	(43,904)

Net deferred tax assets (liabilities)	$51,967	$(11,664)

WFS FINANCIAL INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 — Fair Value of Financial Instruments

      The estimated fair values of our financial instruments were as follows:

	December 31,

	2001		2000

	Carrying	Fair	Carrying	Fair
	Amounts	Value	Amounts	Value

	(Dollars in thousands)
Financial assets:
Short-term investments — parent	$30,100	$30,100	$25,296	$25,296
Investment securities available for sale	4,668	4,668	6,517	6,517
Contracts receivable	5,215,718	5,736,193	3,049,475	3,315,061
Retained interest in securitized assets	37,392	37,392	111,558	111,558
Financial instrument agreements held for purposes other than trading:
Euro-dollar swap agreements
Interest rate swap agreements	(31,751)	(31,751)

Financial liabilities:
Notes payable — parent	67,500	69,786	146,219	148,671
Notes payable on automobile secured financing	4,005,925	4,084,091	2,249,363	2,312,693
Lines of credit — parent	421,175	421,294	235,984	236,797
Amounts held on behalf of trustee	476,910	476,910	590,715	590,715

Note 17 — Financial Instrument Agreements

      Our portfolio of such agreements consisted of the following:

	December 31, 2001

	Notional	Credit
	Amount	Exposure

	(Dollars in thousands)
Interest rate swaps	$999,000
Euro-dollar swap agreements	1,850,000

	$2,849,000

	December 31, 2000

	Notional	Credit
	Amount	Exposure

	(Dollars in thousands)
Interest rate swaps
Euro-dollar swap agreements	795,000

	$795,000

      Our interest rate swap agreements are with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount and a specified index. We pay a fixed interest rate and receive a floating interest rate on all of our interest rate swap agreements. At December 31, 2001, the terms of our interest rate swap agreements were to pay a weighted average fixed rate of 5.2%, and to receive a weighted average variable rate of 2.4%, with expiration dates ranging from 2004 to 2006 and collateral requirements generally ranging from 3% to 4%. Variable interest rates may change in the future.

WFS FINANCIAL INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Notional amounts do not represent amounts exchanged with other parties and, thus are not a measure of our exposure to loss through our use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

      The current credit exposure under these agreements is limited to the fair value of the agreements with a positive fair value at the reporting date. Master netting agreements are arranged or collateral is obtained through physical delivery of, or rights to, securities to minimize our exposure to credit losses in the event of nonperformance by counterparties to financial instruments. We use only highly rated counterparties and further reduce our risk by avoiding any material concentration with a single counterparty.

      For the year ended December 31, 2001, the unrealized losses on Euro-dollar swap agreements and interest rate swaps agreements designated as cash flow hedges totaled $42.2 million, net of taxes of $29.4 million. Of the $42.2 million, $4.1 million relates to secured financing transactions forecasted as of December 31, 2001. We reclassified $8.4 million, net of tax, into earnings, which is included in interest expense on the Consolidated Statement of Income. The amount recognized in earnings due to ineffectiveness was immaterial. Also, as a result of selling contracts in a whole loan sale rather than securitizing them in a secured financing transaction, we reclassified into earnings approximately $4.0 million, net of tax, of deferred losses from accumulated other comprehensive income (loss) related to hedges of future interest payments on the forecasted secured financing. The hedge loss was netted against the gain on sale on the Consolidated Statements of Income. We estimate that we will reclassify into earnings during the next twelve months approximately $13 million to $19 million of the unrealized losses on cash flow hedges that were recorded in accumulated other comprehensive income (loss) as of December 31, 2001.

Note 18 — Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands, except per share amounts)
Basic:
Net income	$61,648	$66,372	$49,375
Average basic common shares outstanding	32,308,649	28,178,151	25,732,089
Net income per common share — basic	$1.91	$2.36	$1.92

Diluted:
Net income	$61,648	$66,372	$49,375
Average basic common shares outstanding	32,308,649	28,178,151	25,732,089
Stock option adjustment	89,708	105,584	110,559
Average diluted common shares outstanding	32,398,357	28,283,735	25,842,648
Net income per common share — diluted	$1.90	$2.35	$1.91

      Options to purchase 6,600 shares of common stock at a price of $18.00 per share were outstanding at December 31, 1999, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 19 — Subsequent Event — (Unaudited)

      On January 22, 2002, we filed a registration statement with the Securities and Exchange Commission, also known as the SEC, to provide our shareholders an exclusive opportunity to purchase additional shares of stock through a rights offering. The registration statement for this offering has not yet become effective. The

WFS FINANCIAL INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

number of shares to be offered and the price per share has not yet been determined. Our Board of Directors will make this determination immediately prior to the time at which the registration statement becomes effective. The Board of Directors of the Bank has informed us that they intend to exercise the Bank’s basic subscription right and expect to exercise its oversubscription right as part of this offering. We expect that this transaction will provide us with approximately $110 million in new capital.

      On January 31, 2002, we issued $775 million of notes secured by automobile contracts through a private placement. The private placement was through a conduit facility established in January 2002.

Note 20 — Quarterly Results of Operations (Unaudited)

      The following is a summary of unaudited quarterly results of operations for the periods ended December 31, 2001 and 2000. Certain quarterly amounts have been adjusted to conform with the year-end presentation.

	For the Three Months Ended

	March 31	June 30	September 30	December 31

	(Dollars in thousands, except per share amounts)
2001
Interest income	$122,329	$124,586	$139,731	$159,136
Interest expense	56,952	55,642	58,445	61,737
Net interest income	65,377	68,944	81,286	97,399
Provision for credit losses	20,068	32,026	41,179	50,857
Income before income tax	31,374	32,451	15,365	21,961
Income tax	12,606	12,908	6,024	7,965
Net income	18,768	19,543	9,341	13,996
Net income per common share — basic	0.66	0.63	0.27	0.40
Net income per common share — diluted	0.66	0.63	0.27	0.40

2000
Interest income	$61,025	$76,289	$80,609	$96,197
Interest expense	23,712	31,301	33,938	41,627
Net interest income	37,313	44,988	46,671	54,570
Provision for credit losses	11,677	14,857	21,359	21,069
Income before income tax	25,350	26,906	29,488	28,844
Income tax	10,584	10,759	12,180	10,693
Net income	14,766	16,147	17,308	18,151
Net income per common share — basic	0.54	0.57	0.61	0.64
Net income per common share — diluted	0.54	0.57	0.61	0.64

EXHIBIT INDEX

Exhibit
Number	Description

4	Specimen WFS Financial Inc Common Stock Certificate(5)
10.1	Westcorp Incentive Stock Option Plan(2)
10.2	Westcorp Employee Stock Ownership and Salary Savings Plan(3)
10.3	Westcorp 1991 Stock Option Plan(4)
10.3.1	Westcorp 2001 Stock Option Plan
10.4	1985 Executive Deferral Plan(1)
10.5	2000 Executive Deferral Plan V
10.6	Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank, dated November 30, 2001
10.6.1	Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank, dated November 30, 2001
10.6.2	Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank, dated November 30, 2001
10.7	Transfer Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.8	Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.9	Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank, dated June 15, 1999(11)
10.9.1	Amendment No. 1, dated as of August 1, 1999, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(11)
10.9.2	Amendment No. 2, dated May 23, 2000, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10.9.3	Amendment No. 3, dated January 1, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10.10	Tax Sharing Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated January 1, 1994(1)
10.11	Master Reinvestment Contract between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.12	Amendment No. 1, dated as of June 1, 1995, to the Restated Master Reinvestment Reimbursement Agreement(10)
10.13	Amended and Restated Master Collateral Assignment Agreement, dated as of March 1, 2000(11)
10.14	Form of WFS Financial Inc Dealer Agreement(5)
10.15	Form of WFS Financial Inc Loan Application(5)
10.16	Westcorp Employee Stock Ownership and Salary Savings Plan(7)
10.16.1	Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan, dated January 1, 2001
10.16.2	Amendment No. 1, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan
10.16.3	Amendment No. 2, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan
10.17	Amended and Restated WFS 1996 Incentive Stock Option Plan(6)
10.18	Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated August 1, 1997(10)
10.18.1	Amendment No. 1, dated February 23, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)

Exhibit
Number	Description

10.18.2	Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10.18.3	Amendment No. 3, dated January 1, 2002, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank
10.19	Investment Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated January 1, 1996(10)
10.19.1	Amendment No. 1, dated January 1, 2002, to the Investment Agreement between WFS Financial Inc and Western Financial Bank, F.S.B.
10.20	Allocation Agreement between WFS Financial Inc, Western Financial Bank, F.S.B., Westcorp, and their subsidiaries dated January 1, 2002
10.21	Employment Agreement(8)(9)
21.1	Subsidiaries of WFS Financial Inc
23.1	Consent of Independent Auditors, Ernst & Young LLP

(1)	Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibits previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-4295), filed May 2, 1986 incorporated herein by reference under Exhibit Number indicated.

(3)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Number indicated.

(4)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991 incorporated herein by reference under Exhibit Number indicated.

(5)	Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc. Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference under Exhibit Number indicated.

(6)	Exhibit previously filed as Exhibit 4.1 to the WFS Registration Statement on Form S-8 (File No. 333-40121), filed November 13, 1997, and incorporated herein by reference.

(7)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039), filed August 29, 1996 incorporated herein by reference under Exhibit Number indicated.

(8)	Employment Agreement dated February 27, 1998 between WFS Financial Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(9)	Employment Agreement, dated November 15, 1998 between WFS Financial Inc, Westcorp and Mark Olson (will be provided to the SEC upon request).

(10)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(11)	Exhibits previously filed with WFS Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amended on January 20, 2000 incorporated by reference under Exhibit Number indicated.