Form 10-Q
period 2002-03-31
WFS FINANCIAL INC
filed 2002-05-15
CIK 946343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(949) 727-1002

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ].

As of April 30, 2002 the registrant had 41,006,284 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 26.

WFS FINANCIAL INC AND SUBSIDIARIES

FORM 10-Q

March 31, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2002	December 31, 2001

	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and short-term investments	$772,300	$30,100
Investment securities available for sale	4,546	4,668
Contracts receivable	5,913,430	5,215,718
Allowance for credit losses	(147,732)	(131,827)

Contracts receivable, net	5,765,698	5,083,891
Amounts due from trusts	128,622	184,952
Retained interest in securitized assets	22,536	37,392
Premises and equipment, net	32,403	33,826
Accrued interest receivable	38,895	37,100
Other assets	60,980	78,828

TOTAL ASSETS	$6,825,980	$5,490,757

LIABILITIES
Lines of credit – parent	$51,731	$421,175
Notes payable on automobile secured financing	5,559,316	4,005,925
Notes payable – parent	150,000	67,500
Amounts held on behalf of trustee	416,951	476,910
Other liabilities	50,907	53,954

TOTAL LIABILITIES	6,228,905	5,025,464
SHAREHOLDERS’ EQUITY
Common stock, (no par value; authorized 50,000,000 shares; issued and outstanding 41,001,500 shares in 2002 and 34,820,178 shares in 1998 and in 2001)	338,058	227,568
Paid-in capital	4,337	4,337
Retained earnings	280,924	262,710
Accumulated other comprehensive loss, net of tax	(26,244)	(29,322)

TOTAL SHAREHOLDERS’ EQUITY	597,075	465,293

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,825,980	$5,490,757

See accompanying notes to unaudited consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands, except
	share and per share amounts)
REVENUES:
Interest income	$171,432	$122,329
Interest expense	68,554	56,951

Net interest income	102,878	65,378
Servicing income	29,050	36,755

TOTAL REVENUES	131,928	102,133
EXPENSES:
Provision for credit losses	49,708	20,068
Operating expenses:
Salaries and associate benefits	31,624	31,301
Credit and collections	8,029	6,403
Data processing	4,261	4,224
Other	8,095	8,763

TOTAL OPERATING EXPENSES	52,009	50,691

TOTAL EXPENSES	101,717	70,759

INCOME BEFORE INCOME TAX	30,211	31,374
Income tax	11,997	12,606

NET INCOME	$18,214	$18,768

Net income per common share:
Basic	$0.50	$0.66

Diluted	$0.50	$0.66

Weighed average number of common shares outstanding:
Basic	36,671,932	28,456,296

Diluted	36,732,122	28,562,625

See accompanying notes to unaudited consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss)
	Shares	Stock	Capital	Earnings	Net of Tax	Total

	(Dollars in thousands, except share amounts)
Balance at January 1, 2001	28,446,837	$112,070	$4,337	$201,062	$(264)	$317,205
Net income				61,648		61,648
Unrealized gains on retained interest in securitized assets, net of tax (1)					814	814
Unrealized losses on cash flow hedges, net of tax (2)					(42,237)	(42,237)
Reclassification adjustment for losses on cash flow hedges included in net income (3)					12,365	12,365

Comprehensive income						32,590
Issuance of common stock	6,373,341	115,498				115,498

Balance at December 31, 2001	34,820,178	227,568	4,337	262,710	(29,322)	465,293
Net income				18,214		18,214
Unrealized losses on retained interest in securitized assets, net of tax (1)					(282)	(282)
Unrealized losses on cash flow hedges, net of tax (2)					(4,622)	(4,622)
Reclassification adjustment for losses on cash flow hedges included in net income (3)					7,982	7,982

Comprehensive income						21,292
Issuance of common stock	6,181,322	110,490				110,490

Balance at March 31, 2002	41,001,500	$338,058	$4,337	$280,924	$(26,244)	$597,075

(1)	The pre-tax amount of unrealized gains and losses on retained interest in securitized assets was $0.5 million for the three months ended March 31, 2002 compared with $1.4 million for the year ended December 31, 2001.

(2)	The pre-tax amount of unrealized losses on cash flow hedges was $7.8 million for the three months ended March 31, 2002 and $71.6 million for the year ended December 31, 2001.

(3)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into net income was $13.5 million for the three months ended March 31, 2002 and $21.0 million for the year ended December 31, 2001.

See accompanying notes to unaudited consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$18,214	$18,768
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	49,708	20,068
Depreciation and amortization	37,639	25,953
Increase in other assets	17,800	8,381
(Decrease) increase in other liabilities	(3,046)	11,485

NET CASH PROVIDED BY OPERATING ACTIVITIES	120,315	84,655
INVESTING ACTIVITIES
Contracts receivable:
Purchase of contracts	(1,265,526)	(1,182,431)
Participation paid to dealers	(29,603)	(29,295)
Contract payments and payoffs	548,190	237,372
Decrease in amounts due from trust	56,329	62,004
Purchase of premises and equipment	(1,300)	(4,018)

NET CASH USED IN INVESTING ACTIVITIES	(691,910)	(916,368)
FINANCING ACTIVITIES
(Payments on) proceeds from lines of credit	(369,444)	12,155
Proceeds from notes payable on automobile secured financing	1,796,434	998,037
Payments on notes payable on automobile secured financing	(245,260)	(166,603)
Proceeds from notes payable – parent	82,500
Decrease in amounts held on behalf of trustee	(59,959)	(8,581)
Issuance of common stock	110,490	129
Payments on cash flow hedges	(966)	(9,459)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,313,795	825,678

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	742,200	(6,035)
Cash and cash equivalents at beginning of period	30,100	25,296

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$772,300	$19,261

See accompanying notes to unaudited consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. We are a majority owned subsidiary of Western Financial Bank, also known as the Bank, which is a wholly owned subsidiary of Westcorp, our ultimate parent company.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the WFS Financial Inc Form 10-K.

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

Note 2 – Net Contracts Receivable

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

Net contracts receivable consisted of the following:

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
Contracts	$5,889,861	$5,200,244
Unearned discounts	(84,662)	(81,197)

Net contracts	5,805,199	5,119,047
Allowance for credit losses	(147,732)	(131,827)
Dealer participation, net of deferred contract fees	108,231	96,671

Net contracts receivable	$5,765,698	$5,083,891

Contracts managed by us totaled $8.4 billion and $8.2 billion at March 31, 2002 and December 31, 2001, respectively. Of the $8.4 billion contracts managed at March 31, 2002, $5.8 billion were owned by us, $1.6 billion were owned by Westcorp, and $1.0 billion were owned by securitization trusts. Of the $8.2 billion contracts managed at December 31, 2001, $5.2 billion were owned by us, $1.8 billion were owned by Westcorp, and $1.2 billion were owned by securitization trusts.

Note 3 – Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Balance at beginning of period	$131,827	$71,308
Provision for credit losses	49,708	20,068
Charged off contracts	(45,358)	(19,746)
Write-down of nonperforming assets	(721)	(546)
Recoveries	12,276	6,540

Balance at end of period	$147,732	$77,624

Note 4 – Retained Interest in Securitized Assets

The following table presents the activity of the RISA:

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Beginning balance	$37,392	$111,558
Amortization	(14,377)	(14,366)
Change in unrealized gain/loss on RISA (1)	(479)	975

Balance at end of period (2)	$22,536	$98,167

(1)	The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are other than temporary in nature and impact the value of the RISA. Such other than temporary differences are immediately recognized in income as a component of retained interest income.

(2)	There are no restrictions on the RISA.

The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
Estimated net undiscounted RISA earnings	$67,893	$87,358
Off balance sheet allowance for credit losses	(43,483)	(47,235)
Discount to present value	(1,874)	(2,731)

Retained interest in securitized assets	$22,536	$37,392

Outstanding balance of automobile contracts sold through securitizations	$1,005,549	$1,215,058
Off balance sheet allowance for losses as a percent of automobile contracts sold through securitizations	4.32%	3.89%

The decline in the off balance sheet allowance for credit losses on a dollar basis is the result of our securitization transactions no longer being treated as sales since the first quarter of 2000. We expect the RISA to be fully amortized or otherwise eliminated by the end of 2002. Older transactions treated as sales have lower losses each month after securitization as estimated future credit losses are realized. We believe that the off balance sheet allowance for credit losses is adequate to absorb probable losses in the sold portfolio that can be reasonably estimated.

Note 5 – Notes Payable on Automobile Secured Financing

For the three months ended March 31, 2002, we issued $2.6 billion of notes secured by automobile contracts, of which $1.8 billion was through a public transaction and $775 million was through a private placement. The private placement was through a conduit facility established in January 2002. There were $5.6 billion of notes payable on automobile secured financing outstanding at March 31, 2002 compared with $4.0 billion at December 31, 2001. Of these amounts, we had $775 million outstanding on a conduit facility at March 31, 2002, compared to $650 million at December 31, 2001. In March 2002, we redeemed our $650 million conduit facility.

Interest payments on the public transactions are due quarterly, in arrears, based on the respective note’s interest rate. Interest payments on the conduit facilities are due monthly, in arrears, based on the respective note’s interest rate. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $63.4 million and $50.9 million for the three months ended March 31, 2002 and 2001, respectively.

Note 6 – Rights Offering

We completed a rights offering in March 2002 in which we raised a total of $110 million through the issuance of 6.1 million additional common shares at a price of $18.00 per share. With the completion of this offering, our total number of common shares issued and outstanding increased by 18% to 41.0 million shares.

Note 7 – Subsequent Events

Our parent, the Bank, raised $300 million through an offering of subordinated capital debentures that closed on May 3, 2002. The debentures have a coupon of 9.625% and are expected to have a yield to maturity of 9.70%. The all-in cost of these debentures, including issue costs, is 10.0%. The debentures mature on May 15, 2012.

In order to utilize the proceeds from the debentures to fund the growth in our automobile lending operations, we entered into a promissory note with the Bank for the sum of $300 million on May 3, 2002. Interest payments are due semi-annually in arrears at a fixed rate per annum of 10.25%. The promissory note is due on or before May 15, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the nation’s largest independent automobile finance companies with 29 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with over $553 billion of loan and lease originations during 2001. We originate, service and securitize new and pre-owned automobile installment contracts, which are generated through our relationships with approximately 6,000 franchised and independent automobile dealers in 43 states. We originated $1.3 billion of automobile contracts during the three months ended March 31, 2002 and managed a portfolio of $8.4 billion at March 31, 2002.

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

Critical Accounting Policies

Management believes critical accounting policies are very important to the portrayal of our financial condition and results of operations. Critical accounting policies require difficult and complex judgments because they rely on estimates about the effect of matters that are inherently uncertain due to the impact of changing market conditions. The following is a summary of accounting policies we consider critical.

Retained Interest in Securitized Assets

Retained interest in securitized assets, also known as RISA, is capitalized upon the sale of automobile contracts to securitization trusts for transactions treated as sales for accounting purposes. RISA represents the present value of the estimated future cash flows to be received by us from the excess spread created in securitization transactions. Future cash flows are calculated by taking the coupon rate of the automobile contracts securitized less the interest rate paid to the investors less contractually specified servicing fees and guarantor fees, after giving effect to estimated credit losses and prepayments.

RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the estimated cash flows using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of shareholders’ equity on our Consolidated Statements of Financial Condition as accumulated other comprehensive income (loss), net of applicable taxes. On a quarterly basis, we evaluate the carrying value of the RISA in light of the actual performance of the underlying automobile contracts and make adjustments to reduce the carrying value, if appropriate.

Allowance for Credit Losses

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

Hedging Activities

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

As we issued certain variable rate notes payable, we also enter into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

Results of Operations

Net Interest Income

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (net interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $103 million for the three months ended March 31, 2002, respectively, compared with $65.4 million for the same respective period in 2001. The increase in net interest income is the result of us holding more automobile contracts on the balance sheet as we utilize our own liquidity sources and completed a $1.8 billion public securitization and a $775 million conduit financing accounted for as secured financings.

The following table shows the average rate earned on contracts and the average rate paid on borrowings together with the corresponding net interest rate spread for the periods indicated. The average cost of borrowings represents the average combined rate of the senior note, promissory note, line of credit, and notes payable on automobile secured financings.

	Three Months Ended
	March 31,

	2002	2001

Yield on interest earning assets	12.46%	13.46%
Cost of borrowings	5.68	7.27
Net interest rate spread	6.78%	6.19%

The improvement in net interest margins is the result of a favorable interest rate environment during the recent economic slowdown.

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

The components of servicing income were as follows:

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Retained interest (expense) income, net of amortization	$(11,649)	$2,836
Contractual servicing income	19,111	15,917
Other fee income	21,588	18,002

Total servicing income	$29,050	$36,755

Retained interest expense totaled $11.6 million for the three months ended March 31, 2002, compared with retained interest income of $2.8 million for the same period in 2001. For accounting purposes, this income is only recognized on contracts sold through securitization transactions treated as sales. Retained interest income on securitization transactions treated as sales is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio. The retained interest expense recognized in 2002 is the result of higher chargeoffs on our sold portfolio as well as revised estimates of future chargeoffs due to the slowdown in the economy.

Contractual servicing income earned by us from Westcorp relating to the whole loan sales totaled approximately $15.6 million and $8.5 million for the three months ended March 31, 2002 and 2001, respectively. Contractual servicing income earned by us relating to sales to securitization trusts totaled approximately $3.5 million and $7.4 million for the three months ended March 31, 2002 and 2001, respectively. The decrease was a result of the decrease in the average balance of the sold portfolio.

Other fee income totaled $21.6 million for the three months ended March 31, 2002 compared with $18.0 million for the same period in 2001. Other fee income consists primarily of documentation fees, late charges, deferment fees on our managed portfolio, including contracts securitized in transactions accounted for as sales and secured financings, as well as contracts sold in whole loan sales and contracts not securitized. The increase in other fee income is due to the growth in our average managed portfolio to $8.3 billion for the three months ended March 31, 2002 compared with $7.0 billion for the same period in 2001.

Contract Securitizations

Contract securitizations totaled $1.8 billion for the three months ended March 31, 2002 compared to $1.0 billion for the same period in the prior year. All transactions in these periods were treated as secured financings. We recognized no gain on sale in either the three months ended March 31, 2002 or 2001.

Provision for Credit Losses

We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on such contracts or by reversing the allowance for credit losses through the provision for credit losses when the amount of contracts held on balance sheet is reduced from securitization transactions treated as sales or whole loan sales. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet and historical loss trends. We believe that the allowance for credit losses is adequate to absorb probable losses in our owned portfolio that can be reasonably estimated.

The provision for credit losses was $49.7 million for the three months ended March 31, 2002 compared with $20.1 million for the same period a year earlier. Net chargeoffs were $33.1 million and $13.2 million for the same respective periods. The increase in the provision for credit losses was primarily the result of our loans held on balance sheet increasing by approximately $0.7 million or 13.4% from March 31, 2001 as well as an increase in chargeoffs due to the slowdown in the economy. We recorded $16.6 million in provisions for credit losses in excess of chargeoffs this quarter as a result of the transitional effects related to the elimination of off balance sheet accounting for securitizations. The allowance for credit losses as a percentage of owned contracts outstanding was 2.5% at both March 31, 2002 and December 31, 2001.

Operating Expenses

Total operating expenses were $52.0 million for the three months ended March 31, 2002, compared with $50.7 million for the same period in 2001. Operating expenses as a percentage of average managed contracts declined to 2.5% for the three months ended March 31, 2002 compared with 2.9% for the same period in the prior year. Operating costs as a percent of total revenues declined to 39% for the three months ended March 31, 2002 compared with 50% for the same period a year ago as a result of improved operating efficiencies.

Income Taxes

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate for the three months ended March 31, 2002 and 2001 was 40%.

Pro Forma Statements of Income

During the first quarter of 2000, we changed the structure of our securitizations so that they would no longer be accounted for as sales but rather be recorded as secured financings. This decision is consistent with our business strategy to record high quality earnings and to maintain a conservative, well-capitalized balance sheet. If treated as secured financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the contracts in the trust and the related financing costs are reflected over the life of the underlying pool of contracts as net interest income. Additionally, no RISA is recorded on the balance sheet, which must be written off over the life of a securitization. This asset is subject to impairment if assumptions made about the performance of a securitization are not realized.

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

The growth in our portfolio basis earnings reflects the growth in our managed contract portfolio to $8.4 billion at March 31, 2002 compared with $7.2 billion at March 31, 2001. We monitor the periodic portfolio basis earnings of our managed contract portfolio and believe these portfolio basis statements assist in better understanding our business.

The following tables present the portfolio basis statements of income, portfolio basis yields and reconciliation to net income as reflected in our Consolidated Statements of Income presented under Generally Accepted Accounting Principles, also known as GAAP.

PORTFOLIO BASIS STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands,
	except per share amounts)

Interest income	$259,796	$233,250
Interest expense	119,545	123,076

Net interest income	140,251	110,174
Net chargeoffs (1)	57,159	32,481
Provision for growth (2)	2,598	5,607

Provision for credit losses	59,757	38,088

Net interest income after provision for credit losses	80,494	72,086
Other income	21,588	18,002
Operating expenses	52,433	51,179

Income before income tax	49,649	38,909
Income tax (3)	19,716	15,634

Portfolio basis net income	$29,933	$23,275

Portfolio basis net income per common share – diluted	$0.81	$0.81

GAAP basis net income per common share – diluted	$0.50	$0.66

(1)	Represents actual chargeoffs incurred during the period, net of recoveries.

(2)	Represents additional allowance for credit losses that would be set aside due to an increase in the managed portfolio.

(3)	Such tax effect is based upon our tax rate for the respective period.

PORTFOLIO BASIS YIELD TABLE
(Unaudited)

	Three Months Ended
	March 31,

	2002 (1)	2001 (1)

	(Dollars in thousands)
Interest income	12.8%	13.6%
Interest expense	5.9	7.0

Net interest income	6.9	6.6
Net chargeoffs	2.8	1.9
Provision for growth	0.1	0.3

Provision for credit losses	2.9	2.2

Net interest income after provision for credit losses	4.0	4.4
Other income	1.1	1.0
Operating expenses	2.6	2.9

Income before income tax	2.5	2.5
Income tax	1.0	0.9

Portfolio basis net income	1.5%	1.6%

Average managed contracts	$8,273,297	$6,998,682

(1)	Rates are calculated by dividing amounts by average managed contracts for the respective periods.

RECONCILIATION OF GAAP BASIS NET INCOME
TO PORTFOLIO BASIS NET INCOME
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
GAAP basis net income	$18,214	$18,768
Portfolio basis adjustments:
Retained interest expense (income)	11,649	(2,836)
Contractual servicing income	(19,111)	(15,917)
Net interest income	37,373	44,820
Provision for credit losses	(10,049)	(18,020)
Operating expenses	(424)	(512)

Total portfolio basis adjustments	19,438	7,535
Net tax effect (1)	7,719	3,028

Portfolio basis net income	$29,933	$23,275

(1)	Such tax is based on our tax rate for the respective period.

Financial Condition

Contracts Receivable

We held a portfolio of contracts on balance sheet for investment that totaled $5.9 billion at March 31, 2002 and $5.2 billion at December 31, 2001. The increase is due to retaining contracts originated on our balance sheet and treating our securitizations as secured financings.

The following table presents a summary of our automobile contracts purchased:

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
New vehicles	$323,267	$278,074
Pre-owned vehicles	942,259	904,357

Total volume	$1,265,526	$1,182,431

Prime	$1,005,287	$853,662
Non-prime	260,239	328,769

Total volume	$1,265,526	$1,182,431

Amounts Due From Trusts

The excess cash flows generated by contracts sold to each of the securitization trusts are deposited into spread accounts in the name of the trustee under the terms of the securitizations. In addition, at the time a securitization closes, we advance additional monies to our subsidiary that originated the securitization trust to initially fund these spread accounts. For transactions treated as sales, we establish a liability associated with the use of the spread account funds, which is reduced as such funds reach predetermined funding levels. We are released from these obligations after the spread account reaches a predetermined funding level. The amounts due from trusts represent amounts due to us that are still under obligation to be held in the spread accounts for transactions treated as sales. The amounts due from trusts at March 31, 2002 was $129 million compared with $185 million at December 31, 2001. The decrease is the result of a reduction in the outstanding amount of securitization treated as sales for accounting purposes.

Asset Quality

We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances.

At March 31, 2002, the percentage of accounts delinquent 30 days or greater was 2.51% compared with 3.72% at December 31, 2001. We calculate delinquency based on the contractual due date. Net chargeoffs on average contracts outstanding for the three months ended March 31, 2002 were 2.76% compared with 1.86% for the same period in the prior year. The increase in credit loss experience is primarily a result of the economic recession. Delinquencies improved over the prior quarter as the economic slowdown abates.

The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and contracts that have been sold and/or securitized but are managed by us:

	March 31, 2002		December 31, 2001

	Amount	Percentage	Amount	Percentage

	(Dollars in thousands)
Contracts managed at end of period	$8,405,634		$8,152,882

Period of delinquency
30-59 days	$149,217	1.78%	$217,873	2.67%
60 days or more	62,026	0.73	85,290	1.05

Total contracts delinquent and delinquencies as a percentage of contracts managed	$211,243	2.51%	$303,163	3.72%

The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	March 31, 2002		December 31, 2001

	Number of Contracts	Amount	Number of Contracts	Amount

	(Dollars in thousands)
Contracts managed	704,438	$8,405,634	690,401	$8,152,882

Repossessed vehicles	979	$6,141	1,168	$7,553

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.14%	0.07%	0.17%	0.09%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts:

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Average contracts managed during period	$8,273,297	$6,998,682

Gross chargeoffs	$79,792	$48,226
Recoveries	22,633	15,746

Net chargeoffs	$57,159	$32,480

Net chargeoffs as a percentage of average contracts managed during period	2.76%	1.86%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

CUMULATIVE STATIC POOL LOSS CURVES
AT MARCH 31, 2002
(Unaudited)

Period (1)	1998-A	1998-B	1998-C	1999-A	1999-B	1999-C	2000-A	2000-B	2000-C	2000-D	2001-A	2001-B	2001-C	2002-1

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.02%	0.04%	0.04%	0.04%	0.02%	0.03%	0.02%	0.04%	0.04%	0.03%	0.03%	0.04%
3	0.11%	0.08%	0.11%	0.11%	0.11%	0.10%	0.10%	0.09%	0.13%	0.11%	0.09%	0.10%	0.09%
4	0.25%	0.18%	0.23%	0.20%	0.26%	0.25%	0.20%	0.24%	0.27%	0.24%	0.20%	0.21%	0.20%
5	0.44%	0.38%	0.39%	0.33%	0.47%	0.40%	0.36%	0.39%	0.46%	0.39%	0.33%	0.33%	0.35%
6	0.66%	0.59%	0.50%	0.46%	0.66%	0.56%	0.55%	0.59%	0.65%	0.54%	0.50%	0.50%	0.49%
7	0.95%	0.83%	0.61%	0.62%	0.87%	0.71%	0.71%	0.78%	0.81%	0.74%	0.70%	0.69%	0.65%
8	1.23%	1.03%	0.75%	0.76%	1.00%	0.86%	0.91%	0.99%	0.93%	0.93%	0.84%	0.87%	0.81%
9	1.50%	1.21%	0.86%	0.92%	1.13%	1.01%	1.10%	1.17%	1.07%	1.13%	1.04%	1.05%
10	1.79%	1.40%	1.00%	1.11%	1.24%	1.14%	1.27%	1.33%	1.24%	1.34%	1.24%	1.22%
11	2.03%	1.53%	1.17%	1.30%	1.35%	1.34%	1.45%	1.44%	1.41%	1.50%	1.45%	1.36%
12	2.21%	1.62%	1.32%	1.47%	1.44%	1.52%	1.58%	1.57%	1.62%	1.74%	1.67%
13	2.39%	1.74%	1.48%	1.61%	1.58%	1.74%	1.73%	1.72%	1.86%	1.95%	1.90%
14	2.49%	1.84%	1.66%	1.73%	1.74%	1.94%	1.85%	1.86%	2.04%	2.21%	2.09%
15	2.60%	1.96%	1.79%	1.81%	1.85%	2.09%	2.00%	2.04%	2.25%	2.48%
16	2.72%	2.10%	1.91%	1.89%	2.03%	2.27%	2.15%	2.24%	2.45%	2.71%
17	2.85%	2.22%	2.01%	2.00%	2.16%	2.39%	2.37%	2.39%	2.68%	2.89%
18	2.98%	2.40%	2.07%	2.10%	2.30%	2.53%	2.52%	2.55%	2.88%
19	3.11%	2.55%	2.11%	2.24%	2.42%	2.67%	2.67%	2.73%	3.08%
20	3.25%	2.69%	2.17%	2.35%	2.50%	2.81%	2.83%	2.93%	3.23%
21	3.35%	2.79%	2.24%	2.46%	2.58%	2.92%	2.99%	3.12%
22	3.48%	2.85%	2.34%	2.55%	2.67%	3.10%	3.16%	3.27%
23	3.62%	2.89%	2.43%	2.63%	2.77%	3.28%	3.34%	3.38%
24	3.70%	2.92%	2.52%	2.71%	2.87%	3.38%	3.49%
25	3.75%	2.97%	2.62%	2.77%	3.01%	3.55%	3.63%
26	3.80%	3.04%	2.71%	2.82%	3.14%	3.68%
27	3.87%	3.13%	2.80%	2.89%	3.16%	3.84%
28	3.92%	3.18%	2.87%	2.96%	3.29%	3.98%
29	3.98%	3.24%	2.90%	3.02%	3.40%	4.14%
30	4.06%	3.32%	2.95%	3.09%	3.50%	4.19%
31	4.11%	3.38%	3.00%	3.17%	3.61%
32	4.17%	3.43%	3.02%	3.20%	3.68%
33	4.22%	3.47%	3.08%	3.27%	3.74%
34	4.27%	3.48%	3.14%	3.35%
35	4.32%	3.52%	3.15%	3.41%
36	4.34%	3.54%	3.21%	3.47%
37	4.35%	3.58%	3.25%	3.52%
38	4.38%	3.63%	3.30%	3.55%
39	4.39%	3.66%	3.35%
40	4.43%	3.65%	3.39%
41	4.45%	3.69%	3.39%
42	4.50%	3.73%
43	4.47%	3.75%
44	4.50%	3.79%
45	4.52%	3.81%
46	4.55%	3.81%
47	4.56%
48	4.56%
49	4.56%
Prime Mix (2)	57%	67%	70%	70%	70%	67%	68%	69%	68%	68%	71%	71%	76%	70%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

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

In addition to our indirect statement of cash flows as presented under GAAP, we also analyze the key cash flows from our operations on a direct basis excluding certain items such as the purchase or sale of contracts. The following table shows our operating cash flows:

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Cash flows from owned loans	$88,504	$63,975
Cash flows from trusts	2,729	16,395
Contractual servicing income	19,111	15,917
Other fee income	21,588	18,002
Less:
Dealer participation	29,603	29,295
Operating costs	52,009	50,691

Operating cash flows	$50,320	$34,303

Operating cash flows improved for the three months ended March 31, 2002 compared with the three months ended March 31, 2001 as a result of an increase in the managed portfolio and improved operating efficiencies over the prior year.

Principal Sources of Cash

•	Collections of Principal and Interest from Contracts – Principal and interest collections totaled $1.4 billion for the three months ended March 31, 2002 compared with $1.1 billion for the three months ended March 31, 2001.

•	Contract Securitizations – Securitizations totaled $2.6 billion for the three months ended March 31, 2002, of which approximately $1.8 billion was through a public transaction and $775 million was a private placement through a conduit facility. Securitizations totaled $1.0 billion for the same period in the prior year.

Principal Uses of Cash

•	Purchase of Automobile Contracts – We purchased $1.3 billion of contracts during the three months ended March 31, 2002 compared with $1.2 billion a year earlier.

•	Payments of Principal and Interest on Securitizations – Payments of principal and interest to noteholders and certificateholders totaled $1.6 billion, including the redemption of our $650 million conduit facility, for the three months ended March 31, 2002 compared with $778 million for the same period in the prior year.

•	Advances to Spread Accounts – The amounts due from trusts at March 31, 2002, including initial advances not yet returned, were $129 million compared with $185 million at December 31, 2001.

•	Participation Paid to Dealers – Participation paid by us to dealers for the three months ended March 31, 2002 totaled $29.6 million compared with $29.3 million for the same period in the prior year.

•	Operating Our Business – Operating expenses totaled $52.0 million for the three months ended March 31, 2002 compared with $50.7 million for the same period in the prior year.

Forward-Looking Statements

This Form 10-Q includes and incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that is based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those expressed in or implied by these forward-looking statements.

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

Available Information

The company provides access to all filings with the Securities and Exchange Commission on its Web site at http:\\www.wfsfinancial.com free of charge on the same day as these reports are electronically filed with the Commission. The information contained in our Web site does not constitute part of this filing.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We or our subsidiaries are involved as parties to certain legal proceedings incidental to our businesses. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 2, 2002, we held our annual shareholders’ meeting. There were 40,980,952 shares of common stock outstanding entitled to vote, and a total of 40,327,582 (98.43%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to our shareholders:

1.	Proposal to elect one Class I Director for term expiring 2003 and three Class II Directors for terms expiring in 2004

NAME	FOR	WITHHELD

Thomas A. Wolfe, Class I	36,690,823	636,759
Judith M. Bardwick, Class II	40,166,990	160,592
Bernard E. Fipp, Class II	40,166,990	160,592
Duane A. Nelles, Class II	40,166,990	160,592

2.	Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002

FOR	AGAINST	ABSTAIN

39,871,312	456,270	0

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

None

     (b)  Reports on Form 8-K

We filed a report on Form 8-K on February 11, 2002 to present the consolidated financial statements as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WFS Financial Inc

(Registrant)

Date:	May 14, 2002	By:	/s/ Thomas A. Wolfe

Thomas A. Wolfe President, Director, and Chief Executive Officer

Date:	May 14, 2002	By:	/s/ Lee A. Whatcott

Lee A. Whatcott Senior Executive Vice President (Principal Financial and Accounting Officer), Chief Financial Officer, and Chief Operating Officer