Form 10-Q
period 2002-06-30
WFS FINANCIAL INC
filed 2002-08-09
CIK 946343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________ to _________

Commission file number 33-93068

WFS Financial Inc

(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0291646

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Pasteur, Irvine, California 92618-3816
(Address of principal executive offices)

(949) 727-1002
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No  .

As of July 31, 2002, the registrant had 41,019,899 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 26.

WFS FINANCIAL INC AND SUBSIDIARIES

FORM 10-Q

June 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2002	December 31, 2001

	(Dollars in thousands)
ASSETS

Cash and short-term investments	$682,923	$30,100

Investment securities available for sale	4,282	4,668

Contracts receivable	6,806,527	5,215,718

Allowance for credit losses	(170,181)	(131,827)

Contracts receivable, net	6,636,346	5,083,891

Amounts due from trusts	121,077	184,952

Retained interest in securitized assets	11,183	37,392

Premises and equipment, net	31,085	33,826

Accrued interest receivable	46,366	37,100

Other assets	87,286	78,828

TOTAL ASSETS	$7,620,548	$5,490,757

LIABILITIES

Lines of credit – parent	$71,100	$421,175

Notes payable on automobile secured financing	6,062,797	4,005,925

Notes payable – parent	450,000	67,500

Amounts held on behalf of trustee	372,234	476,910

Other liabilities	60,345	53,954

TOTAL LIABILITIES	7,016,476	5,025,464

SHAREHOLDERS’ EQUITY

Common stock, (no par value; authorized 50,000,000 shares; issued and outstanding 41,019,365 shares in 2002 and 34,820,178 shares in 2001)	338,182	227,568

Paid-in capital	4,337	4,337

Retained earnings	303,428	262,710

Accumulated other comprehensive loss, net of tax	(41,875)	(29,322)

TOTAL SHAREHOLDERS’ EQUITY	604,072	465,293

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,620,548	$5,490,757

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands, except share and per share amounts)
REVENUES:

Interest income	$197,867	$124,586	$369,298	$246,915

Interest expense	86,980	55,642	155,533	112,594

Net interest income	110,887	68,944	213,765	134,321

Servicing income	31,713	41,776	60,763	78,532

Gain on sale of contracts		6,741		6,741

TOTAL REVENUES	142,600	117,461	274,528	219,594

EXPENSES:

Provision for credit losses	50,680	32,026	100,388	52,093

Operating expenses:

Salaries and associate benefits	32,620	34,150	64,243	65,450

Credit and collections	10,078	6,394	18,107	12,797

Data processing	4,169	4,644	8,430	8,867

Other	9,088	7,796	17,184	16,561

TOTAL OPERATING EXPENSES	55,955	52,984	107,964	103,675

TOTAL EXPENSES	106,635	85,010	208,352	155,768

INCOME BEFORE INCOME TAX	35,965	32,451	66,176	63,826

Income tax	13,461	12,908	25,458	25,515

NET INCOME	$22,504	$19,543	$40,718	$38,311

Net income per common share:

Basic	$0.55	$0.63	$1.05	$1.29

Diluted	$0.55	$0.63	$1.05	$1.28

Weighted average number of common shares outstanding:

Basic	41,009,797	31,044,368	38,852,848	29,757,246

Diluted	41,063,014	31,137,409	38,903,859	29,847,659

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss)
	Shares	Stock	Capital	Earnings	Net of Tax	Total

	(Dollars in thousands, except share amounts)
Balance at January 1, 2001	28,446,837	$112,070	$4,337	$201,062	$(264)	$317,205

Net income				61,648		61,648

Unrealized gains on retained interest in securitized assets, net of tax (1)					814	814

Unrealized losses on cash flow hedges, net of tax (2)					(42,237)	(42,237)

Reclassification adjustment for losses on cash flow hedges included in net income (3)					12,365	12,365

Comprehensive income						32,590

Issuance of common stock	6,373,341	115,498				115,498

Balance at December 31, 2001	34,820,178	227,568	4,337	262,710	(29,322)	465,293

Net income				40,718		40,718

Unrealized losses on retained interest in securitized assets, net of tax (1)					(766)	(766)

Unrealized losses on cash flow hedges, net of tax (2)					(24,828)	(24,828)

Reclassification adjustment for losses on cash flow hedges included in net income (3)					13,041	13,041

Comprehensive income						28,165
Issuance of common stock	6,199,187	110,614				110,614

Balance at June 30, 2002	41,019,365	$338,182	$4,337	$303,428	$(41,875)	$604,072

(1)	The pre-tax amount of unrealized gains and losses on retained interest in securitized assets was $1.3 million for the six months ended June 30, 2002 compared with $1.4 million for the year ended December 31, 2001.

(2)	The pre-tax amount of unrealized losses on cash flow hedges was $42.1 million for the six months ended June 30, 2002 and $71.6 million for the year ended December 31, 2001.

(3)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into net income was $22.1 million for the six months ended June 30, 2002 and $21.0 million for the year ended December 31, 2001.

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$40,718	$38,311

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for credit losses	100,388	52,093

Depreciation and amortization	71,871	63,743

Contracts held for sale:

Proceeds from sale of contracts		1,414,303

(Increase) decrease in other assets	(24,784)	5,087

Increase in other liabilities	6,390	17,314

NET CASH PROVIDED BY OPERATING ACTIVITIES	194,583	1,590,851

INVESTING ACTIVITIES

Contracts receivable:

Purchase of contracts	(2,760,533)	(2,469,806)

Participation paid to dealers	(65,253)	(61,896)

Contract payments and payoffs	1,140,126	513,841

Decrease in amounts due from trust	63,875	109,941

Purchase of premises and equipment	(2,589)	(5,259)

NET CASH USED IN INVESTING ACTIVITIES	(1,624,374)	(1,913,179)

FINANCING ACTIVITIES

Payments on lines of credit	(50,075)	(235,984)

Proceeds from notes payable on automobile secured financing	3,542,964	998,037

Payments on notes payable on automobile secured financing	(1,478,006)	(427,454)

Proceeds from notes payable – parent	82,500

(Decrease) increase in amounts held on behalf of trustee	(104,676)	20,318

Issuance of common stock	110,614	115,466

Payments on cash flow hedges	(20,707)	(18,891)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,082,614	451,492

INCREASE IN CASH AND CASH EQUIVALENTS	652,823	129,164

Cash and cash equivalents at beginning of period	30,100	25,296

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$682,923	$154,460

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the WFS Financial Inc Form 10-K.

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

Net contracts receivable consisted of the following:

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Contracts	$6,770,832	$5,200,244

Unearned discounts	(87,940)	(81,197)

Net contracts	6,682,892	5,119,047

Allowance for credit losses	(170,181)	(131,827)

Dealer participation, net of deferred contract fees	123,635	96,671

Net contracts receivable	$6,636,346	$5,083,891

Contracts managed by us totaled $8.9 billion and $8.2 billion at June 30, 2002 and December 31, 2001, respectively. Of the $8.9 billion contracts managed at June 30, 2002, $6.7 billion were owned by us, $1.4 billion were owned by Westcorp, our ultimate parent, and $0.8 billion were owned by securitization trusts. Of the $8.2 billion contracts managed at December 31, 2001, $5.2 billion were owned by us, $1.8 billion were owned by Westcorp, and $1.2 billion were owned by securitization trusts.

Note 3 – Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Balance at beginning of period	$147,732	$77,624	$131,827	$71,308

Provision for credit losses	50,680	32,026	100,388	52,093

Charged off contracts	(41,024)	(24,121)	(86,383)	(43,867)

Write-down of nonperforming assets	(48)	(2,087)	(768)	(2,633)

Recoveries	12,841	7,333	25,117	13,874

Balance at end of period	$170,181	$90,775	$170,181	$90,775

Note 4 – Retained Interest in Securitized Assets

The following table presents the activity of the retained interest in securitized assets, otherwise known as RISA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Balance at beginning of period	$22,536	$98,167	$37,392	$111,558

Additions

Amortization	(10,534)	(18,065)	(24,912)	(32,431)

Change in unrealized gain/loss on RISA (1)	(819)	500	(1,297)	1,475

Balance at end of period (2)	$11,183	$80,602	$11,183	$80,602

(1)	The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are other than temporary in nature and impact the value of the RISA. Such other than temporary differences are immediately recognized in income as a component of retained interest income.

(2)	There are no restrictions on the RISA.

The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Estimated net undiscounted RISA earnings	$52,072	$87,358

Off balance sheet allowance for credit losses	(39,267)	(47,235)

Discount to present value	(1,622)	(2,731)

Retained interest in securitized assets	$11,183	$37,392

Outstanding balance of automobile contracts sold through securitizations	$826,519	$1,215,058

Off balance sheet allowance for losses as a percent of automobile contracts sold through securitizations	4.75%	3.89%

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

Note 5 – Notes Payable on Automobile Secured Financing

For the three and six months ended June 30, 2002, we issued $1.8 billion and $4.3 billion of notes secured by automobile contracts, respectively, compared with none and $1.0 billion for the same respective periods in 2001. Of the $4.3 billion issued during 2002, $3.5 billion was through public transactions and $775 million was through a private placement. The private placement was through a conduit facility established in January 2002. There were $6.1 billion of notes payable on automobile secured financing outstanding at June 30, 2002 compared with $4.0 billion at December 31, 2001. Of these amounts, we had no amount outstanding on a conduit facility at June 30, 2002, compared to $650 million at December 31, 2001. We redeemed our $650 million and $775 million conduit facilities in March 2002 and May 2002, respectively.

Interest payments on the public transactions are due quarterly, in arrears, based on the respective note’s interest rate. Interest payments on the conduit facilities were due monthly, in arrears, based on the respective note’s interest rate. For the three and six months ended June 30, 2002, interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $78.0 million and $141 million, respectively, compared with $51.8 million and $103 million for the same respective periods in 2001.

Note 6 – Notes Payable – Parent

Our parent, the Bank, raised $300 million through an offering of subordinated capital debentures that closed on May 3, 2002. The debentures have a coupon of 9.625% and are expected to have a yield to maturity of 9.70%. The all-in cost of these debentures, including issue costs, is 10.0%. The debentures mature on May 15, 2012.

In order to utilize the proceeds from the debentures to fund the growth in our automobile lending operations, we entered into a promissory note payable to the Bank for the sum of $300 million on May 3, 2002. Interest payments are due semi-annually in arrears at a fixed rate per annum of 10.25%. The promissory note is due on or before May 15, 2012.

Note 7 – Subsequent Events

On July 17, 2002, we announced that we received a proposal from Westcorp in which Westcorp offered to acquire our outstanding 16% minority interest, representing approximately 6.6 million common shares, through a reorganization of us into WFB, our ultimate parent company. Under the terms of Westcorp’s proposal, the public holders of our common shares would receive .9204 shares of Westcorp common shares for each of our common shares outstanding in a tax-free transaction. The proposal is subject to the approval of our Board of Directors and the Board of Directors of Westcorp and WFB, the negotiation and execution of a definitive agreement and any required regulatory approvals. The reorganization is also subject to the approval of a majority of our minority shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the nation’s largest independent automobile finance companies with 29 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with over $553 billion of loan and lease originations during 2001. We originate, service and securitize new and pre-owned automobile installment contracts, which are generated through our relationships with approximately 7,700 franchised and independent automobile dealers in 43 states. We originated $1.5 billion and $2.8 billion of automobile contracts during the three and six months ended June 30, 2002 and managed a portfolio of $8.9 billion at June 30, 2002.

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

Allowance for Credit Losses

Management determines the amount of the allowance for credit losses based on a review of various quantitative and qualitative analyses. Quantitative analyses include the review of chargeoff trends by contract program and contract type on an owned and managed basis; evaluation of cumulative loss curves on both a managed and sold basis; evaluation of credit loss experience by credit tier and geographic location. Other quantitative analyses include the evaluation of the size of any particular asset group; the concentration of any credit tier; the level of non-performance and the percentage of delinquency.

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

Hedging Activities

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss). Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the securitization transaction is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the transaction is treated as a secured financing.

As we issued certain variable rate notes payable, we may also enter into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

Results of Operations

Net Interest Income

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (net interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. For the three and six months ended June 30, 2002, net interest income totaled $111 million and $214 million, respectively, compared with $68.9 million and $134 million for the same respective periods in 2001. The increase in net interest income is the result of us holding more automobile contracts on the balance sheet as we utilize our own liquidity sources and completed $3.5 billion in public securitizations and a $775 million conduit financing accounted for as secured financings during the year.

The following table shows the average rate earned on contracts and the average rate paid on borrowings together with the corresponding net interest rate spread for the periods indicated. The average cost of borrowings represents the average combined rate of the senior note, promissory note, line of credit, and notes payable on automobile secured financings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Yield on interest earning assets	11.41%	13.42%	11.88%	13.56%

Cost of borrowings	5.68	6.30	5.66	6.24

Net interest rate spread	5.73%	7.12%	6.22%	7.32%

The decline in net interest spread is the result of the $300 million note payable to parent, which we entered into with the Bank in May 2002.

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

The components of servicing income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Retained interest (expense) income, net of amortization	$(7,015)	$241	$(18,664)	$3,077

Contractual servicing income	16,574	23,098	35,686	39,015

Other fee income	22,154	18,437	43,741	36,440

Total servicing income	$31,713	$41,776	$60,763	$78,532

For the three and six months ended June 30, 2002, retained interest expense totaled $7.0 million and $18.7 million, respectively, compared with retained interest income of $0.2 million and $3.1 million for the same respective periods in 2001. For accounting purposes, this income is only recognized on contracts sold through securitization transactions treated as sales. Retained interest income on securitization transactions treated as sales is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio. The retained interest expense recognized in 2002 is the result of higher chargeoffs on our sold portfolio as well as revised estimates of future chargeoffs due to the slowdown in the economy.

Contractual servicing income earned by us from Westcorp relating to the whole loan sales totaled approximately $13.7 million and $29.2 million for the three and six months ended June 30, 2002, respectively, compared with $17.0 million and $25.5 million for the same respective periods in 2001. Contractual servicing income earned by us relating to sales to securitization trusts totaled approximately $2.9 million and $6.5 million for the three and six months ended June 30, 2002 and 2001, respectively, compared with $6.1 million and $13.5 million for the same respective periods in 2001. The decrease was a result of the decrease in the average balance of the sold portfolio.

Other fee income totaled $22.2 million and $43.7 million for the three and six months ended June 30, 2002 compared with $18.4 million and $36.4 million for the same respective periods in 2001. Other fee income consists primarily of documentation fees, late charges, deferment fees on our managed portfolio, including contracts securitized in transactions accounted for as sales and secured financings, as well as contracts sold in whole loan sales and contracts not securitized. The increase in other fee income is due to the growth in our average managed portfolio to $8.6 billion and $8.5 billion for the three and six months ended June 30, 2002 compared with $7.4 billion and $7.2 billion for the same periods in 2001.

Contract Sales and Securitizations

Contract sales and securitizations totaled $1.8 billion and $4.3 billion for the three and six months ended June 30, 2002, respectively, compared to $1.4 billion and $2.4 billion for the same respective periods in 2001. The $4.3 billion in the current year was treated as secured financing compared with $1.0 billion treated as a secured financing and $1.4 billion treated as a whole loan sale in the prior year. We recognized no cash gain on sale for the three and six months ended June 30, 2002, compared with $6.7 million for the same respective periods in 2001.

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

The provision for credit losses was $50.7 million and $100 million for the three and six months ended June 30, 2002, respectively, compared with $32.0 million and $52.1 million for the same respective periods in 2001. Net chargeoffs for the three and six months ended June 30, 2002 were $28.2 million and $61.3 million, respectively, compared with $16.8 million and $30.0 million for the same respective periods in 2001. The increase in the provision for credit losses was primarily the result of our loans held on balance sheet increasing by approximately $1.6 billion or 30.5% from December 31, 2001 as well as an increase in chargeoffs due to the slowdown in the economy. We recorded $22.5 million in provisions for credit losses in excess of chargeoffs this quarter as a result of the transitional effects related to the elimination of off balance sheet accounting for securitizations. The allowance for credit losses as a percentage of owned contracts outstanding was 2.5% at both June 30, 2002 and December 31, 2001.

Operating Expenses

Total operating expenses were $56.0 million and $108.0 million for the three and six months ended June 30, 2002, respectively, compared with $53.0 million and $104 million for the same respective periods in 2001. Operating expenses as a percentage of average managed contracts declined to 2.6% for the three and six months ended June 30, 2002, compared with 2.9% for the same respective periods in 2001. Operating costs as a percent of total revenues declined to 39% for the three and six months ended June 30, 2002, respectively, compared with 45% and 47% for the same respective periods in 2001 as a result of improved operating efficiencies.

Income Taxes

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate for the three and six months ended June 30, 2002 and 2001 was 37% and 38%, respectively, compared with 40% for the same respective periods in 2001.

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

Over time, our securitizations that were recorded as sales will mature and an increasing percentage of securitized contracts will be represented by securitizations that are accounted for as secured financings. In the interim, we will present portfolio basis statements of income that present our results under the assumption that all our outstanding securitizations and whole loan sales to Westcorp are treated as secured financings rather than as sales. These statements provide a method by which to gauge our year to year performance while we make this transition.

We believe that such a presentation is an important performance measure of our operations during this transitory period. Differences between portfolio basis earnings and reported earnings represent the transitional effect of treating securitizations as secured financings rather than sales. Ultimately, our reported earnings will approach our portfolio basis earnings as we continue to treat future securitizations as secured financings. We refer to these results as “portfolio basis” statements of income since all contracts sold would have remained in our on balance sheet automobile contract portfolio if we had accounted for the transactions as secured financings.

The growth in our portfolio basis earnings reflects the growth in our managed contract portfolio to $8.9 billion at June 30, 2002 compared with $7.6 billion at June 30, 2001. We monitor the periodic portfolio basis earnings of our managed contract portfolio and believe these portfolio basis statements assist in better understanding our business.

The following tables present the portfolio basis statements of income, portfolio basis yields and reconciliation to net income as reflected in our Consolidated Statements of Income presented in accordance with Generally Accepted Accounting Principles, also known as GAAP.

PORTFOLIO BASIS STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share amounts)
Interest income	$274,921	$249,456	$534,717	$482,706

Interest expense	131,094	124,615	250,639	247,691

Net interest income	143,827	124,841	284,078	235,015

Net chargeoffs (1)	47,281	36,127	104,440	68,608

Provision for growth (2)	9,296	7,141	11,894	12,748

Provision for credit losses	56,577	43,268	116,334	81,356

Net interest income after provision for credit losses	87,250	81,573	167,744	153,659

Other income	22,060	18,438	43,648	36,440

Operating expenses	56,076	53,657	108,509	104,836

Income before income tax	53,234	46,354	102,883	85,263

Income tax (3)	19,925	18,438	39,641	34,072

Portfolio basis net income	$33,309	$27,916	$63,242	$51,191

Portfolio basis net income per common share – diluted	$0.81	$0.90	$1.63	$1.72

GAAP basis net income per common share – diluted	$0.55	$0.63	$1.05	$1.28

(1)	Represents actual chargeoffs incurred during the period, net of recoveries.

(2)	Represents additional allowance for credit losses that would be set aside due to an increase in the managed portfolio.

(3)	Such tax effect is based upon our tax rate for the respective period.

PORTFOLIO BASIS YIELD TABLE
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002 (1)	2001 (1)	2002 (1)	2001 (1)

Interest income	12.8%	13.5%	12.6%	13.4%

Interest expense	6.1	6.8	5.9	6.9

Net interest income	6.7	6.7	6.7	6.5

Net chargeoffs	2.2	2.0	2.4	1.9

Provision for growth	0.4	0.4	0.3	0.4

Provision for credit losses	2.6	2.4	2.7	2.3

Net interest income after provision for credit losses	4.1	4.3	4.0	4.2

Other income	1.0	1.0	1.0	1.0

Operating expenses	2.6	2.9	2.6	2.9

Income before income tax	2.5	2.4	2.4	2.3

Income tax	0.9	1.0	0.9	1.0

Portfolio basis net income	1.6%	1.4%	1.5%	1.3%

Average managed contracts	$8,640,187	$7,408,488	$8,456,742	$7,203,585

(1)	Rates are calculated by dividing amounts by average managed contracts for the respective periods.

RECONCILIATION OF GAAP BASIS NET INCOME
TO PORTFOLIO BASIS NET INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
GAAP basis net income	$22,504	$19,543	$40,718	$38,311

Portfolio basis adjustments:

Gain on sales of contracts		(6,741)		(6,741)

Retained interest expense (income)	7,015	(241)	18,664	(39,015)

Contractual servicing income	(16,574)	(23,098)	(35,686)	(3,077)

Net interest income	32,940	55,897	70,313	100,693

Provision for credit losses	(5,897)	(11,242)	(15,946)	(29,262)

Operating expenses	(215)	(672)	(638)	(1,161)

Total portfolio basis adjustments	17,269	13,903	36,707	21,437

Net tax effect (1)	6,464	5,530	14,183	8,557

Portfolio basis net income	$33,309	$27,916	$63,242	$51,191

(1)	Such tax is based on our tax rate for the respective period.

Financial Condition

Contracts Receivable

We held a portfolio of contracts on balance sheet for investment that totaled $6.8 billion at June 30, 2002 and $5.2 billion at December 31, 2001. The increase is due to retaining contracts originated on our balance sheet and treating our securitizations as secured financings.

The following table presents a summary of our automobile contracts purchased:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
New vehicles	$450,205	$324,624	$773,472	$602,698

Pre-owned vehicles	1,044,802	962,751	1,987,061	1,867,108

Total volume	$1,495,007	$1,287,375	$2,760,533	$2,469,806

Prime	$1,178,654	$943,381	$2,183,941	$1,797,043

Non-prime	316,353	343,994	576,592	672,763

Total volume	$1,495,007	$1,287,375	$2,760,533	$2,469,806

Amounts Due From Trusts

The excess cash flows generated by contracts sold to each of the securitization trusts are deposited into spread accounts in the name of the trustee under the terms of the securitizations. In addition, at the time a securitization closes, we advance additional monies to our subsidiary that originated the securitization trust to initially fund these spread accounts. For transactions treated as sales, we establish a liability associated with the use of the spread account funds, which is reduced as such funds reach predetermined funding levels. We are released from these obligations after the spread account reaches a predetermined funding level. The amounts due from trusts represent amounts due to us that are still under obligation to be held in the spread accounts for transactions treated as sales. The amounts due from trusts at June 30, 2002 was $121 million compared with $185 million at December 31, 2001. The decrease is the result of a reduction in the outstanding amount of securitizations treated as sales for accounting purposes.

Asset Quality

We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances.

At June 30, 2002, the percentage of accounts delinquent 30 days or greater was 2.83% compared with 3.72% at December 31, 2001. We calculate delinquency based on the contractual due date. Net chargeoffs on average contracts outstanding for the three and six months ended June 30, 2002 were 2.19% and 2.47%, respectively, compared with 1.95% and 1.90% for the same respective periods in 2001. The increase in credit loss experience is primarily a result of the recession.

The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and contracts that have been sold and/or securitized but are managed by us:

	June 30, 2002		December 31, 2001

	Amount	%	Amount	%

	(Dollars in thousands)
Contracts managed at end of period	$8,911,809		$8,152,882

Period of delinquency

30-59 days	$180,574	2.03%	$217,873	2.67%

60 days or more	71,744	0.80	85,290	1.05

Total contracts delinquent and delinquencies as a percentage of contracts managed	$252,318	2.83%	$303,163	3.72%

The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	June 30, 2002		December 31, 2001

	Number of Contracts	Amount	Number of Contracts	Amount

	(Dollars in thousands)
Contracts managed	731,392	$8,911,809	690,401	$8,152,882

Repossessed vehicles	647	$6,809	1,168	$7,553

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.09%	0.08%	0.17%	0.09%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Contracts managed	$8,911,809	$7,617,921	$8,911,809	$7,617,921

Average contracts managed during period	$8,640,187	$7,408,488	$8,456,742	$7,203,585

Gross chargeoffs	$68,508	$50,711	$148,300	$98,937

Recoveries	21,227	14,585	43,860	30,330

Net chargeoffs	$47,281	$36,126	$104,440	$68,607

Net chargeoffs as a percentage of average contracts managed during period	2.19%	1.95%	2.47%	1.90%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

CUMULATIVE STATIC POOL LOSS CURVES
AT JUNE 30, 2002
(Unaudited)

Period (1)	1998-A	1998-B	1998-C	1999-A	1999-B	1999-C	2000-A	2000-B	2000-C(3)	2000-D	2001-A	2001-B(3)	2001-C	2002-1	2002-2

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

2	0.04%	0.02%	0.04%	0.04%	0.04%	0.02%	0.03%	0.02%	0.04%	0.04%	0.03%	0.03%	0.04%	0.01%	0.00%

3	0.11%	0.08%	0.11%	0.11%	0.11%	0.10%	0.10%	0.09%	0.13%	0.11%	0.09%	0.10%	0.09%	0.06%

4	0.25%	0.18%	0.23%	0.20%	0.26%	0.25%	0.20%	0.24%	0.27%	0.24%	0.20%	0.21%	0.20%	0.15%

5	0.44%	0.38%	0.39%	0.33%	0.47%	0.40%	0.36%	0.39%	0.46%	0.39%	0.33%	0.33%	0.35%

6	0.66%	0.59%	0.50%	0.46%	0.66%	0.56%	0.55%	0.59%	0.65%	0.54%	0.50%	0.50%	0.49%

7	0.95%	0.83%	0.61%	0.62%	0.87%	0.71%	0.71%	0.78%	0.81%	0.74%	0.70%	0.69%	0.65%

8	1.23%	1.03%	0.75%	0.76%	1.00%	0.86%	0.91%	0.99%	0.93%	0.93%	0.84%	0.87%	0.81%

9	1.50%	1.21%	0.86%	0.92%	1.13%	1.01%	1.10%	1.17%	1.07%	1.13%	1.04%	1.05%	0.95%

10	1.79%	1.40%	1.00%	1.11%	1.24%	1.14%	1.27%	1.33%	1.24%	1.34%	1.24%	1.22%	1.07%

11	2.03%	1.53%	1.17%	1.30%	1.35%	1.34%	1.45%	1.44%	1.41%	1.50%	1.45%	1.36%	1.20%

12	2.21%	1.62%	1.32%	1.47%	1.44%	1.52%	1.58%	1.57%	1.62%	1.74%	1.67%	1.53%

13	2.39%	1.74%	1.48%	1.61%	1.58%	1.74%	1.73%	1.72%	1.86%	1.95%	1.90%	1.67%

14	2.49%	1.84%	1.66%	1.73%	1.74%	1.94%	1.85%	1.86%	2.04%	2.21%	2.09%	1.81%

15	2.60%	1.96%	1.79%	1.81%	1.85%	2.09%	2.00%	2.04%	2.25%	2.48%	2.25%

16	2.72%	2.10%	1.91%	1.89%	2.03%	2.27%	2.15%	2.24%	2.45%	2.71%	2.41%

17	2.85%	2.22%	2.01%	2.00%	2.16%	2.39%	2.37%	2.39%	2.68%	2.89%	2.54%

18	2.98%	2.40%	2.07%	2.10%	2.30%	2.53%	2.52%	2.55%	2.88%	3.08%

19	3.11%	2.55%	2.11%	2.24%	2.42%	2.67%	2.67%	2.73%	3.08%	3.22%

20	3.25%	2.69%	2.17%	2.35%	2.50%	2.81%	2.83%	2.93%	3.23%	3.40%

21	3.35%	2.79%	2.24%	2.46%	2.58%	2.92%	2.99%	3.12%	3.38%

22	3.48%	2.85%	2.34%	2.55%	2.67%	3.10%	3.16%	3.27%	3.54%

23	3.62%	2.89%	2.43%	2.63%	2.77%	3.28%	3.34%	3.38%	3.67%

24	3.70%	2.92%	2.52%	2.71%	2.87%	3.38%	3.49%	3.52%

25	3.75%	2.97%	2.62%	2.77%	3.01%	3.55%	3.63%	3.63%

26	3.80%	3.04%	2.71%	2.82%	3.14%	3.68%	3.75%	3.73%

27	3.87%	3.13%	2.80%	2.89%	3.16%	3.84%	3.86%

28	3.92%	3.18%	2.87%	2.96%	3.29%	3.98%	3.97%

29	3.98%	3.24%	2.90%	3.02%	3.40%	4.14%

30	4.06%	3.32%	2.95%	3.09%	3.50%	4.19%

31	4.11%	3.38%	3.00%	3.17%	3.61%	4.30%

32	4.17%	3.43%	3.02%	3.20%	3.68%	4.38%

33	4.22%	3.47%	3.08%	3.27%	3.74%	4.46%

34	4.27%	3.48%	3.14%	3.35%	3.81%

35	4.32%	3.52%	3.15%	3.41%	3.87%

36	4.34%	3.54%	3.21%	3.47%	3.91%

37	4.35%	3.58%	3.25%	3.52%

38	4.38%	3.63%	3.30%	3.55%

39	4.39%	3.66%	3.35%	3.58%

40	4.43%	3.65%	3.39%	3.61%

41	4.45%	3.69%	3.39%	3.63%

42	4.50%	3.73%	3.42%

43	4.47%	3.75%	3.45%

44	4.50%	3.79%	3.47%

45	4.52%	3.81%

46	4.55%	3.81%

47	4.56%	3.83%

48	4.56%	3.84%

49	4.56%	3.85%

50	4.56%

51	4.57%

52	4.57%

Prime Mix (2)	57%	67%	70%	70%	70%	67%	68%	69%	68%	68%	71%	71%	76%	70%	87%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Capital Resources and Liquidity

Overview

We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of our consistent managed growth, favorable loss experience and efficient operations.

In addition to our indirect statement of cash flows as presented in accordance with GAAP, we also analyze the key cash flows from our operations on a direct basis excluding certain items such as the purchase or sale of contracts. The following table shows our operating cash flows:

	Six Months Ended
	June 30,

	2002	2001

	(Dollars in thousands)
Cash flows from owned loans	$196,927	$128,216

Cash flows from trusts	6,248	35,015

Contractual servicing income	35,686	39,015

Cash gain on sale		6,741

Other fee income	43,741	36,440

Less:

Dealer participation	65,253	61,896

Operating costs	107,964	103,675

Operating cash flows	$109,385	$79,856

Operating cash flows improved for the six months ended June 30, 2002 compared with the six months ended June 30, 2001 as a result of an increase in the managed portfolio and improved operating efficiencies over the prior year.

Principal Sources of Cash

•	Collections of Principal and Interest from Contracts – Principal and interest collections totaled $1.4 billion and $2.8 billion for the three and six months ended June 30, 2002, respectively, compared with $1.2 billion and $2.3 billion for the same respective periods in 2001.

•	Contract Sales and Securitizations – Securitizations totaled $1.8 billion and $4.3 billion, of which approximately $3.5 billion was through public transactions and $775 million was a private placement through a conduit facility, for the three and six months ended June 30, 2002. Sales and securitizations totaled $1.4 billion and $2.4 billion for the same respective periods in the prior year.

•	Borrowings from Parent – We entered into a promissory note payable to the Bank for the sum of $300 million as a result of the Bank’s subordinated capital debenture offering in May 2002.

Principal Uses of Cash

•	Purchase of Automobile Contracts – We purchased $1.5 billion and $2.8 billion of contracts during the three and six months ended June 30, 2002, respectively, compared with $1.3 billion and $2.5 for the same respective periods in 2001.

•	Payments of Principal and Interest on Securitizations – For the three and six months ended June 30, 2002, payments of principal and interest to noteholders and certificateholders totaled $1.8 billion and $3.3 billion, respectively, compared with $0.9 billion and $1.6 billion for the same respective periods in 2001. Payments for the six months ended June 30, 2002, include the redemption of our $650 million and $775 million conduit facilities.

•	Advances to Spread Accounts – The amounts due from trusts at June 30, 2002, including initial advances not yet returned, were $121 million compared with $185 million at December 31, 2001.

•	Participation Paid to Dealers – Participation paid by us to dealers for the three and six months ended June 30, 2002 totaled $35.7 million and $65.3 million, respectively, compared with $32.6 million and $61.9 million for the same respective periods in 2001.

•	Operating Our Business – Operating expenses totaled $56.0 million and $108.0 million for the three and six months ended June 30, 2002, respectively, compared with $53.0 million and $103.7 million for the same respective periods in 2001.

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

These forward-looking statements are identified by use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions.

The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	interest rate fluctuations, including hedging activities;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	our level of operating expenses;

•	the effect of new laws, regulations and court decisions;

•	the availability of sources of funding;

•	the level of chargeoffs on the automobile contracts that we originate; and

•	significant litigation.

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

99.1 Certification of CEO and CFO

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WFS Financial Inc

(Registrant)

Date:	August 9, 2002	By:	/s/ THOMAS A. WOLFE

Thomas A. Wolfe President, Director, and Chief Executive Officer

Date:	August 9, 2002	By:	/s/ LEE A. WHATCOTT

Lee A. Whatcott Senior Executive Vice President (Principal Financial and Accounting Officer), Chief Financial Officer, and Chief Operating Officer