Form 10-Q
period 2002-09-30
WFS FINANCIAL INC
filed 2002-11-14
CIK 946343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

     As of October 31, 2002, the registrant had 41,020,033 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

     The total number of sequentially numbered pages is 29.

WFS FINANCIAL INC AND SUBSIDIARIES

FORM 10-Q

September 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2002	December 31, 2001

	(Dollars in thousands)
ASSETS
Cash and short-term investments	$633,461	$30,100
Investment securities available for sale	3,962	4,668
Contracts receivable	7,517,170	5,215,718
Allowance for credit losses	(192,220)	(131,827)

Contracts receivable, net	7,324,950	5,083,891
Amounts due from trusts	116,386	184,952
Retained interest in securitized assets	4,027	37,392
Premises and equipment, net	30,481	33,826
Accrued interest receivable	48,964	37,100
Other assets	118,898	78,828

TOTAL ASSETS	$8,281,129	$5,490,757

LIABILITIES
Lines of credit – parent	$63,568	$421,175
Notes payable on automobile secured financing	6,742,670	4,005,925
Notes payable – parent	436,910	67,500
Amounts held on behalf of trustee	349,234	476,910
Other liabilities	75,755	53,954

TOTAL LIABILITIES	7,668,137	5,025,464

SHAREHOLDERS’ EQUITY
Common stock, (no par value; authorized 60,000,000 shares;
issued and outstanding 41,019,899 shares in 2002 and 34,820,178 in 2001)	338,185	227,568
Paid-in capital	4,759	4,337
Retained earnings	326,767	262,710
Accumulated other comprehensive loss, net of tax	(56,719)	(29,322)

TOTAL SHAREHOLDERS’ EQUITY	612,992	465,293

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,281,129	$5,490,757

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands, except share and per share amounts)
REVENUES:
Interest income	$220,285	$139,731	$589,583	$386,646
Interest expense	95,849	58,445	251,382	171,039

Net interest income	124,436	81,286	338,201	215,607
Servicing income	30,193	25,368	90,956	103,900
Gain on sale of contracts				6,741

TOTAL REVENUES	154,629	106,654	429,157	326,248

EXPENSES:
Provision for credit losses	63,098	41,179	163,486	93,272
Operating expenses:
Salaries and associate benefits	31,038	29,860	95,282	95,310
Credit and collections	8,312	7,411	26,419	20,208
Data processing	4,182	3,879	12,612	12,746
Other	9,153	8,960	26,338	25,521

TOTAL OPERATING EXPENSES	52,685	50,110	160,651	153,785

TOTAL EXPENSES	115,783	91,289	324,137	247,057

INCOME BEFORE INCOME TAX	38,846	15,365	105,020	79,191
Income tax	15,505	6,024	40,963	31,539

NET INCOME	$23,341	$9,341	$64,057	$47,652

Net income per common share:
Basic	$0.57	$0.27	$1.62	$1.52

Diluted	$0.57	$0.27	$1.62	$1.52

Weighed average number of common shares outstanding:
Basic	41,019,800	34,817,974	39,583,103	31,322,213
Diluted	41,065,805	34,913,874	39,632,361	31,413,509

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss)
	Shares	Stock	Capital	Earnings	Net of Tax	Total

	(Dollars in thousands, except share amounts)
Balance at January 1, 2001	28,446,837	$112,070	$4,337	$201,062	$(264)	$317,205
Net income				61,648		61,648
Unrealized gains on retained interest in securitized assets, net of tax (1)					814	814
Unrealized losses on cash flow hedges, net of tax (2)					(42,237)	(42,237)
Reclassification adjustment for losses on cash flow hedges included in net income (3)					12,365	12,365

Comprehensive income						32,590
Issuance of common stock	6,373,341	115,498				115,498

Balance at December 31, 2001	34,820,178	227,568	4,337	262,710	(29,322)	465,293
Net income				64,057		64,057
Unrealized losses on retained interest in securitized assets, net of tax (1)					(444)	(444)
Unrealized losses on cash flow hedges, net of tax (2)					(51,973)	(51,973)
Reclassification adjustment for losses on cash flow hedges included in net income (3)					25,020	25,020

Comprehensive income						36,660
Issuance of common stock	6,199,721	110,617	422			111,039

Balance at September 30, 2002	41,019,899	$338,185	$4,759	$326,767	$(56,719)	$612,992

(1)	The pre-tax amount of unrealized gains and losses on retained interest in securitized assets was $0.8 million for the nine months ended September 30, 2002 compared with $1.4 million for the year ended December 31, 2001.

(2)	The pre-tax amount of unrealized losses on cash flow hedges was $88.1 million for the nine months ended September 30, 2002 and $71.6 million for the year ended December 31, 2001.

(3)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into net income was $42.4 million for the nine months ended September 30, 2002 and $21.0 million for the year ended December 31, 2001.

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$64,057	$47,652
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	163,486	93,272
Depreciation and amortization	105,895	105,410
Contracts held for sale:
Proceeds from sale of contracts		1,414,303
Increase in other assets	(68,148)	(32,741)
Increase in other liabilities	21,800	19,900

NET CASH PROVIDED BY OPERATING ACTIVITIES	287,090	1,647,796

INVESTING ACTIVITIES
Contracts receivable:
Purchase of contracts	(4,204,718)	(3,734,697)
Participation paid to dealers	(99,706)	(93,260)
Contract payments and payoffs	1,847,355	851,870
Decrease in amounts due from trust	68,566	159,508
Purchase of premises and equipment	(4,607)	(6,778)

NET CASH USED IN INVESTING ACTIVITIES	(2,393,110)	(2,823,357)

FINANCING ACTIVITIES
Payments on lines of credit	(57,607)	(223,300)
Proceeds from notes payable on automobile secured financing	4,790,380	2,195,655
Payments on notes payable on automobile secured financing	(2,045,549)	(701,460)
Proceeds from (payments on) notes payable – parent	69,410	(78,719)
Decrease in amounts held on behalf of trustee	(127,676)	(79,840)
Issuance of common stock	111,040	115,481
Payments on cash flow hedges	(30,617)	(37,669)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,709,381	1,190,148

INCREASE IN CASH AND CASH EQUIVALENTS	603,361	14,587
Cash and cash equivalents at beginning of period	30,100	25,296
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$633,461	$39,883

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

     In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in our Form 10-K.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, also known as SFAS No. 143, in which retirement obligations would be recorded as a liability using the present value of the estimated cash flows and a corresponding amount would be capitalized as part of the asset’s carrying amount. The capitalized asset retirement cost would be amortized to expense over the asset’s useful life using a systematic and rational allocation method. The estimate of the asset retirement obligation will change and have to be revised over time. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. If applicable, an accounting change to adopt the standard would be made as of the beginning of the company’s fiscal year. We do not expect SFAS No. 143 to have a material effect on our earnings or financial position.

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

     Net contracts receivable consisted of the following:

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Contracts	$7,468,644	$5,200,244
Unearned discounts	(87,722)	(81,615)

Net contracts	7,380,922	5,118,629
Allowance for credit losses	(192,220)	(131,827)
Dealer participation, net of deferred contract fees	136,248	97,089

Net contracts receivable	$7,324,950	$5,083,891

     Contracts managed by us totaled $9.3 billion and $8.2 billion at September 30, 2002 and December 31, 2001, respectively. Of the $9.3 billion contracts managed at September 30, 2002, $7.4 billion were owned by us, $1.2 billion were owned by Westcorp, our ultimate parent, and $0.7 billion were owned by securitization trusts. Of the $8.2 billion contracts managed at December 31, 2001, $5.2 billion were owned by us, $1.8 billion were owned by Westcorp, and $1.2 billion were owned by securitization trusts.

Note 3 – Allowance for Credit Losses

     Changes in the allowance for credit losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Balance at beginning of period	$170,181	$90,775	$131,827	$71,308
Provision for credit losses	63,098	41,179	163,486	93,272
Charged off contracts	(52,243)	(29,423)	(138,626)	(73,289)
Write-down of nonperforming assets (1)	(471)	(1,210)	(1,239)	(3,844)
Recoveries	11,655	9,495	36,775	23,369

Balance at end of period	$192,220	$110,816	$192,220	$110,816

(1)	The write-down of nonperforming assets represents specific reserves established on accounts that file for Chapter 13 Bankruptcy and are greater than 120 days delinquent. To the extent that these accounts do not perform under the court ordered plan, these specific reserves are reversed and the account is charged off.

Note 4 – Retained Interest in Securitized Assets

     The following table presents the activity of the retained interest in securitized assets, otherwise known as RISA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Balance at beginning of period	$11,183	$80,602	$37,392	$111,558
Amortization	(7,700)	(26,881)	(32,612)	(59,312)
Change in unrealized gain/loss on RISA (1)	544	396	(753)	1,871

Balance at end of period (2)	$4,027	$54,117	$4,027	$54,117

(1)	The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are other than temporary in nature and impact the value of the RISA. Such other than temporary differences are immediately recognized in income as a component of retained interest income.

(2)	There are no restrictions on the RISA.

     The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Estimated net undiscounted RISA earnings	$33,261	$87,358
Off balance sheet allowance for credit losses	(28,991)	(47,235)
Discount to present value	(243)	(2,731)

Retained interest in securitized assets	$4,027	$37,392

Outstanding balance of automobile contracts sold through securitizations	$668,166	$1,215,058
Off balance sheet allowance for losses as a percent of automobile contracts sold through securitizations	4.34%	3.89%

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

Note 5 – Notes Payable on Automobile Secured Financing

     For the three and nine months ended September 30, 2002, we issued $1.3 billion and $5.6 billion of notes secured by automobile contracts, respectively, compared with $1.2 billion and $2.2 billion for the same respective periods in 2001. Of the $5.6 billion issued during 2002, $4.8 billion was through public transactions and $775 million was through a private placement. The private placement was through a conduit facility established in January 2002. There were $6.7 billion of notes payable on automobile secured financing outstanding at September 30, 2002 compared with $4.0 billion at December 31, 2001. Of these amounts, we had no amount outstanding on a conduit facility at September 30, 2002, compared to $650 million at December 31, 2001. We redeemed our $650 million and $775 million conduit facilities in March 2002 and May 2002, respectively.

     Interest payments on the public transactions are due monthly or quarterly, in arrears, based on the respective note’s interest rate. Interest payments on the conduit facilities were due monthly, in arrears, based on the respective note’s interest rate. For the three and nine months ended September 30, 2002, interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $84.1 million and $225 million, respectively, compared with $55.3 million and $158 million for the same respective periods in 2001.

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

Note 7 – Accumulated Other Comprehensive Loss, Net of Tax

     The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Unrealized gain/(loss) on RISA	$105	$550
Unrealized loss on interest rate swaps (1)	(35,198)	(22,825)
Realized loss on settled cash flow hedges (1)	(21,626)	(7,047)

Total accumulated other comprehensive income	$(56,719)	$(29,322)

(1)	All cash flow hedges are structured to hedge future interest payments on notes payable on automobile secured financing.

Note 8 – Withdrawal of Merger Proposal

     On July 17, 2002, Westcorp had announced a merger proposal, authorized by a special committee of Westcorp’s independent directors, whereby the public holders of our common shares would receive 0.9204 of Westcorp common share for each outstanding WFS common share. On September 26, 2002, we received notice from Westcorp that the proposal to acquire our outstanding 16% minority interest ha d been withdrawn. In its notice, Westcorp indicated that it had withdrawn that proposal because the two special committees were unable to reach an agreement on a mutually acceptable exchange ratio for the proposed transaction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the nation’s largest independent automobile finance companies with 29 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with over $553 billion of loan and lease originations during 2001. We originate, service and securitize new and pre-owned automobile installment contracts, which are generated through our relationships with approximately 7,800 franchised and independent automobile dealers in 44 states. We originated $1.4 billion and $4.2 billion of automobile contracts during the three and nine months ended September 30, 2002 and managed a portfolio of $9.3 billion at September 30, 2002.

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

Allowance for Credit Losses

Management determines the amount of the allowance for credit losses based on a review of various quantitative and qualitative analyses. Quantitative analyses include the review of chargeoff trends by contract program and contract type on an owned and managed basis; evaluation of cumulative loss curves on both a managed and sold basis; and evaluation of credit loss experience by credit tier and geographic location. Other quantitative analyses include the evaluation of the size of any particular asset group; the concentration of any credit tier; the level of non-performance and the percentage of delinquency.

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

Hedging Activities

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax on our Consolidated Statements of Financial Condition. Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the securitization transaction is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the transaction is treated as a secured financing.

As we issue certain variable rate notes payable, we may also enter into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

Results of Operations

Net Interest Income

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (net interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. For the three and nine months ended September 30, 2002, net interest income totaled $124 million and $338 million, respectively, compared with $81.3 million and $216 million for the same respective periods in 2001. The increase in net interest income is the result of us holding more automobile contracts on the balance sheet as we utilized our own liquidity sources and completed $4.8 billion in public securitizations and $775 million in conduit financing, both of which were accounted for as secured financings during the year.

The following table shows the average rate earned on contracts and the average rate paid on borrowings together with the corresponding net interest rate spread for the periods indicated. The average cost of borrowings represents the average combined rate of the senior note, promissory note, line of credit, and notes payable on automobile secured financings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Yield on interest earning assets	11.16%	13.01%	11.61%	13.36%
Cost of borrowings	5.59	5.72	5.59	5.93

Net interest rate spread	5.57%	7.29%	6.02%	7.43%

The decline in net interest spread from prior periods is the result of the $300 million note payable to parent, which we entered into with the Bank in May 2002.

Servicing Income

We regularly securitize contracts in the public asset-backed securities market and retain the servicing rights. For accounting purposes, these transactions are treated as either secured financings or sales to a securitization trust. Since the first quarter of 2000, we have not completed a securitization in which we have recorded a non-cash gain on sale. For transactions treated as sales, we recorded a non-cash gain equal to the present value of the estimated future cash flows from the portfolio of contracts sold less the write-off of dealer participation balances and the effect of hedging activities. For these securitizations, net interest earned on the contracts sold and fees earned for servicing the automobile contract portfolios are recognized over the life of the transactions as contractual servicing income, retained interest income and other fee income.

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

The components of servicing income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Retained interest expense, net of amortization	$(6,903)	$(17,867)	$(25,567)	$(14,790)
Contractual servicing income	14,349	24,948	50,035	63,962
Other fee income	22,747	18,287	66,488	54,728

Total servicing income	$30,193	$25,368	$90,956	$103,900

For the three and nine months ended September 30, 2002, retained interest expense totaled $6.9 million and $25.6 million, respectively, compared with $17.9 million and $14.8 million for the same respective periods in 2001. The retained interest expense recognized in 2002 is the result of higher chargeoffs on our sold portfolio as well as revised estimates of future chargeoffs due to the slowdown in the economy.

Contractual servicing income earned by us from Westcorp relating to the whole loan sales totaled approximately $12.0 million and $41.2 million for the three and nine months ended September 30, 2002, respectively, compared with $19.7 million and $45.3 million for the same respective periods in 2001. Contractual servicing income earned by us relating to sales to securitization trusts totaled approximately $2.4 million and $8.8 million for the three and nine months ended September 30, 2002 and 2001, respectively, compared with $5.2 million and $18.7 million for the same respective periods in 2001. The decrease was a result of the decrease in the average balance of the sold portfolio.

Other fee income totaled $22.7 million and $66.5 million for the three and nine months ended September 30, 2002, respectively, compared with $18.3 million and $54.7 million for the same respective periods in 2001. Other fee income consists primarily of documentation fees, late charges, deferment fees on our managed portfolio, including contracts securitized in transactions accounted for as sales and secured financings, as well as contracts sold in whole loan sales and contracts not securitized. The increase in other fee income is due to the growth in our average managed portfolio to $9.1 billion and $8.7 billion for the three and nine months ended September 30, 2002, respectively, compared with $7.8 billion and $7.4 billion for the same periods in 2001.

Contract Sales and Securitizations

Contract sales and securitizations totaled $1.3 billion and $5.6 billion for the three and nine months ended September 30, 2002, respectively, compared to $1.2 billion and $3.6 billion for the same respective periods in 2001. The $5.6 billion in the current year was treated as secured financings compared with $2.2 billion treated as secured financings and $1.4 billion treated as a whole loan sale in the prior year. We recognized no cash gain on sale for both the three and nine months ended September 30, 2002 compared to no cash gain and a gain of $6.7 millon for the three and nine months ended September 30, 2001, respectively.

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

The provision for credit losses was $63.1 million and $163 million for the three and nine months ended September 30, 2002, respectively, compared with $41.2 million and $93.3 million for the same respective periods in 2001. Net chargeoffs for the three and nine months ended September 30, 2002 were $62.2 million and $167 million, respectively, compared with $44.8 million and $113 million for the same respective periods in 2001. The increase in the provision for credit losses was primarily the result of our loans held on balance sheet increasing by approximately $2.3 billion or 44% from December 31, 2001 as well as an increase in chargeoffs due to the slowdown in the economy. We recorded $22.5 million in provisions for credit losses in excess of chargeoffs this quarter as a result of the transitional effects related to the elimination of off balance sheet accounting for securitizations. The allowance for credit losses as a percentage of owned contracts outstanding was 2.6% at September 30, 2002 compared to 2.5% at December 31, 2001.

Operating Expenses

Total operating expenses were $52.7 million and $161 million for the three and nine months ended September 30, 2002, respectively, compared with $50.1 million and $154 million for the same respective periods in 2001. Operating expenses as a percentage of average managed contracts declined to 2.3% and 2.5% for the three and nine months ended September 30, 2002, respectively, compared with 2.6% and 2.8% for the same respective periods in 2001. Operating costs as a percent of total revenues declined to 34% and 37% for the three and nine months ended September 30, 2002, respectively, compared with 47% for the same respective periods in 2001 as a result of improved operating efficiencies.

Income Taxes

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate for the three and nine months ended September 30, 2002 was 40% and 39%, respectively, compared with 39% and 40% for the same respective periods in 2001.

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

Over time, our securitizations that were recorded as sales will mature and an increasing percentage of securitized contracts will be represented by securitizations that are accounted for as secured financings. In the interim, we will present portfolio basis statements of income that present our results under the assumption that all our outstanding securitizations and whole loan sales to Westcorp are treated as secured financings rather than as sales. During the fourth quarter of 2002, we will have substantially completed our transition to portfolio basis earnings and will no longer report portfolio basis earnings after the end of the year.

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

The growth in our portfolio basis earnings reflects the growth in our managed contract portfolio to $9.3 billion at September 30, 2002 compared with $8.0 billion at September 30, 2001. We monitor the periodic portfolio basis earnings of our managed contract portfolio and believe these portfolio basis statements assist in better understanding our business.

The following tables present the portfolio basis statements of income, portfolio basis yields and reconciliation to net income as reflected in our Consolidated Statements of Income presented in accordance with Generally Accepted Accounting Principles, also known as GAAP.

PORTFOLIO BASIS STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share amounts)
Interest income	$286,473	$262,698	$821,190	$745,404
Interest expense	133,510	126,790	384,149	374,481

Net interest income	152,963	135,908	437,041	370,923
Net chargeoffs (1)	62,227	44,765	166,667	113,373
Provision for growth (2)	5,463	5,553	17,357	18,281
Provision for credit losses	67,690	50,298	184,024	131,654

Net interest income after provision for credit losses	85,273	85,610	253,017	239,269
Other income	22,742	18,198	66,390	54,638
Operating expenses	52,864	50,828	161,373	155,664

Income before income tax	55,151	52,980	158,034	138,243
Income tax (3)	22,014	20,771	61,655	54,843
Portfolio basis net income	$33,137	$32,209	$96,379	$83,400

Portfolio basis net income per common share – diluted	$0.81	$0.92	$2.43	$2.65

GAAP basis net income per common share – diluted	$0.57	$0.27	$1.62	$1.52

(1)	Represents actual chargeoffs incurred during the period, net of recoveries.

(2)	Represents additional allowance for credit losses that would be set aside due to an increase in the managed portfolio.

(3)	Such tax effect is based upon our tax rate for the respective period.

PORTFOLIO BASIS YIELD TABLE
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002 (1)	2001 (1)	2002 (1)	2001 (1)

Interest income	12.5%	13.4%	12.6%	13.4%
Interest expense	5.8	6.5	5.9	6.7

Net interest income	6.7	6.9	6.7	6.7
Net chargeoffs	2.7	2.2	2.5	2.1
Provision for growth	0.3	0.3	0.3	0.3
Provision for credit losses	3.0	2.5	2.8	2.4

Net interest income after provision for credit losses	3.7	4.4	3.9	4.3
Other income	1.0	0.9	1.0	1.0
Operating expenses	2.3	2.6	2.5	2.8

Income before income tax	2.4	2.7	2.4	2.5
Income tax	1.0	1.1	0.9	1.0

Portfolio basis net income	1.4%	1.6%	1.5%	1.5%

Average managed contracts	$9,102,663	$7,801,032	$8,672,049	$7,403,432

(1)	Rates are calculated by dividing amounts by average managed contracts for the respective periods.

RECONCILIATION OF GAAP BASIS NET INCOME
TO PORTFOLIO BASIS NET INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
GAAP basis net income	$23,341	$9,341	$64,057	$47,652
Portfolio basis adjustments:
Gain on sales of contracts				(6,741)
Retained interest expense	6,903	17,867	25,567	14,790
Contractual servicing income	(14,349)	(24,948)	(50,035)	(63,962)
Net interest income	28,527	54,622	98,840	155,316
Provision for credit losses	(4,592)	(9,119)	(20,538)	(38,382)
Operating expenses	(184)	(807)	(820)	(1,969)

Total portfolio basis adjustments	16,305	37,615	53,014	59,052
Net tax effect	6,509	14,747	20,692	23,304

Portfolio basis net income	$33,137	$32,209	$96,379	$83,400

Financial Condition

Contracts Receivable

We held a portfolio of contracts on balance sheet for investment that totaled $7.5 billion at September 30, 2002 and $5.2 billion at December 31, 2001. The increase is due to retaining contracts originated on our balance sheet and treating our securitizations as secured financings.

The following table presents a summary of our automobile contracts purchased:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
New vehicles	$425,840	$351,000	$1,199,312	$953,951
Pre-owned vehicles	1,018,345	913,891	3,005,406	2,781,738

Total volume	$1,444,185	$1,264,891	$4,204,718	$3,735,689

Prime	$1,152,043	$980,167	$3,335,984	$2,778,201
Non-prime	292,142	284,724	868,734	957,488

Total volume	$1,444,185	$1,264,891	$4,204,718	$3,735,689

Amounts Due From Trusts

The amounts due from trusts represent initial advances made to spread accounts and excess cash flows that are still under obligation to be held in the spread account on securitization transactions treated as sales. As these spread accounts reach the balances required by the trust, excess amounts are released to us and are used to pay down these amounts. The amounts due from trusts at September 30, 2002 was $116 million compared with $185 million at December 31, 2001. The decrease is the result of a reduction in the required amount held in spread accounts for securitizations treated as sales for accounting purposes.

Asset Quality

We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances.

At September 30, 2002, the percentage of accounts delinquent 30 days or greater was 3.43% compared with 3.72% at December 31, 2001. We calculate delinquency based on the contractual due date. Net chargeoffs on average contracts outstanding for the three and nine months ended September 30, 2002 were 2.73% and 2.56%, respectively, compared with 2.30% and 2.04% for the same respective periods in 2001. The increase in credit loss experience is primarily a result of the current recession.

The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and contracts that have been sold and/or securitized but are managed by us:

	September 30, 2002		December 31, 2001

	Amount	%	Amount	%

	(Dollars in thousands)
Contracts managed at end of period	$9,269,265		$8,152,882

Period of delinquency
30-59 days	$225,912	2.44%	$217,873	2.67%
60 days or more	92,381	0.99	85,290	1.05

Total contracts delinquent and delinquencies as a percentage of contracts managed	$318,293	3.43%	$303,163	3.72%

The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	September 30, 2002		December 31, 2001

	Number of Contracts	Amount	Number of Contracts	Amount

	(Dollars in thousands)
Contracts managed	751,654	$9,269,265	690,401	$8,152,882

Repossessed vehicles	1,562	$10,557	1,168	$7,553

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.21%	0.11%	0.17%	0.09%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Average contracts managed during period	$9,102,663	$7,801,032	$8,672,049	$7,403,432

Gross chargeoffs	$80,916	$63,810	$229,216	$162,747
Recoveries	18,688	19,045	62,548	49,375

Net chargeoffs	$62,228	$44,765	$166,668	$113,372

Net chargeoffs as a percentage of average contracts managed during period	2.73%	2.30%	2.56%	2.04%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

CUMULATIVE STATIC POOL LOSS CURVES (UNAUDITED)
AT SEPTEMBER 30, 2002

Period (1)	1998-A	1998-B	1998-C	1999-A	1999-B	1999-C	2000-A	2000-B	2000-C(3)	2000-D	2001-A	2001-B(3)	2001-C	2002-1	2002-2	2002-3

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.02%	0.04%	0.04%	0.04%	0.02%	0.03%	0.02%	0.04%	0.04%	0.03%	0.03%	0.04%	0.01%	0.00%	0.02%
3	0.11%	0.08%	0.11%	0.11%	0.11%	0.10%	0.10%	0.09%	0.13%	0.11%	0.09%	0.10%	0.09%	0.06%	0.03%
4	0.25%	0.18%	0.23%	0.20%	0.26%	0.25%	0.20%	0.24%	0.27%	0.24%	0.20%	0.21%	0.20%	0.15%	0.10%
5	0.44%	0.38%	0.39%	0.33%	0.47%	0.40%	0.36%	0.39%	0.46%	0.39%	0.33%	0.33%	0.35%	0.29%	0.18%
6	0.66%	0.59%	0.50%	0.46%	0.66%	0.56%	0.55%	0.59%	0.65%	0.54%	0.50%	0.50%	0.49%	0.43%
7	0.95%	0.83%	0.61%	0.62%	0.87%	0.71%	0.71%	0.78%	0.81%	0.74%	0.70%	0.69%	0.65%	0.60%
8	1.23%	1.03%	0.75%	0.76%	1.00%	0.86%	0.91%	0.99%	0.93%	0.93%	0.84%	0.87%	0.81%
9	1.50%	1.21%	0.86%	0.92%	1.13%	1.01%	1.10%	1.17%	1.07%	1.13%	1.04%	1.05%	0.95%
10	1.79%	1.40%	1.00%	1.11%	1.24%	1.14%	1.27%	1.33%	1.24%	1.34%	1.24%	1.22%	1.07%
11	2.03%	1.53%	1.17%	1.30%	1.35%	1.34%	1.45%	1.44%	1.41%	1.50%	1.45%	1.36%	1.20%
12	2.21%	1.62%	1.32%	1.47%	1.44%	1.52%	1.58%	1.57%	1.62%	1.74%	1.67%	1.53%	1.37%
13	2.39%	1.74%	1.48%	1.61%	1.58%	1.74%	1.73%	1.72%	1.86%	1.95%	1.90%	1.67%	1.55%
14	2.49%	1.84%	1.66%	1.73%	1.74%	1.94%	1.85%	1.86%	2.04%	2.21%	2.09%	1.81%	1.74%
15	2.60%	1.96%	1.79%	1.81%	1.85%	2.09%	2.00%	2.04%	2.25%	2.48%	2.25%	2.00%
16	2.72%	2.10%	1.91%	1.89%	2.03%	2.27%	2.15%	2.24%	2.45%	2.71%	2.41%	2.19%
17	2.85%	2.22%	2.01%	2.00%	2.16%	2.39%	2.37%	2.39%	2.68%	2.89%	2.54%	2.37%
18	2.98%	2.40%	2.07%	2.10%	2.30%	2.53%	2.52%	2.55%	2.88%	3.08%	2.73%
19	3.11%	2.55%	2.11%	2.24%	2.42%	2.67%	2.67%	2.73%	3.08%	3.22%	2.93%
20	3.25%	2.69%	2.17%	2.35%	2.50%	2.81%	2.83%	2.93%	3.23%	3.40%	3.11%
21	3.35%	2.79%	2.24%	2.46%	2.58%	2.92%	2.99%	3.12%	3.38%	3.59%
22	3.48%	2.85%	2.34%	2.55%	2.67%	3.10%	3.16%	3.27%	3.54%	3.78%
23	3.62%	2.89%	2.43%	2.63%	2.77%	3.28%	3.34%	3.38%	3.67%	3.96%
24	3.70%	2.92%	2.52%	2.71%	2.87%	3.38%	3.49%	3.52%	3.83%
25	3.75%	2.97%	2.62%	2.77%	3.01%	3.55%	3.63%	3.63%	4.00%
26	3.80%	3.04%	2.71%	2.82%	3.14%	3.68%	3.75%	3.73%	4.16%
27	3.87%	3.13%	2.80%	2.89%	3.16%	3.84%	3.86%	3.84%
28	3.92%	3.18%	2.87%	2.96%	3.29%	3.98%	3.97%	3.97%
29	3.98%	3.24%	2.90%	3.02%	3.40%	4.14%	4.09%	4.11%
30	4.06%	3.32%	2.95%	3.09%	3.50%	4.19%	4.21%
31	4.11%	3.38%	3.00%	3.17%	3.61%	4.30%	4.33%
32	4.17%	3.43%	3.02%	3.20%	3.68%	4.38%
33	4.22%	3.47%	3.08%	3.27%	3.74%	4.46%
34	4.27%	3.48%	3.14%	3.35%	3.81%	4.57%
35	4.32%	3.52%	3.15%	3.41%	3.87%	4.66%
36	4.34%	3.54%	3.21%	3.47%	3.91%	4.76%
37	4.35%	3.58%	3.25%	3.52%	3.97%
38	4.38%	3.63%	3.30%	3.55%	4.03%
39	4.39%	3.66%	3.35%	3.58%	4.09%
40	4.43%	3.65%	3.39%	3.61%
41	4.45%	3.69%	3.39%	3.63%
42	4.50%	3.73%	3.42%	3.66%
43	4.47%	3.75%	3.45%	3.68%
44	4.50%	3.79%	3.47%	3.72%
45	4.52%	3.81%	3.48%
46	4.55%	3.81%	3.50%
47	4.56%	3.83%	3.52%
48	4.56%	3.84%
49	4.56%	3.85%
50	4.56%	3.86%
51	4.57%	3.87%
52	4.57%	3.88%
53	4.57%
54	4.57%
55	4.57%
Prime Mix (2)	57%	67%	70%	70%	70%	67%	68%	69%	68%	68%	71%	71%	76%	70%	87%	85%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

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

In addition to our indirect statement of cash flows as presented in accordance with GAAP, we also analyze the key cash flows from our operations on a direct basis excluding certain items such as the purchase or sale of contracts. The following table shows our operating cash flows:

	Nine Months Ended
	September 30,

	2002	2001

	(Dollars in thousands)
Cash flows from owned loans	$311,315	$202,103
Cash flows from trusts	7,045	44,172
Contractual servicing income	50,035	63,962
Cash gain on sale		6,741
Other fee income	66,488	54,728

Less:
Dealer participation	99,706	93,260
Operating costs	160,651	153,785

Operating cash flows	$174,526	$124,661

Operating cash flows improved for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 as a result of an increase in the managed portfolio and improved operating efficiencies over the prior year.

Principal Sources of Cash

•	Collections of Principal and Interest from Contracts – Principal and interest collections totaled $1.5 billion and $4.3 billion for the three and nine months ended September 30, 2002, respectively, compared with $1.3 billion and $3.6 billion for the same respective periods in 2001.

•	Contract Sales and Securitizations – Securitizations totaled $1.3 billion and $5.6 billion for the three and nine months ended September 30, 2002, respectively. Of the $5.6 billion securitized, approximately $4.8 billion was through public transactions and $775 million was from a private placement through a conduit facility. Sales and securitizations totaled $1.2 billion and $3.6 billion for the same respective periods in the prior year.

•	Borrowings from Parent – We entered into a promissory note payable to the Bank in May 2002 for the sum of $300 million as a result of the Bank’s subordinated capital debenture offering that also occurred in May 2002.

Principal Uses of Cash

•	Purchase of Automobile Contracts – We purchased $1.4 billion and $4.2 billion of contracts during the three and nine months ended September 30, 2002, respectively, compared with $1.3 billion and $3.7 for the same respective periods in 2001.

•	Payments of Principal and Interest on Securitizations – For the three and nine months ended September 30, 2002, payments of principal and interest to noteholders and certificateholders totaled $1.0 billion and $4.4 billion, respectively, compared with $1.0 billion and $2.6 billion for the same respective periods in 2001. Payments for the nine months ended September 30, 2002, include the redemption of our $650 million and $775 million conduit facilities.

•	Advances to Spread Accounts – The amounts due from trusts at September 30, 2002, including initial advances not yet returned, were $116 million compared with $185 million at December 31, 2001.

•	Participation Paid to Dealers – Participation paid by us to dealers for the three and nine months ended September 30, 2002 totaled $34.5 million and $99.7 million, respectively, compared with $31.4 million and $93.3 million for the same respective periods in 2001.

•	Operating Our Business – Operating expenses totaled $52.7 million and $161 million for the three and nine months ended September 30, 2002, respectively, compared with $50.1 million and $154 million for the same respective periods in 2001.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

The Asset/Liability Committee monitors our hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The amount and timing of hedging transactions are determined by our senior management based upon the monitoring activities of the Asset/Liability Committee. The methodology for the determination, valuation and monitoring of our hedges is a critical accounting process. As a result of our approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard. There were no material changes in market risks in the current quarter.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There has been no significant change in our internal controls or in other factors that could significantly affect the controls and procedures subsequent to the date of their evaluation.

Disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 2.  Changes in Securities and Use of Proceeds

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

WFS Financial Inc

(Registrant)

Date:	November 13, 2002	By:	/s/ Thomas A. Wolfe Thomas A. Wolfe President and Chief Executive Officer

Date:	November 13, 2002	By:	/s/ Lee A. Whatcott Lee A. Whatcott Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Thomas A. Wolfe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WFS Financial Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 13, 2002

By	/s/ Thomas A. Wolfe

Thomas A. Wolfe President and Chief Executive Officer

I, Lee A. Whatcott, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WFS Financial Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  November 13, 2002

By	/s/ Lee A. Whatcott Lee A. Whatcott Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of CEO and CFO