Form 10-K
period 2002-12-31
WFS FINANCIAL INC
filed 2003-03-27
CIK 946343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Title of each class

Common Stock, no par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the last 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 2003:

Common Stock, No Par Value — $127,311,527

The number of shares outstanding of the issuer’s class of common stock as of March 18, 2003:

Common Stock, No Par Value — 41,022,603

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 29, 2003 are incorporated by reference into Part III.

Forward-Looking Statements
PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Financial Statement Schedules, Exhibits and Reports on Form 8-K
EXHIBIT INDEX
EXHIBIT 10.6.1
EXHIBIT 10.6.2
EXHIBIT 10.9.3
EXHIBIT 10.9.4
EXHIBIT 10.10.1
EXHIBIT 10.18.3
EXHIBIT 10.19.1
EXHIBIT 10.20
EXHIBIT 10.20.1
EXHIBIT 10.22.1
ESHIBIT 10.22.2
EXHIBIT 10.23.1
EXHIBIT 10.23.2
EXHIBIT 10.24
EXHINIT 10.24.1
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.26.1
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.35.1
EXHIBIT 10.36
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.1

WFS FINANCIAL INC AND SUBSIDIARIES

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

Available Information

      The company provides access to all filings with the Securities and Exchange Commission on its Web site at http:www.wfsfinancial.com free of charge on the same day as these reports are electronically filed with the Commission. The information contained in our Web site does not constitute part of this filing.

PART I

Item 1. Business

General

      We are one of the nation’s largest independent automobile finance companies with 30 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with over $895 billion of loan and lease originations during 2002. We originate new and pre-owned automobile installment contracts, otherwise known as contracts, through our relationships with over 7,800 franchised and independent automobile dealers nationwide. We originated $5.4 billion of contracts during 2002 and managed a portfolio of $9.4 billion contracts at December 31, 2002.

      Approximately 29% of our contract originations are for the purchase of new automobiles and approximately 71% of our contract originations are for the purchase of pre-owned automobiles. Approximately 80% of our contract originations are with borrowers who have strong credit histories, otherwise generally known as prime borrowers, and approximately 20% of our contract originations are with borrowers who have overcome past credit difficulties, otherwise generally known as non-prime borrowers.

      We underwrite contracts through a credit approval process that is supported and controlled by a centralized, automated front-end system. This system incorporates proprietary credit scoring models and industry credit scoring models and tools, which enhance our credit analysts’ ability to tailor each contract’s pricing and structure to maximize risk-adjusted returns. As a result of our sophisticated credit and underwriting systems, we are able to earn attractive risk-adjusted returns on our contracts. For the year ended December 31, 2002, the average net interest spread was 7.61% while net credit losses averaged 2.77% for the same period.

      We structure our business to minimize operating costs while providing high quality service to our dealers. Those aspects of our business that require a local market presence are performed on a decentralized basis in our 41 offices. All other operations are centralized. We fund our purchases of contracts, on an interim basis, with deposits raised by our parent, Western Financial Bank, also known as the Bank, which are insured by the Federal Deposit Insurance Corporation, also known as the FDIC, and other borrowings of the Bank. For long-term financing, we issue automobile contract asset-backed securities. Since 1985, we have sold or securitized over $30 billion of contracts in 58 public offerings of asset-backed securities, making us the fourth largest issuer of such securities in the nation. Our relationship with the Bank gives us a competitive advantage relative to other independent automobile finance companies by providing a significant and stable source of liquidity at a low cost.

      The following table presents a summary of our contracts purchased:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
New vehicles	$1,548,372	$1,208,753	$1,028,394
Pre-owned vehicles	3,867,362	3,654,526	3,190,833

Total volume	$5,415,734	$4,863,279	$4,219,227

Prime contracts	$4,346,212	$3,675,351	$2,900,960
Non-prime contracts	1,069,522	1,187,928	1,318,267

Total volume	$5,415,734	$4,863,279	$4,219,227

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

      As an operating subsidiary of the Bank, we are subject to examination and comprehensive regulation by the Office of Thrift Supervision, also known as the OTS, the FDIC, and certain regulations by the Board of Governors of the Federal Reserve System, also known as the FRS.

Market and Competition

      The automobile finance industry is generally segmented according to the type of vehicle sold (new versus pre-owned) and the credit characteristics of the borrower (prime, non-prime or sub-prime). Based upon industry data, we believe that during 2002, prime, non-prime and sub-prime loan originations in the United States were $600 billion, $160 billion and $135 billion, respectively. The United States captive automobile finance companies, General Motors Acceptance Corporation, Ford Motor Credit Company and Chrysler Credit Corporation account for approximately 39% of the automobile finance market. We believe that the balance of the market is highly fragmented and that no other market participant has greater than a 4% market share. Other market participants include the captive automobile finance companies of other manufacturers, banks, credit unions, independent automobile finance companies and other financial institutions.

      Our dealer servicing and underwriting capabilities and systems enable us to compete effectively in the automobile finance market. Our ability to compete successfully depends largely upon our strong personal relationships with dealers and their willingness to offer to us contracts that meet our underwriting criteria. These relationships are fostered by the promptness with which we process and fund contracts, as well as the flexibility and scope of the programs we offer. We purchase the full spectrum of prime and non-prime contracts secured by both new and pre-owned vehicles.

      The competition for contracts available within the prime and non-prime credit quality contract spectrum is more intense when the rate of automobile sales declines. Although we have experienced consistent growth for many years, we can give no assurance that we will continue to do so. Several of our competitors have greater financial resources than we have and may have a lower cost of funds. Many of our competitors also have longstanding relationships with automobile dealers and may offer dealers or their customers other forms of financing or services not provided by us. The finance company that provides floor planning for the dealer’s inventory is also ordinarily one of the dealer’s primary sources of financing for automobile sales. We do not currently provide financing on dealers’ inventories. We must also compete with dealer interest rate subsidy programs offered by the captive automobile finance companies. However, these programs are not generally offered on pre-owned vehicles and are limited to certain models or loan terms that may not be attractive to many new automobile purchasers.

Our Business Strategy

      Our business objective is to maximize long-term profitability by efficiently purchasing and servicing prime and non-prime credit quality contracts that generate strong and consistent risk-adjusted returns. We achieve this objective by employing our business strategy, which includes the following key elements:

•	produce consistent, measured growth through our strong dealer relationships;

•	price contracts to maximize risk-adjusted returns by using advanced technology and experienced underwriters;

•	create operating efficiencies through technology and best practices;

•	generate low cost liquidity through diverse funding sources, including positive operating cash flows; and

•	record high quality earnings and maintain a conservative, well-capitalized balance sheet.

Produce Consistent, Measured Growth Through Our Strong Dealer Relationships

      Over the past five years, we have experienced a compounded annual growth rate in contract purchases of 19%. We provide a high degree of personalized service to our dealership base by marketing, underwriting and purchasing contracts on a local level. Our focus is to provide each dealer superior service by providing a single source of contact to meet the dealer’s prime and non-prime financing needs. We believe that the level of our service surpasses that of our competitors by making our business development representatives available any time a dealer is open, making prompt credit decisions, negotiating credit decisions within available programs by providing structural alternatives and funding promptly.

      Growth of originations is primarily through increased dealer penetration. We intend to increase contract purchases from our current dealer base as well as develop new dealer relationships. Prior to 1995, we originated contracts in seven, primarily western states. Subsequently, we increased our geographic penetration nationwide. Although our presence is well-established throughout the country, we believe that we still have opportunities to build market share, especially in those states that we entered since 1994. In addition, we have improved our dealer education and delivery systems in order to increase the ratio of contracts purchased to the number of applications received from a dealer, thereby improving the efficiency of our dealer relationships. We are also seeking to increase contract purchases through new dealer programs targeting high volume, multiple location dealers. These programs focus on creating relationships with dealers to achieve higher contract originations and improving efficiencies. On a limited basis, we also originate loans directly from consumers and purchase loans from other finance companies. Additionally, we continue to explore other distribution channels, including the Internet. In 2001, we acquired an interest in DealerTrack Holdings, Inc., also known as DealerTrack, an Internet business-to-business portal that brings together finance companies and dealers. DealerTrack has signed up 30 finance companies and more than 19,600 dealers. As of December 31, 2002, we owned approximately 8.5% of DealerTrack. Currently, over half of our applications are received through DealerTrack.

Price Contracts to Maximize Risk-Adjusted Returns by Using Advanced Technology and Experienced Underwriters

      Quality underwriting and servicing are essential to effectively assess and price for risk and to maximize risk-adjusted returns. We rely on a combination of credit scoring models, system-controlled underwriting policies and the judgment of our trained credit analysts to make risk-based credit and pricing decisions. We use credit scoring to differentiate applicants and to rank order credit risk in terms of expected default probability. Based upon this statistical assessment of credit risk, the underwriter is able to appropriately tailor contract pricing and structure.

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

      The following table shows the risk-adjusted margins on contracts originated over the past five years:

	For the Year Ended December 31,

	2002	2001	2000	1999	1998

Weighted average coupon(1)	11.35%	12.74%	13.95%	13.57%	13.44%
Interest on borrowings(1)	3.74	5.37	6.74	6.08	5.89

Net interest margins	7.61	7.37	7.21	7.49	7.55
Credit losses(2)	2.77	2.27	1.91	2.13	3.42

Risk-adjusted margins	4.84%	5.10%	5.30%	5.36%	4.13%

(1)	Represents the rate on contracts originated during the periods indicated.

(2)	Represents the rate on managed contracts during the periods indicated.

Create Operating Efficiencies Through Technology and Best Practices

      Since 1997, we have evaluated all aspects of our operations in order to streamline processes and employ best practices throughout the organization.

      Our key technology systems implemented through this process include:

•	automated front-end loan origination system that calculates borrower ratios, maintains lending parameters and approval limits, accepts electronic applications and directs applications to the appropriate credit analyst, all of which have reduced the cost of receiving, underwriting and funding contracts;

•	custom designed proprietary scoring models that rank order the risk of loss occurring on a particular contract;

•	behavioral delinquency management system, which improves our ability to queue accounts according to the level of risk, monitor collector performance and track delinquent accounts;

•	centralized and upgraded borrower services department, which includes remittance processing, interactive voice response technology and direct debit services;

•	centralized imaging system that provides for the electronic retention and retrieval of account records; and

•	data warehouse that provides analytical tools necessary to evaluate performance of our portfolio by multiple dimensions.

      As a result of these efforts, we have reduced our operating costs as a percent of managed contracts from a high of 4.2% during the second quarter of 1998 to 2.2% for the fourth quarter of 2002. We have substantially completed the implementation of our loan systems and major changes to business practices. We will, however, continue to evaluate new technology and best practices to further improve our operating efficiencies.

Generate Low Cost Liquidity Through Diverse Funding Sources, Including Positive Operating Cash Flows

      The Bank provides us with over $2.5 billion in financing to fund our operations through notes and lines of credit. This source of liquidity is made available primarily as a result of the Bank’s ability to raise a significant amount of deposits through its retail and commercial banking divisions. The Bank can also obtain additional financing through other borrowing sources. These sources of funds provide us the liquidity to fund our contract purchases and allow us flexibility as to when we enter the automobile contract asset-backed securities market. Cash flows from operations provide an additional source of liquidity for us. For the year ended December 31, 2002, we generated $234 million in positive cash flows from our operations.

Record High Quality Earnings and Maintain a Conservative, Well-Capitalized Balance Sheet

      Presenting high quality earnings and maintaining a conservative and well-capitalized balance sheet have been our focus since our founding in 1972. We believe that this strategy ensures success over the long-term rather than providing extraordinary short-term results. Components of this strategy include accounting for our automobile securitizations as secured financings, rather than sales, and maintaining appropriate allowances for credit losses.

      Since March 2000, we have structured our automobile securitizations as secured financings. By accounting for our automobile contract securitizations as secured financings, the contracts and asset-backed notes issued remain on our balance sheet with the earnings of the contracts in the trust and the related financing costs reflected over the life of the underlying pool of contracts as net interest income in our Consolidated Statements of Income. Additionally, no retained interest in securitized assets, also known as RISA, is recorded on the balance sheet with a corresponding non-cash gain on sale. The RISA must be written off over the life of a securitization. This asset is subject to impairment if assumptions made about the performance of a securitization are not realized. At December 31, 2002, the RISA created from asset-backed securities issued prior to April 2000 had been fully amortized. This compares with a high of $181 million or 58% of equity, net of tax, in 1997.

      Our allowance for credit losses increased $88 million, or 67%, to $220 million at December 31, 2002, compared with $132 million at December 31, 2001. This increase is the result of the increase in contracts held on the balance sheet as well as us increasing the percentage of allowance for credit losses to contracts to 2.8% at December 31, 2002, compared with 2.5% at December 31, 2001.

Operations

Locations

      We currently originate contracts nationwide through our 41 offices. Each regional business center manager is accountable for the performance of contracts originated in that office throughout the life of the contracts, including acquisition, underwriting, funding and collection. We have two national service centers located in California and Texas with functions including data verification, records management, remittance processing, customer service call centers and automated dialers. We maintain three regional bankruptcy and remarketing centers and have a centralized asset recovery center located in California. Our corporate offices are located in Irvine, California.

Business Development

      Our business development representatives are responsible for improving our relationship with existing dealers and enrolling and educating new dealers to increase the number of contracts originated. Business development managers within each regional business center provide direct management oversight to each business development representative. In addition, the director of sales and marketing provides oversight management to ensure that all business development managers and representatives are following overall corporate guidelines.

      Business development representatives target selected dealers within their territory based upon volume, potential for business, financing needs of the dealers, and competitors that are doing business with such dealers. Before we decide to do business with a new dealer, we perform a review process of the dealer and its business. If we then determine to proceed, we enter into a non-exclusive dealership agreement with the dealer. This agreement contains certain representations regarding the contracts the dealer will sell to us. Due to the non-exclusive nature of our relationship with dealers, the dealers retain discretion to determine whether to sell contracts to us or another financial institution. The business development representative is responsible for educating the dealers’ finance managers about the types of contracts that meet our underwriting standards. This education process helps to ensure that we minimize the number of applications we receive that are outside of our underwriting guidelines, thereby increasing our efficiency and lowering our overall cost to originate contracts.

      After this relationship is established, the business development representative continues to actively monitor the relationship with the objective of maximizing the overall profitability of each dealer relationship within his or her territory. This includes ensuring that a significant number of approved applications received from each dealer are actually converted into contracts by us, ensuring that the type of contracts received meets our underwriting standards, monitoring the risk-based pricing of contracts acquired and reviewing the actual performance of the contracts purchased. To the extent that a dealer does not meet our minimum conversion ratio, lending volume standards or overall profitability, the dealer may be precluded from sending us applications in the future. During the year, our dealer base increased from approximately 7,500 to 7,800, primarily as a result of us expanding our nationwide presence. Our increase in volume is the result of funding more contracts from dealers that meet our standards and increasing our dealer base.

Underwriting and Purchasing of Contracts

      The underwriting process begins when an application is sent to us via the Internet or faxed to our data entry service provider. During 2002, we outsourced our data entry process to a third-party provider to maximize efficiencies and reduce costs due to the decreased volume of applications received via fax. Internet applications are automatically loaded into our front-end underwriting computer system. Our data entry service provider enters the applicant information from faxed applications into our front-end system. Once the application is in the front-end system, the system automatically obtains credit bureau information on the applicant and calculates our proprietary credit score.

      We use credit scoring to differentiate credit applicants and to rank order credit risk in terms of expected default probabilities. This enables us to tailor contract pricing and structure according to our statistical assessment of credit risk. For example, a consumer with a lower score would indicate a higher probability of default; therefore, we would structure and price the transaction to compensate for this higher default risk. Multiple scorecards are used to accommodate the full spectrum of contracts we purchase. In addition to a credit score, the system highlights certain aspects of the credit application that have historically impacted the credit worthiness of the borrower.

      Credit analysts are responsible for properly structuring and pricing deals to meet our risk-based criteria. They review the information, structure and price of an application and determine whether to approve, decline or make a counteroffer to the dealer. Each credit analyst’s lending levels and approval authorities are established based on the individual’s credit experience and portfolio performance, credit manager audit results and quality control review results. Higher levels of approvals are required for higher credit risk and are controlled by system driven parameters and limits. System driven controls include limits on interest rates, contract terms, contract advances, payment to income ratios, debt to income ratios, collateral values and low side overrides.

      Once adequate approval has been received, the computer system automatically sends a response to the dealer through the Internet or via fax with our credit decision, specifying approval, denial or conditional approval. Conditional approval is based upon modification to the structure, such as an increase in the down payment, reduction of the term, or the addition of a co-signer. As part of the approval process, the system or the credit analyst may require that some of the information be verified, such as the applicant’s income, employment, residence or credit history. The system increases efficiency by automatically denying approval in certain circumstances without additional underwriting being performed. These automated notices are controlled by parameters set by us consistent with our credit policy.

      If the dealer accepts the terms of the approval, the dealer is required to deliver the necessary documentation for such contract to us. Our funding group audits such documents for completeness and consistency with the application and provides final approval and funding of the contract. A direct deposit is made or a check is prepared and promptly sent to the dealer for payment. The dealer’s proceeds may include dealer participation for consideration of the acquisition of the contract. The completed contract file is then forwarded to our records center for imaging.

      Under the direction of the Credit and Pricing Committee, the Chief Credit Officer oversees credit risk management, sets underwriting policy, monitors contract pricing, tracks compliance to underwriting policies and re-underwrites select contracts. If re-underwriting statistics are unacceptable, a portion of quarterly incentives are forfeited by the office that originated the contracts. Our internal quality control group reviews contracts on a statistical sampling basis to ensure adherence to established lending guidelines and proper documentation requirements. Credit managers within each regional business center provide direct management oversight to each credit analyst. In addition, the Chief Credit Officer provides oversight management to ensure that all credit managers and analysts are following overall corporate guidelines.

      The following table sets forth information for contracts originated, contracts managed and number of dealers in the states in which we operate our business:

	Contract Purchases
	For the Year Ended December 31,			At December 31, 2002

State	2002	2001	2000	Managed Portfolio	Number of Dealers

	(Dollars in thousands)
California	$2,091,347	$1,928,371	$1,680,814	$3,676,606	2,082
Washington	310,189	216,003	186,078	449,715	336
Arizona	283,528	324,299	277,217	541,202	284
Oregon	214,683	196,292	158,944	334,899	326
Colorado	200,153	123,788	130,247	286,962	200
Texas	171,761	181,651	158,138	334,328	312
Ohio	171,109	174,040	165,860	336,866	381
Florida	147,931	184,289	175,341	320,007	345
South Carolina	145,892	129,963	91,246	250,624	192
North Carolina	144,859	138,956	106,664	265,334	309
Nevada	131,094	105,747	101,311	223,270	111
Virginia	123,403	99,056	97,997	218,004	236
Illinois	104,576	93,709	76,020	178,787	196
Idaho	102,475	77,184	48,639	152,719	114
Tennessee	86,228	83,892	68,955	160,873	174
Utah	84,897	77,321	63,531	133,939	156
Michigan	82,542	67,905	52,489	133,648	163
Georgia	77,294	82,352	71,341	156,433	219
Missouri	70,070	57,883	64,372	123,493	145
New York	63,519	29,801	5,097	77,488	184
Maryland	62,145	41,286	36,431	102,513	127
Pennsylvania	50,699	46,122	39,317	90,671	124
Wisconsin	44,318	40,826	37,439	73,719	112
New Jersey	42,210	28,280	26,552	69,975	99
Kentucky	41,754	41,526	34,658	75,691	92
Massachusetts	39,086	27,778	22,126	61,660	74
Indiana	37,904	36,739	26,759	69,756	101
Alabama	36,570	31,967	49,053	76,724	73
Minnesota	29,708	18,240	11,156	38,537	60
Oklahoma	27,390	25,065	16,318	44,192	35
Delaware	26,697	26,173	23,709	52,401	43
New Hampshire	24,275	10,563	7,157	30,275	54
New Mexico	23,930	24,146	9,469	39,195	38
Connecticut	22,928	11,508	13,638	35,872	52
Iowa	20,552	9,228	13,027	28,532	38
Kansas	19,448	21,533	22,683	39,398	67
Mississippi	18,051	19,691	17,434	38,996	55
Wyoming	12,507	6,918	5,114	16,228	15
Nebraska	9,824	5,248	5,427	13,498	27
West Virginia	9,447	11,930	16,763	22,868	26
Rhode Island	4,385	2,947	2,642	7,213	15
South Dakota	3,843	2,078		3,971	11
Maine	492	985	2,054	1,859	3
Vermont	21			10	1
Hawaii				1,023

Total	$5,415,734	$4,863,279	$4,219,227	$9,389,974	7,807

Servicing of Contracts

      We service all of the contracts we purchase, both those held by us and those sold in automobile securitizations or whole loan sales. The servicing process includes collecting and processing payments, responding to borrower inquiries, maintaining the security interest in the vehicle, maintaining physical damage insurance coverage and repossessing and selling collateral when necessary. During the second quarter of 2000, we implemented a new decision support system that incorporates behavioral scoring models. Additionally, in the second quarter of 2001, we began purchasing credit bureau information on all borrowers, which is updated each quarter. These three tools allow us to continually seek the most efficient and effective collection methods.

      We use monthly billing statements to serve as a reminder to borrowers as well as an early warning mechanism in the event a borrower has failed to notify us of an address change. Payments received in the mail or through our offices are processed by our centralized remittance processing center. To expedite the collection process, we accept payments from borrowers through automated payment programs including Internet banking, direct debits and third party payment processing services. Our customer service center uses interactive voice response technology to answer routine account questions and route calls to the appropriate service counselor.

      Our fully integrated servicing, decision and collections system automatically forwards accounts to our automated dialer or regional collection centers based on the assessed risk of default or loss. Account assessment poses several courses of action, including delaying collection activity based on the likelihood of self curing, directing an account to the automated dialer for a predetermined number of days before forwarding it to a regional collections office, or directly forwarding to a loan service counselor in the regional office for accelerated collection efforts as early as seven days past due. This process balances the efficiency of centralized collection efforts with the effectiveness of decentralized personal collection efforts. Our systems track delinquencies and chargeoffs, monitor the performance of our collection associates and assist in delinquency forecasting. To assist in the collection process, we can access original documents through our imaging system, which stores all the documents related to each contract. We limit deferments to a maximum of three over the life of the contract and rarely rewrite contracts.

      If satisfactory payment arrangements are not made, the automobile is generally repossessed within 60 to 90 days of the date of delinquency, subject to compliance with applicable law. We use independent contractors to perform repossessions. The automobile remains in our custody generally for 15 days, or longer if required by local law, to provide the obligor the opportunity to redeem the automobile. If after the redemption period the delinquency is not cured, we write down the vehicle to fair value and reclassify the contract as a repossessed asset. After the redemption period expires, we prepare the automobile for sale. We sell substantially all repossessed automobiles through wholesale automobile auctions, subject to applicable law. We do not provide the financing on repossessions sold. We use regional remarketing departments to sell our repossessed vehicles. Once the vehicles are sold, we charge off any remaining deficiency balances. At December 31, 2002, repossessed automobiles managed by us were $16.4 million or 0.18% of the total managed contract portfolio compared with $7.6 million or 0.09% of the total managed contract portfolio at December 31, 2001.

      It is our policy to charge off an account when it becomes contractually delinquent by 120 days, except for accounts that are in Chapter 13 bankruptcy, even if we have not yet repossessed the vehicle. At the time that a contract is charged off, all accrued interest is reversed. After chargeoff, we collect deficiency balances through our centralized asset recovery center. These efforts include contacting the borrower directly, seeking a deficiency judgment through a small claims court or instituting other judicial action where necessary. In some cases, particularly where recovery is believed to be less likely, the account may be assigned to a collection agency for final resolution. For those accounts that are in Chapter 13 bankruptcy and contractually past due 120 days, we reverse all accrued interest and recognize income on a cash basis. Additionally, we mark down such contracts to fair value and reclassify them as nonperforming accounts.

Transactions with Related Parties

Relationship with the Bank and its Controlling Parties

      We believe that the transactions described below have been on terms no less favorable to us than could be obtained from unaffiliated parties, notwithstanding that the transactions were not negotiated at arm’s length. However, the transactions were approved by our Board of Directors and the Boards of Directors of the Bank and Westcorp, including their respective independent directors. See “Supervision and Regulation.”

Intercompany Borrowings

      We have various borrowing arrangements with the Bank, including long-term, unsecured debt and lines of credit designed to provide financing for us and our subsidiaries. These borrowings are the only source of liquidity we utilize outside of the asset-backed securities market. These borrowing arrangements, on an unconsolidated basis, provide the Bank with what it believes to be a market rate of return. Additionally, the Bank believes that it is more profitable for it, on a consolidated basis, to lend money to us rather than for us to seek financing from an outside third party because its cost of funds is lower than the rates on these borrowing arrangements.

      We borrowed $125 million from the Bank under the terms of a $125 million note executed in 1995. The $125 million note provided for principal payments of $25 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. Interest payments on the $125 million note were due quarterly, in arrears, calculated at the rate of 7.25% per annum. We made payments on the $125 million note of $11.2 million and $32.7 million for the years ended December 31, 2001 and 2000, respectively, without prepayment penalties. The $125 million note was paid off in the third quarter of 2001 in connection with the retirement of the Bank’s 8.5% subordinated debentures. There was no outstanding balance on the $125 million note at December 31, 2002 and 2001 compared with $11.2 million outstanding at December 31, 2000. Interest expense on this note totaled $0.5 million and $1.5 million for the years ended December 31, 2001 and 2000, respectively.

      We borrowed $135 million from the Bank under the terms of a $135 million note. We initially borrowed $50 million under this note in 1997. The amount was increased to $135 million in 1999. According to the terms of the amendment in 1999, the $135 million note provided for two equal principal payments of $67.5 million per year, commencing July 31, 2001. Under its original terms, interest payments on the $135 million note were due quarterly, in arrears, calculated at the rate of 9.42% per annum. On January 1, 2002, the note was amended to increase the remaining principal amount from $67.5 million to $150 million and to decrease the interest rate from 9.42% to 8.875% per annum. All principal is due and payable on August 1, 2007, although the Bank has the option to require payment in part or in full at any time prior to that date. We made principal payments on this note totaling $42.0 million during 2002 in conjunction with the Bank’s purchase of $42.0 million of its 8.875% subordinated debentures. Pursuant to the terms of this note, we may not incur any other indebtedness, which is senior to the obligations evidenced by this note except for (i) indebtedness under the $125 million note, (ii) indebtedness collateralized or secured under the $1.8 billion line of credit discussed below and (iii) indebtedness for similar types of warehouse lines of credit. There was $108 million outstanding on this note at December 31, 2002 compared with $67.5 million at December 31, 2001. Interest expense on this note totaled $12.4 million, $10.1 million and $12.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      Additionally, we borrowed $300 million from the Bank under the terms of a $300 million note in May 2002. This note matures on May 15, 2012. Interest payments on the $300 million note are due semi-annually, in arrears, calculated at the rate of 10.25% per annum. Pursuant to the terms of this note, we may not incur any other indebtedness that is senior to the obligations evidenced by this note except for (i) indebtedness under the $150 million note, (ii) indebtedness collateralized or secured under the $1.8 billion line of credit and (iii) indebtedness for similar types of warehouse lines of credit. There was $300 million outstanding on this note at December 31, 2002. Interest expense on this note totaled $20.3 million for the year ended December 31, 2002.

      We have a line of credit extended by the Bank permitting us to draw up to $1.8 billion as needed to be used in our operations. We do not pay a commitment fee for this line of credit. The line of credit terminates on December 31, 2004, although we may extend the term for additional periods of up to 60 months. There was no amount outstanding at December 31, 2002. There was $374 million and $236 million outstanding on this line of credit at December 31, 2001 and 2000, respectively. The $1.8 billion line of credit carries an interest rate based on the one-month London Interbank Offer Rate, also known as LIBOR, and an interest spread of 125 basis points when unsecured and 90 basis points when secured. The Bank has the right under this line of credit to refuse to permit additional amounts to be drawn if, in the Bank’s discretion, the amount sought to be drawn will not be used to finance the purchase of contracts or other working capital requirements.

      On November 30, 2001 and August 8, 2002, some of our subsidiaries entered into additional lines of credit with the Bank. These lines permit our subsidiaries to draw up to a total of $255 million to fund activities related to our securitizations. Of the total $255 million, $10 million terminates on December 1, 2006 and $245 million terminates on January 1, 2010, although the terms may be extended by these subsidiaries for additional periods of up to 60 months. At December 31, 2002, the amount outstanding on these lines of credit totaled $62.0 million compared with $47.3 million outstanding at December 31, 2001. The $255 million in lines of credit held by our subsidiaries with the Bank carry an interest rate based on one-month LIBOR and an interest spread of 112.5 basis points when unsecured and 62.5 basis points when secured.

      Interest on the amounts outstanding under the lines of credit is paid monthly, in arrears, and is calculated on the daily average amount outstanding that month. Interest expense for these lines of credit totaled $3.0 million, $8.9 million and $37.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average interest rates for the lines of credit were 2.74%, 4.43% and 7.09% for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average interest rates for the lines of credit were 2.55%, 3.08% and 7.44% at December 31, 2002, 2001 and 2000, respectively.

Short-Term Investments — Parent

      We invest our excess cash at the Bank under an investment agreement. Prior to January 1, 2002, the Bank paid us an interest rate equal to the federal composite commercial paper rate on this excess cash. On January 1, 2002, the agreement was amended to revise the interest rate to the one-month LIBOR. The weighted average interest rate was 1.77%, 3.80% and 6.58% for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, we held $688 million excess cash with the Bank under the investment agreement. Interest income earned under this agreement totaled $10.2 million, $4.9 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average interest rate was 1.44% at December 31, 2002, compared with 6.53% at December 31, 2000. We had no excess cash invested at the Bank at December 31, 2001.

Reinvestment Contracts

      Pursuant to a series of agreements to which we, the Bank and our subsidiary, WFAL2, among others, are parties, we have access to the cash flows of certain outstanding securitizations, including the cash held in the spread accounts for these securitizations. We are permitted to use that cash as we determine, including to originate contracts.

      In certain securitizations, the Bank and WFAL2 have entered into a reinvestment contract that is deemed to be an eligible investment under the relevant securitization agreements. The securitization agreements require that all cash flows of the relevant trust and the associated spread accounts be invested in the applicable reinvestment contract. A limited portion of the invested funds may be used by WFAL2 and the balance may be used by the Bank. The Bank makes its portion available to us pursuant to the terms of the WFS Reinvestment Contract. Under the WFS Reinvestment Contract, we receive access to all of the cash available to the Bank under each trust reinvestment contract and are obligated to repay to the Bank an amount equal to the cash so used when needed by the Bank to meet its obligations under the individual trust reinvestment contracts. With the portion of the cash available to it under the individual trust reinvestment contracts, WFAL2 purchases contracts from us pursuant to the terms of the sale and servicing agreements.

      In accordance with these agreements, the Bank and WFAL2 pledge property owned by each of them for the benefit of the trustee of each trust and the surety. We pay the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank as consideration for the pledge of collateral and for our access to cash under the WFS Reinvestment Contract. We paid the Bank $1.2 million, $1.1 million and $0.7 million for the years ended December 31, 2002, 2001 and 2000, respectively, for this purpose. As WFAL2 directly utilizes the cash made available to it to purchase contracts for its own account from us, no additional consideration from us is required to support WFAL2’s pledge of its property under the agreement with Financial Security Assurance, also known as FSA. While we are under no obligation to repurchase contracts from WFAL2, to the extent WFAL2 needs to sell any such contracts to fund its repayment obligations under the trust reinvestment contracts, it is anticipated that we would prefer to purchase those contracts than for WFAL2 to sell those contracts to a third party. The WFS Reinvestment Contract, by its terms, is to remain in effect so long as any of the trust reinvestment contracts is an eligible investment for its related securitization. There was $944 million, $942 million and $832 million outstanding on the trust reinvestment contracts at December 31, 2002, 2001 and 2000, respectively.

Whole Loan Sales

      We sold $1.4 billion of contracts to Westcorp in whole loan sales for each of the years ended December 31, 2001 and 2000. In these transactions, we received cash for the amount of the principal outstanding on the contracts plus a premium of $44.3 million and $41.2 million for the years ended December 31, 2001 and 2000, respectively. These premiums were recorded as a cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities. These contracts were subsequently securitized by Westcorp and continue to be managed by us under the terms of the transactions. We sold no contracts to Westcorp for the year ended December 31, 2002.

Tax Sharing Agreement

      We and our subsidiaries are parties to an amended tax sharing agreement with Westcorp, the Bank and other subsidiaries of Westcorp, pursuant to which a consolidated federal tax return is filed for all of the parties to the agreement. Under this agreement, the tax due by the group is allocated to each member based upon the relative percentage of each member’s taxable income to that of all members. Each member pays Westcorp its estimated share of tax liability when otherwise due, but in no event may the amount paid exceed the amount of tax that would have been due if a member were to file a separate return. A similar process is used with respect to state income taxes for those states that permit the filing of a consolidated or combined return. Tax liabilities to states that require the filing of separate tax returns for each company are paid by each company. The term of the amended tax sharing agreement commenced on the first day of the consolidated return year beginning January 1, 2002 and continues in effect until the parties to the tax sharing agreement agree in writing to terminate it. See “Consolidated Financial Statements — Note 17 — Income Taxes.”

Management Agreements

      We have entered into certain management agreements with the Bank and Westcorp pursuant to which we pay an allocated portion of certain costs and expenses incurred by the Bank and Westcorp with respect to services or facilities of the Bank and Westcorp used by us or our subsidiaries, including our principal office facilities, our field offices, and overhead and associate benefits pertaining to Bank and Westcorp associates who also provide services to us or our subsidiaries. Additionally, as part of these management agreements, the Bank and Westcorp have agreed to reimburse us for similar costs incurred. Net amounts paid to us by the Bank, Westcorp and their affiliates under these agreements were $6.4 million, $5.9 million and $2.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The management agreements may be terminated by any party upon five days prior written notice without cause, or immediately in the event of the other party’s breach of any covenant, obligation, or duty contained in the applicable management agreement or for violation of law, ordinance, statute, rule or regulation governing either party to the applicable management agreement.

Supervision and Regulation

General

      Set forth below is a general discussion of laws and regulations that have a material effect on our business. The laws and regulations discussed are intended to protect depositors, federal deposit insurance funds, and the banking system as a whole; they are not intended to protect security holders. To the extent that the following discussion describes statutory or regulatory provisions, the exact language of the statute or regulatory provision qualifies any such discussion. Furthermore, such statutes and regulations are continually under review by Congress and federal regulatory agencies. Any future changes in laws, regulations or the policies of various regulatory authorities may have a material effect on our business. Accordingly, we cannot assure you that we will not be affected by any such future changes.

Regulations Applicable to Us

      We purchase contracts in 44 states and are subject to both state and federal regulations. Since we are owned by the Bank, which is a federal savings association, we are subject to regulation and examination primarily by the Office of Thrift Supervision, also known as the OTS, and secondarily by the FDIC. We must also comply with each state’s consumer finance, automobile finance, licensing and titling laws and regulations to the extent those laws and regulations are not pre-empted by OTS regulations. We believe that we are in compliance with OTS and FDIC regulations as well as state laws applicable to the purchase and securitization of contracts.

      The contracts we originate and service are also subject to numerous federal and state consumer protection laws. The consumer protection laws include the Federal Truth-in-Lending Act, the Federal Trade Commission Act, the Fair Credit Billing Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, the California Rees-Leveraging Act, other retail installment sales laws and similar state laws. Most state consumer protection laws also govern the process by which we may repossess and sell an automobile pledged as security on a defaulted contract. We must follow those laws carefully in order to maximize the amount of money we can recover on a defaulted contract.

      We must also comply with OTS regulations regarding ownership and operations. The Bank is permitted by OTS regulations to have operating subsidiaries and service corporation subsidiaries. We were created as an operating subsidiary of the Bank in order to: (i) enable us to sell our equity securities to third parties rather than be limited by the restrictions placed on service corporations, whose equity securities may only be sold to other savings associations, (ii) enjoy the same pre-emption from state law that is granted to the Bank by OTS regulations and (iii) so that the Bank could invest in our activities without regard to HOLA limits on service corporations. As an operating subsidiary, we are prohibited from engaging in any business activity that the Bank may not itself engage in. All of our business activities are activities in which the Bank is permitted to engage. Furthermore, prior to engaging in any new business activity, acquiring a business from a third party or creating a new subsidiary, we must first give notice to the OTS and the FDIC. Finally, at all times, a majority of our voting stock must be held by the Bank.

Regulations Applicable to Westcorp Which May Affect Us

      Westcorp, by virtue of its ownership of the Bank, is a savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended, also known as HOLA. Westcorp is registered with the OTS as a savings and loan holding company. Therefore, it is subject to the OTS’ regulations, examination and reporting requirements. The OTS may take substantive action if it determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of any particular activity constitutes a serious risk to the financial safety, soundness or stability of that holding company’s subsidiary savings association.

      The OTS has oversight authority for all holding company affiliates, not just the Bank. The OTS may, as necessary, limit transactions between the Bank, Westcorp and the subsidiaries or affiliates of Westcorp or the

Bank, and limit any activities of Westcorp that might create a serious risk that the liabilities of Westcorp and its affiliates may be imposed on the Bank.

      Provisions of HOLA limit the type of activities and investments in which the savings association subsidiaries of a savings and loan holding company may participate if the investment and/or activity involves an affiliate of that savings association subsidiary. In addition, transactions between a savings association subsidiary or its subsidiary and an affiliate must be on terms that are at least as favorable to the bank or its subsidiary as are the terms of the transactions with unaffiliated companies.

      Savings association subsidiaries of holding companies must also comply with regulations regarding loans to executive officers, directors and principal shareholders. Loans secured by a first lien on an executive officer’s residence may be made without prior approval of the board of directors of the financial institution. As a matter of policy, the Bank does not make loans to executive officers, directors or principal shareholders.

Regulations Applicable to the Bank Which May Affect Us

The Home Owner’s Loan Act

      As an operating subsidiary, our investments are required to be consolidated with those of the Bank for purposes of determining whether the Bank, on a consolidated basis, is in full compliance with HOLA regulations, which limit certain of its activities to a percentage of its total consolidated assets. The HOLA regulations allow the Bank to invest up to 35% of its consolidated assets in consumer loans, commercial paper and qualifying corporate debt instruments; provided however, that all consumer loans in excess of 30% of the Bank’s consolidated assets must be made directly to the consumer by the Bank or its operating subsidiaries. Thus, not more than 30% of the Bank’s consolidated assets may be invested in contracts purchased from new and pre-owned automobile dealers or from other lenders. For the year ended December 31, 2002, we purchased contracts at an average rate of approximately $450 million per month. However, the Bank was able to remain in compliance with this regulatory limitation on its consolidated activities, as we securitized contracts worth approximately $6.9 billion during 2002. Our securitization activities are structured to enable the Bank to remove securitized automobile contracts from its balance sheet for regulatory purposes. As a result, securitized automobile contracts are not included in the calculation of the percentage of the Bank’s consolidated assets subject to either the 30% or 35% limitation on consumer loans. We intend to regularly securitize contracts to insure that the Bank will remain in compliance with this regulatory limitation on its consolidated activities. If we are unable to continue to securitize the automobile contracts we purchase, this regulatory limitation may force us to limit our acquisition of new automobile contracts, thereby adversely affecting our ability to remain a preferred source of financing for the dealers from whom we purchase automobile contracts. Any such limitation may also have a material adverse effect on our financial position, liquidity and results of operations.

Regulatory Capital Requirements

      HOLA mandates that the OTS promulgate capital regulations that include capital standards no less stringent than the capital standards applicable to national banks. Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. The Bank exceeded the current minimum requirements for core capital, tangible capital, tier 1 risk-based capital and total risk-based capital as of December 31, 2002 as more fully described below.

      HOLA and the OTS regulations require savings associations to maintain “core capital” in an amount not less than 3% of adjusted total assets. The Bank’s core capital ratio at December 31, 2002 was 6.43%. As of December 31, 2002, the Bank’s core capital was $729 million, exceeding the Bank’s regulatory requirement by $389 million.

      A savings association must maintain “tangible capital” in an amount not less than 1.5% of adjusted total assets. The Bank’s tangible capital is the same as its core capital as the Bank does not have intangible assets or other such assets that must be deducted from core capital to arrive at tangible capital. Therefore, at December 31, 2002, the Bank’s tangible capital ratio was also 6.43%. The Bank’s tangible capital at December 31, 2002 was $729 million, exceeding the applicable regulatory requirement by $559 million.

      In addition, the OTS has adopted a regulation pertaining to the capital treatment of recourse, direct credit substitutes and residual interests in asset securitizations. The regulation modifies the capital rules for residual interests arising upon the transfer of assets, including limiting the amount of residual interests that are credit-enhancing interest-only strips that may be included in calculating an institution’s capital. The new regulation requires all institutions to hold “dollar-for-dollar” capital against their total contractual exposure to loss resulting from residual interest assets arising from the transfer of assets accounted for as a sale. The regulation also requires that all residual interest assets which are credit-enhancing interest-only strips in excess of 25% of an institution’s tier 1 risk-based capital be deducted from capital.

      The regulation became effective on January 1, 2002 for any transaction that closed on or after that date. For transactions closed before that date, an institution can elect to have the regulation apply to those earlier transactions. The Bank elected to adopt the new regulation as of September 30, 2002. The amount of capital held against residual interests in asset securitizations and other recourse obligations at December 31, 2002 was $73.5 million.

      Since March 2002, we have structured our securitization transactions so that they are required to be accounted for as secured financings rather than as sales under Generally Accepted Accounting Principles, also known as GAAP. We do not record any residual interests on these securitizations. The new regulation applies only to residual interests arising from the transfer of assets accounted for as sales. Therefore, the new regulation will not cause any adverse capital effect on the Bank related to these securitizations. In the future, we do not anticipate that we will engage in any securitizations accounted for as sales under GAAP.

      The Bank’s total risk-weighted assets are determined by taking the sum of the products obtained by multiplying each of the Bank’s assets and certain off balance sheet items by a designated risk-weight. Four risk-weight categories (0%, 20%, 50% and 100%) exist for on balance sheet assets. Before a risk-weight category can be applied to a consolidated off balance sheet item, the item must be converted into a credit-equivalent amount by multiplying its face amount by one of four credit conversion factors (0%, 20%, 50% and 100%). As of December 31, 2002, the Bank’s total risk-weighted assets equaled $8.5 billion.

      Total risk-based capital, as defined by OTS regulations, is core capital plus supplementary capital less direct equity investments not permissible to national banks (subject to a phase-in schedule), reciprocal holdings of depository institution capital investments. Supplementary capital is comprised of permanent capital instruments not included in core capital, maturing capital instruments such as subordinated debentures, and general valuation loan and lease loss allowance. Supplementary capital is limited to 100% of core capital.

      The Bank is permitted to include subordinated debentures in its supplementary capital. At December 31, 2002, there were two issuances remaining, one with an outstanding balance excluding discounts and issuance costs of $108 million and an interest rate of 8.875% due in 2007 and a second with an outstanding balance excluding discounts and issuance costs of $300 million and an interest rate of 9.625% due in 2012. The first issuance is redeemable at our option, in whole or in part, on or after August 1, 2004, at 100% of the principal amount being redeemed plus accrued interest as of the date of redemption, and the second is redeemable on the same terms, on or after May 15, 2009. In addition, the 9.625% debentures may be redeemed in part prior to May 15, 2005, provided at least 65% of the debentures remain outstanding, the redemption is with the proceeds of and within 90 days of an equity issuance by the Bank and the redemption price is not less than 109.625%. Pursuant to the approval from the OTS to treat those debentures as supplementary capital, the total amount of debentures issued by the Bank that may be included as supplementary capital may not exceed the total amount of the Bank’s core capital. The amount of the 8.875% debentures that may be included as supplementary capital began to decrease at the rate of 20% of the amount originally outstanding per year, net of redemptions, on August 1, 2002. The 9.625% debentures will not begin to be phased out as supplementary capital until May 15, 2007. The Bank’s total risk-based capital at December 31, 2002 was $1.1 billion and its total risk-based capital ratio was 13.38%.

The Gramm-Leach-Bliley Act

      The Gramm-Leach-Bliley Act, or GLBA, permits insurance, banking and securities firms to be owned by a single owner. GLBA generally prohibits unitary savings and loan holding companies, like Westcorp, from being acquired by commercial companies. Westcorp is permitted under GLBA, however, to continue to engage in any business opportunities in which we had a right to engage prior to the enactment of GLBA. In short, GLBA does not have an effect on our business, and we do not expect that any of its provisions will have an adverse effect on our operations or our financial condition.

      GLBA also creates additional obligations on financial institutions, such as the Bank and its subsidiaries, regarding the safeguarding of nonpublic personal information of their customers and creates affirmative duties to advise customers as to what the financial institutions do with their customers’ nonpublic personal information. The privacy requirements of GLBA do not have a significant impact on the Bank or any of its subsidiaries, because the Bank and its subsidiaries have historically safeguarded the personal confidential information of their customers as required by other federal statutes.

Sarbanes-Oxley Act of 2002

      On July 30, 2002, President Bush signed into law corporate responsibility and accounting reform legislation known as the Sarbanes-Oxley Act of 2002, also known as the Sarbanes-Oxley Act. The Sarbanes-Oxley Act is primarily directed at public companies and companies that have a pending registration statement under the Securities Act of 1933. Under applicable OTS regulations, as the Bank has debentures outstanding registered with the OTS, the Sarbanes-Oxley Act is applicable to the Bank as well as to Westcorp and us. Parts of the Sarbanes-Oxley Act that are already effective include provisions that (i) require that periodic reports containing financial statements that are filed with the Securities and Exchange Commission, also known as the SEC, be accompanied by Chief Executive Officer and Chief Financial Officer certifications as to their accuracy and compliance with law; (ii) prohibit public companies, with certain limited exceptions, from making personal loans to their directors or executive officers; (iii) force company Chief Executive Officers and Chief Financial Officers to forfeit bonuses and profits if company financial statements are restated due to misconduct; (iv) require audit committees to pre-approve all audit and non-audit services provided by an issuer’s outside auditors, except for de minimis non-audit services; (v) protect employees of public companies who assist in investigations relating to violations of the federal securities laws from job discrimination; (vi) require companies to disclose in plain English on a “rapid and current basis” material changes to their financial condition or operations; (vii) require a public company’s Section 16 insiders to make Form 4 filings with the SEC within two business days following the day on which purchases or sales of the company’s equity securities were made; and (viii) increase penalties for existing crimes and create new criminal offenses. Compliance with other provisions will be required after implementing rules and regulations are adopted by the SEC and the newly created public company accounting oversight board authorized by the Sarbanes-Oxley Act. While we expect to incur additional expenses in complying with the requirements of the Sarbanes-Oxley Act and the regulations adopted by the SEC, we do not anticipate that those expenses will have a material effect on our results of operations or financial condition.

Interagency Guidance Statement Regarding Asset-Backed Securitization

      The OTS, in conjunction with other federal banking regulatory agencies, issued a guidance statement regarding asset securitization activities of banks and savings associations which applies to the Bank and to us as an operating subsidiary. The guidance generally provides that institutions engaged in asset securitization activities should ensure that sufficient capital is held to support the risks associated with those activities, that valuations are reasonable, conservative and supported and that appropriate management oversight and reporting is accomplished with respect to the institution’s asset securitization activities. We, as an operating subsidiary of the Bank, believe that our securitization activities are in compliance with the guidance provisions.

Interagency Guidance Statement Regarding Sub-prime Lending Programs

      The OTS, along with other agencies, has adopted guidance pertaining to sub-prime lending programs. Pursuant to the guidance, lending programs that provide credit to borrowers whose credit histories reflect specified negative characteristics, such as bankruptcies or payment delinquencies, are deemed to be sub-prime lending programs. Pursuant to the guidance, examiners may require that an institution with a sub-prime lending program hold additional capital which ranges from one and one-half to three times the normal capital required for similar loans made to borrowers who are not sub-prime borrowers, although institutions whose sub-prime loans are well secured and well managed may not be required to hold additional capital.

      To the extent that the guidance, as implemented, requires the Bank to raise and continue to maintain higher levels of capital, our ability to originate, service and securitize new and pre-owned contracts, especially as to which the borrower is determined to be a sub-prime borrower, may be adversely affected. Any changes to regulations that would negatively impact us may require us to curtail our contract purchasing activities or change the relative percentage of types of contracts we originate, either of which could have a material adverse effect on our financial position, liquidity and results of operations.

Taxation

Federal Income Taxes

      We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp, the holding company parent of the Bank. We file other state returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with our tax sharing agreement based on the relative taxable income or loss of each entity on a stand-alone basis.

      We, as part of Westcorp’s consolidated federal tax return, are under examination by the Internal Revenue Service for the tax years ended December 31, 1997 through 1999. We do not anticipate any significant changes based upon these examinations.

California Franchise Tax and Other State Provisions

      At the end of 2002, we had a tax presence in approximately 37 states. However, we expect that over 50% of the activity of the group and the resulting income will be taxed as California source income, with the remaining amounts apportioned or allocated outside California.

      The California franchise tax applicable to financial corporations is higher than the rate of tax applicable to non-financial corporations because it includes an amount “in lieu” of local personal property and business license taxes paid by non-financial corporations, but not generally paid by financial institutions. For taxable years ending on or after December 31, 1995, the tax rate for a financial corporation is equal to the tax rate on a regular corporation plus 2%. For income years beginning after January 1, 1997, the California regular corporate tax rate is 8.84% and the financial corporation tax rate is 10.84%.

      Prior to 2002 under California law, a financial corporation could determine its bad debt deduction using one of two methods. The first method allowed a deduction for debts that became wholly or partially worthless during the tax year, i.e., the specific chargeoff method. The second method allowed a reasonable addition to a reserve to be deducted. During 2002, California enacted legislation that eliminated the use of the reserve method for financial corporations. As of the first tax year beginning on or after January 1, 2002, only debts which become worthless during the period may be deducted. In the first year of the change in accounting method, 50% or $57 million of the ending reserve prior to the change will be included in California taxable income. The remaining 50% of the reserve is not required to be recaptured into income and represents a permanent difference between GAAP and California tax accounting. The deferred tax liability related to this permanent difference has been eliminated from the balance sheet and the current year state tax expense reduced accordingly.

      We compute our taxable income for California purposes on a unitary basis, or as if we were one business unit, and file one combined California franchise tax return with Westcorp and its other subsidiaries. We, as part of that combined return, are under examination by the California Franchise Tax Board and various other state taxing authorities for tax years 1998 through 2001. We do not anticipate any significant changes based upon these examinations.

Subsidiaries

      The following subsidiaries are included in our Consolidated Financial Statements.

WFS Financial Auto Loans, Inc.

      WFAL is our wholly owned, Nevada based, limited purpose operating subsidiary. WFAL was organized primarily for the purpose of purchasing contracts that we originate and securitizing them in the asset-backed securities market. All sales to securitization trusts directly from WFAL are treated as sales for accounting purposes. WFAL has not purchased any automobile contracts since March 2000.

WFS Financial Auto Loans 2, Inc.

      WFAL2 is our wholly owned, Nevada based, limited purpose operating subsidiary. WFAL2 purchases contracts that are then used as collateral for its reinvestment contract activities. See “Transactions with Related Parties — Reinvestment Contracts.”

WFS Investments, Inc.

      WFS Investments, Inc., also known as WFSII, is our wholly owned, California based, limited purpose operating subsidiary. WFSII was incorporated for the purpose of purchasing limited ownership interests in owner trusts in connection with securitization transactions. WFSII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose.

WFS Funding, Inc.

      WFS Funding, Inc., also known as WFSFI, is our wholly owned, Nevada based, limited purpose service corporation subsidiary. WFSFI was incorporated for the purpose of providing conduit financings. WFSFI completed a $775 million and a $650 million conduit financing transaction during January 2002 and December 2001, respectively. Both of these conduit financing transactions were paid off as of December 31, 2002.

WFS Receivables Corporation

      WFS Receivables Corporation, also known as WFSRC, is our wholly owned, Nevada based, limited purpose service corporation subsidiary. WFSRC was incorporated for the purpose of purchasing contracts that we originate and securitizing them in the asset-backed securities market. Securitizations originated by WFSRC are guaranteed under a financial guaranty insurance policy issued by an unaffiliated third-party company. Securitization transactions in which contracts are sold through WFSRC are treated as secured financings for accounting purpose. At December 31, 2002, WFSRC had $6.3 billion in notes payable on automobile secured financing outstanding.

WFS Receivables Corporation 3

      WFS Receivables Corporation 3, also known as WFSRC3, is our wholly owned, Nevada based, limited purpose service corporation subsidiary. WFSRC3 was organized for the purpose of purchasing contracts that we originate and securitizing them in the asset-backed securities market. Securitizations originated by WFSRC3 include senior notes which are credit enhanced through the issuance of subordinated notes. Securitization transactions in which contracts are sold through WFSRC3 are treated as secured financings for accounting purposes. At December 31, 2002, WFSRC3 had $1.1 billion in notes payable on automobile secured financing outstanding.

WFS Web Investments

      WFS Web Investments, also known as WFSWEB, is our wholly owned, California based, limited purpose service corporation subsidiary. WFSWEB was incorporated for the purpose of investing in an Internet service company called DealerTrack. Our investment in DealerTrack provides us with the unique opportunity of being involved with a company that provides a business-to-business Internet portal, specifically designed for the indirect automobile lending market. Currently, over half of our applications are received through DealerTrack.

Associates

      At December 31, 2002, we had 2,100 full-time and 67 part-time associates. None of our associates are represented by a collective bargaining unit or union. We believe that we have good relations with our associates.

Item 2. Properties

      At December 31, 2002, we owned one property in Texas. Additionally, we leased 40 properties at various locations in various states.

      Our executive offices are located at 23 Pasteur, Irvine, California and are leased from the Bank. The remaining leased properties are used as automobile lending regional business centers and other operating centers. At December 31, 2002, the net book value of property and leasehold improvements was approximately $16.7 million. We leased space at one location during 2002 from a company controlled by the Chairman of the Board of our company and majority shareholder of Westcorp.

Item 3. Legal Proceedings

      We or our subsidiaries are involved as parties to certain legal proceedings incidental to our businesses, including Chiquita Lee, et al. v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (a putative class action raising claims under the Equal Credit Opportunity Act) and other consumer class action lawsuits. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range by Quarter

      Our common stock has been publicly traded since August 8, 1995 on the Nasdaq National Market® under the symbol WFSI. The following table illustrates the high and low sale prices by quarter in 2002 and 2001 as reported by Nasdaq, which prices are believed to represent actual transactions:

	2002		2001

	High	Low	High	Low

First Quarter	$25.62	$18.36	$21.29	$17.06
Second Quarter	31.77	23.95	30.14	15.55
Third Quarter	26.32	16.90	31.76	14.89
Fourth Quarter	21.25	16.26	26.83	15.63

      We had 1,016 shareholders of our common stock at March 11, 2003. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

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

      The following table presents summary audited financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	At or For the Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net interest income	$470,937	$313,006	$183,542	$99,229	$64,978
Servicing income	119,302	130,826	170,919	140,780	76,110
Gain on sale of contracts		6,741	13,723	54,977	25,438

Total revenues	590,239	450,573	368,184	294,986	166,526
Provision for credit losses	249,093	144,130	68,962	36,578	15,146
Operating expenses	212,904	205,292	188,634	173,453	165,042
Restructuring charge(1)					15,000

Total expenses	461,997	349,422	257,596	210,031	195,188

Income (loss) before income tax (benefit)	128,242	101,151	110,588	84,955	(28,662)
Income tax (benefit)	46,152	39,503	44,216	35,580	(12,095)

Net income (loss)	$82,090	$61,648	$66,372	$49,375	$(16,567)

Net income (loss) per common share — diluted	$2.05	$1.90	$2.35	$1.91	$(0.64)

Consolidated Statements of Financial Condition Data:
Contracts receivable, net	$7,729,913	$5,083,891	$2,978,167	$1,459,035	$884,825
Retained interest in securitized assets		37,392	111,558	167,277	171,230
Total assets	8,789,703	5,490,757	3,575,137	2,130,927	1,444,340
Lines of credit — parent	62,048	421,175	235,984	551,189	554,836
Notes payable — parent	408,010	67,500	146,219	178,908	160,000
Notes payable on automobile secured financing	7,323,180	4,005,925	2,249,363	461,104
Total shareholders’ equity	634,532	465,293	317,205	212,188	164,341
Other Selected Financial Data:
Prime contract purchases	$4,346,212	$3,675,351	$2,900,960	$2,313,573	$1,808,013
Non-prime contract purchases	1,069,522	1,187,928	1,318,267	1,026,573	862,683

Total contract purchases	$5,415,734	$4,863,279	$4,219,227	$3,340,146	$2,670,696

Contracts sold or securitized(2)	$6,925,000	$4,220,000	$4,590,000	$3,000,000	$1,885,000
Operating cash flows(3)	$233,635	$171,825	$145,913	$101,702	$16,521
Operating expenses as a percentage of average managed contracts	2.4%	2.7%	3.1%	3.6%	4.1%
Number of states in which contracts were purchased	44	43	43	43	42
Number of dealers from which contracts were purchased	7,807	7,598	8,545	8,722	11,323

	At or For the Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share amounts)
Servicing Data:
Contracts managed at end of period	$9,389,974	$8,152,882	$6,818,182	$5,354,385	$4,367,099
Average contracts managed during the period	$8,845,635	$7,576,681	$6,076,814	$4,840,363	$4,006,185
Contracts delinquent 30 days or greater as a percentage of amount of contracts outstanding at end of period(4)	3.50%	3.72%	3.18%	2.84%	3.64%
Net chargeoffs as a percentage of the average amount of contracts outstanding during the period(4)	2.77%	2.27%	1.91%	2.13%	3.42%

(1)	Information for 1998 includes a one-time restructuring charge of $15.0 million, including $1.8 million for employee severance and $13.2 million for lease termination fees and the write-off of disposed assets.

(2)	Information for 2002, 2001 and 1999 includes $775 million, $650 million and $500 million, respectively, of contracts securitized in a privately placed conduit facility.

(3)	Operating cash flows are defined as cash flows from securitizations, net interest margin on owned contracts and other fee income less dealer participation and operating costs.

(4)	Includes delinquency and loss information relating to contracts that were sold, but which were originated and are managed by us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Asset Quality.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

Overview

      Our primary sources of revenue are net interest income and servicing income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. The primary components of servicing income include late charges and other collection related fee income on managed contracts, retained interest income or expense, and contractual specified servicing income on contracts in securitization transactions treated as sales for accounting purposes and whole loan sales. The primary components of operating expenses are salaries, credit and collection expenses and data processing costs.

Critical Accounting Policies

      Management believes critical accounting policies are important to the portrayal of our financial condition and results of operations. Critical accounting policies require difficult and complex judgments because they rely on estimates about the effect of matters that are inherently uncertain due to the impact of changing market conditions. The following is a summary of accounting policies we consider critical.

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

      For securitization transactions treated as sales, we recorded a non-cash gain equal to the present value of the estimated future cash flows on a cash out basis, net of the write-off of dealer participation and gains or losses on hedges. We determined whether or not we must record a servicing asset or liability by estimating future servicing revenues, including servicing fees, late charges, other ancillary income and float benefit, less the actual cost to service the loans.

      In determining the fair value of our retained interest in securitized assets, also known as RISA, we evaluated the cost basis of contracts relative to the fair value of such contracts and the fair value of the RISA recorded. The RISA was capitalized and amortized over the expected life of the underlying contracts. Net interest income and servicing fees earned on these contracts are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and fee income. The amortization of the RISA is calculated so as to recognize retained interest income on an effective yield basis. These amounts are reported as servicing income on our Consolidated Statements of Income.

      RISA is classified in a manner similar to available for sale securities and as such was marked to market each quarter. Market value changes were calculated by discounting estimated future cash flows using the current market discount rate. Any changes in the market value of the RISA were reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. On a quarterly basis, we evaluated the carrying value of the RISA in light of the actual performance of the underlying contracts and made adjustments to reduce the carrying value, if appropriate.

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

Allowance for Credit Losses

      Management determines the amount of the allowance for credit losses based on a review of various quantitative and qualitative analyses. Quantitative analyses include the review of chargeoff trends by contract program and contract type on an owned and managed basis, analysis of cumulative losses on both a managed and sold basis and evaluation of credit loss experience by credit tier and geographic location. Other quantitative analyses include the evaluation of the size of any particular asset group, the concentration of any credit tier, the level of nonperformance and the percentage of delinquency.

      Qualitative analyses include trends in chargeoffs over various time periods and at various statistical midpoints and high points, the severity of depreciated values of repossessions, trends in the number of days repossessions are held in inventory, trends in the number of contract modifications, trends in delinquency roll rates, trends in deficiency balance collections both internally and from collection agencies, trends in custom scores and the effectiveness of our custom scores and trends in the economy generally or in specific geographic locations. Despite these analyses, we recognize that establishing allowance for credit losses is not an exact science and can be highly judgmental in nature.

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

Derivatives and Hedging Activities

      The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements prior to closing the transaction. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the securitization transaction is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the transaction is treated as a secured financing.

      If we issue certain variable rate notes payable in connection with our securitization activities, we may also enter into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

      We also enter into interest rate swap agreements or other derivatives that do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, also known as SFAS No. 133, or that we choose not to designate as hedges. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives is recorded to noninterest income each month. Any income or expense recognized on such derivatives is recognized as miscellaneous noninterest income or expense.

Results of Operations

Net Interest Income

      Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $471 million, $313 million and $184 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in net interest income in 2002 is primarily the result of us holding a greater percentage of contracts on balance sheet as we utilized the liquidity sources provided by our parent and completed public securitizations totaling approximately $6.2 billion and a conduit financing totaling $775 million that were accounted for as secured financings.

      Our decision to account for our securitizations as secured financings by changing the structure of our securitizations was based upon a business philosophy that focuses on presenting high quality, cash-based earnings and maintaining a conservative, well-capitalized balance sheet. In order to defeat sale treatment, some of our securitization transactions include a provision that provides us with the right to repurchase contracts at our option. The percentage of contracts that we could repurchase was increased from 10% to 20% as of March 2000. Other securitization transactions allow the trust to invest in other financial assets. We believe that a presentation in which assets and liabilities remain on the balance sheet for securitization transactions treated as secured financings provides a better understanding of our business and the inherent risks associated with our securitizations. In addition, by accounting for our securitizations as secured financings we no longer record a retained interest asset upon completion of each securitization, the valuation of which is based upon subjective assumptions.

      The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Year Ended December 31,

	2002			2001			2000

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

				(Dollars in thousands)
Interest earning assets:
Contracts receivable	$6,593,267	$809,663	12.28%	$3,937,902	$539,118	13.69%	$2,152,794	$308,722	14.34%
Investment securities	607,504	10,786	1.78	163,646	6,664	4.07	94,582	5,398	5.71

Total interest earning assets	7,200,771	820,449	11.39%	4,101,548	545,782	13.31%	2,247,376	314,120	13.98%
Noninterest earning assets:
Amounts due from trusts	133,973			217,974			346,009
Retained interest in securitized assets	15,888			79,832			141,724
Premises and equipment, net	32,273			36,144			37,816
Other assets	271,761			218,263			121,720
Less: allowance for credit losses	167,775			87,672			48,525

Total	$7,486,891			$4,566,089			$2,846,120

Interest bearing liabilities:
Lines of credit — parent	$111,382	3,049	2.74%	$201,744	8,930	4.43%	$541,579	37,711	6.96%
Notes payable — parent	335,811	32,751	9.75	112,854	10,529	9.33	155,888	14,238	9.13
Notes payable on automobile secured financing	5,933,992	313,712	5.29	3,137,000	213,317	6.80	1,081,006	78,629	7.27

Total interest bearing liabilities	6,381,185	349,512	5.48%	3,451,598	232,776	6.74%	1,778,473	130,578	7.34%
Noninterest bearing liabilities:
Amounts held on behalf of trustee	444,616			593,710			670,063
Other liabilities	126,400			85,139			117,480
Shareholders’ equity	534,690			435,642			280,104

Total	$7,486,891			$4,566,089			$2,846,120

Net interest income and interest rate spread		$470,937	5.91%		$313,006	6.57%		$183,542	6.64%

Net yield on average interest earning assets			6.54%			7.63%			8.17%

      The total interest spread decreased 66 basis points for 2002 compared with 2001 due to a decrease of 192 basis points in the yield on interest earning assets and a decrease in the cost of funds of 126 basis points. The total interest rate spread decreased 7 basis points in 2001 compared with 2000 due to a decrease in the yield on interest earning assets of 67 basis points and a decrease in the cost of funds of 60 basis points. The decrease in the yield on interest earning assets is primarily due to our shift to originating a higher percentage of prime credit quality contracts originated and a lower interest rate environment. The decrease in the cost of funds in 2002 and 2001 is primarily due to a lower interest rate environment.

      The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	2002 Compared to 2001(1)			2001 Compared to 2000(1)

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Contracts receivable	$331,031	$(60,486)	$270,545	$244,990	$(14,594)	$230,396
Investment securities	9,621	(5,499)	4,122	3,135	(1,869)	1,266

Total interest earning assets	$340,652	$(65,985)	$274,667	$248,125	$(16,463)	$231,662

Interest expense:
Lines of credit — parent	$(3,176)	$(2,705)	$(5,881)	$(18,224)	$(10,557)	$(28,781)
Notes payable — parent	21,727	495	22,222	(4,014)	305	(3,709)
Notes payable on automobile secured financing	156,225	(55,830)	100,395	140,088	(5,400)	134,688

Total interest bearing liabilities	$174,776	$(58,040)	$116,736	$117,850	$(15,652)	$102,198

Net change in net interest income			$157,931			$129,464

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances. If there is no balance in the previous year, the total change is allocated to volume.

Servicing Income

      Since the first quarter of 2000, we have not completed a securitization that has been accounted for as a sale. For transactions treated as sales prior to April 2000, we recorded a non-cash gain equal to the present value of the estimated future cash flows from the portfolio of contracts sold less the write-off of dealer participation balances and the effect of hedging activities. For these securitizations, net interest earned on the contracts sold are recognized over the life of the transactions as contractual servicing income and retained interest income or expense.

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

      The components of servicing income were as follows:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Fee income	$87,277	$72,820	$61,772
Contractual servicing income	61,830	85,845	57,718
Retained interest (expense) income, net of RISA amortization	(29,805)	(27,839)	51,429

Total servicing income	$119,302	$130,826	$170,919

      Servicing income decreased primarily as a result of decreases in contractual servicing income and higher retained interest expense, offset by increases in other fee income.

      Fee income consists primarily of documentation fees, late charges and deferment fees on our managed portfolio, including contracts securitized in transactions accounted for as sales and secured financings, as well as contracts sold in whole loan sales and contracts not securitized. The increase in fee income is due to the growth in our average managed portfolio to $8.8 billion in 2002 from $7.6 billion in 2001 and $6.1 billion in 2000.

      Contractual servicing income earned by us from Westcorp relating to the whole loan sales totaled approximately $51.1 million, $62.8 million and $16.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. According to the terms of each securitization, contractual servicing income is generally earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. For accounting purposes, this income is only recognized on contracts sold through securitizations treated as sales. Contractual servicing income earned by us relating to sales to securitization trusts totaled approximately $10.7 million, $23.0 million and $41.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease from 2001 to 2002 was a result of the decrease in the average balance of the sold portfolio.

      Retained interest expense totaled $29.8 million for the year ended December 31, 2002, compared with retained interest expense of $27.8 million and retained interest income $51.4 million for each of the years ended December 31, 2001 and 2000, respectively. For accounting purposes, this income or expense is only recognized on contracts sold through securitizations treated as sales. Retained interest income or expense is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio. The retained interest expense recognized in 2002 is the result of higher chargeoff experience on our sold portfolio as well as revised estimates of future chargeoffs due to continued slowing in the economy. Net chargeoffs on the sold portfolio decreased to $30.4 million in 2002 from $50.4 million in 2001 and $75.5 million in 2000. The outstanding sold portfolio had a weighted average gross interest rate spread of 6.71% in 2002 compared with 6.97% and 7.38% in 2001 and 2000, respectively. The average balance of the sold portfolio, excluding the loans sold in the whole loan sale on which we do not recognize retained interest income, was $840 million in 2002 compared with $1.8 billion in 2001 and $3.4 billion in 2000.

Gain on Sale of Contracts

      The following table sets forth our contract sales and securitizations and related gains on sales:

	For the Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Contract sales and secured financings:
Whole loan sales to Westcorp(1)		$1,370,000	$1,390,000
Sales to securitization trusts			660,000	$2,500,000	$1,885,000

Total sales		1,370,000	2,050,000	2,500,000	1,885,000
Secured financings(2)	$6,925,000	2,850,000	2,540,000	500,000

Total secured financings and sales	$6,925,000	$4,220,000	$4,590,000	$3,000,000	$1,885,000

Gain on sale of contracts(3):
Non-cash gain on sale			$7,719	$54,977	$25,438
Cash gain on sale		$6,741	6,004

Total gain on sale		$6,741	$13,723	$54,977	$25,438

Hedge gain (loss) included in gain on sale of contracts:
Non-cash gain on sale			$5,300	$11,051	$(8,580)
Cash gain on sale		$(6,700)	(5,000)

Total hedge gain (loss) included in gain on sale		$(6,700)	$300	$11,051	$(8,580)

Gain on sale of contracts as a percent of total revenues:
Non-cash gain on sale			2.10%	18.64%	15.28%
Cash gain on sale		1.50%	1.63%

(1)	Amounts represent whole loan sales to Westcorp. Westcorp then securitized such contracts.

(2)	Information for 2002, 2001 and 1999 includes $775 million, $650 million, and $500 million, respectively, of contracts securitized in a privately placed conduit facility.

(3)	Net of the write-off of outstanding dealer participation balances and the effect of hedging activities.

      The following table lists each of our public securitizations. All securitizations prior to 1998-B were paid in full on or before their contractual maturity dates.

Securitizations

				Remaining			Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	December 31, 2002	Original Balance	Average APR	Securitization Rate	Spread(1)

(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	$30,398	4.61%	14.68	6.06	8.62
1998-C	November, 1998	700,000	50,381	7.20	14.42	5.81	8.61
1999-A	January, 1999	1,000,000	96,552	9.66	14.42	5.70	8.72
1999-B	July, 1999	1,000,000	162,087	16.21	14.62	6.36	8.26
1999-C	November, 1999	500,000	108,805	21.76	14.77	7.01	7.76
2000-A	March, 2000	1,200,000	294,664	24.56	14.66	7.28	7.38
2000-B	May, 2000	1,000,000	274,923	27.49	14.84	7.78	7.06
2000-C	August, 2000	1,390,000	473,976	34.10	15.04	7.32	7.72
2000-D	November, 2000	1,000,000	416,366	41.64	15.20	6.94	8.26
2001-A	January, 2001	1,000,000	458,549	45.85	14.87	5.77	9.10
2001-B	May, 2001	1,370,000	651,944	47.59	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	697,633	58.14	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	1,370,605	76.14	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	1,506,738	86.10	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	1,139,684	91.17	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	1,350,000	100.00	12.18	2.66	9.52
2003-1(2)	February, 2003	1,343,250			11.79	2.42	9.37

	Total	$30,064,680	$9,083,305

(1)	Represents the difference between the original weighted average annual percentage rate, also known as APR, and the estimated weighted average securitization rate on the closing date of the securitization.

(2)	The 2003-1 securitization closed on February 27, 2003.

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

      The provision for credit losses was $249 million, $144 million and $69.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net chargeoffs were $158 million, $79.0 million and $34.3 million for the same respective periods. The increase in the provision for credit losses is the result of a greater amount of contracts held on balance sheet as well as higher credit losses due to slowing in the economy.

Operating Expenses

      Operating expenses totaled $213 million, $205 million and $189 million for the years ended December 31, 2002, 2001 and 2000, respectively. Operating expenses as a percentage of total revenues were 36% in 2002 compared with 46% in 2001 and 51% in 2000. Operating expenses as a percentage of average managed contracts declined to 2.4% in 2002 compared with 2.7% in 2001 and 3.1% in 2000 as the result of operating efficiencies achieved through the centralization and automation of certain processes as well as the deployment of new technologies.

      The efficiencies realized include increasing the conversion ratios on contracts purchased through dealer education, automating the loan application and underwriting system, increasing the percentage of applications received via the Internet, outsourcing the data entry process, centralizing the verification process, and implementing proprietary credit scorecards and electronic funds transfers for our dealers. Operating efficiencies also include implementing automated dialers, centralizing and upgrading payment processing and asset recovery processes, upgrading toll free lines for customer service and interactive voice response technology, implementing direct debit for our borrowers, imaging for record retention and retrieval, and implementing a new behavioral scoring collection system.

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

Income Taxes

      We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was approximately 36% in 2002 compared with 39% in 2001 and 40% in 2000, respectively. The decrease in the effective tax rate is a result of a one-time benefit of new legislation enacted by the State of California which eliminated the use of the reserve method of accounting for bad debts for large banks and financial corporations for taxable income purposes. In the first year of this change, 50% of the ending reserve amount deducted from taxable income in prior periods will be included in the current year California taxable income. The remaining 50% of the reserve is not required to be recaptured into income but rather represents a permanent difference between GAAP and California tax accounting. The deferred tax liability related to this permanent difference has been eliminated from our balance sheet and the current year state income tax provision has been reduced accordingly. See “Business — Transactions with Related Parties — Tax Sharing Agreement.”

Pro Forma Portfolio Basis Statements of Income

      During the first quarter of 2000, we changed the structure of our securitizations so that they would no longer be accounted for as sales but rather recorded as secured financings. This decision is consistent with our business strategy to record high quality earnings and to maintain a conservative, well-capitalized balance sheet. If treated as secured financings, no gain on sale or subsequent contractual servicing and retained interest income or expense is recognized. Instead, the earnings of the contracts in the trust, including servicing fees, and the related financing costs are reflected over the life of the underlying pool of contracts as net interest income. Additionally, no RISA is recorded on the balance sheet, which must be written off over the life of a securitization. This asset is subject to impairment if assumptions made about the performance of a securitization are not realized.

      Since 2000, our securitizations that were recorded as sales have matured and an increasing percentage of securitized contracts are represented by securitizations that are accounted for as secured financings. During the transitory period, we have presented pro forma portfolio basis statements of income that present our results under the assumption that all our outstanding securitizations and whole loan sales to Westcorp are treated as secured financings rather than as sales. These statements provided a method by which to gauge our year to year performance while we made this transition. Effective the first quarter of 2003, we will discontinue presenting portfolio basis earnings since we have completed our transition to treating securitization transactions as secured financings rather than sales for accounting purposes and have fully amortized our residual interest assets.

      The growth in our portfolio basis earnings reflects the growth in our managed contract portfolio to $9.4 billion at December 31, 2002, compared with $8.2 billion and $6.8 billion at December 31, 2001 and 2000, respectively. We monitor the periodic portfolio basis earnings of our managed contract portfolio and believe these portfolio basis statements assist in better understanding our business.

      The following tables present the portfolio basis statements of income, portfolio yields and reconciliation to net income as reflected in our Consolidated Statements of Income:

Portfolio Basis Statements of Income

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands,
	except per share amounts)
Interest income	$1,107,607	$1,010,104	$817,072
Interest expense	514,055	494,859	409,051

Net interest income	593,552	515,245	408,021
Net chargeoffs(1)	244,789	172,208	116,224
Provision for growth(2)	23,532	19,088	23,416

Provision for credit losses	268,321	191,296	139,640

Net interest income after provision for credit losses	325,231	323,949	268,381
Other income	89,185	72,712	61,771
Operating expenses	213,762	207,771	190,328

Income before income tax	200,654	188,890	139,824
Income tax(3)	74,588	73,211	55,803

Portfolio basis net income	$126,066	$115,679	$84,021

Portfolio basis net income per common share — diluted	$3.15	$3.57	$2.97

(1)	Represents actual chargeoffs incurred during the period, net of recoveries.

(2)	Represents additional allowance for credit losses that would be set aside due to an increase in the managed contract portfolio.

(3)	Such tax effect is based upon our tax rate for the respective period.

Portfolio Basis Yields

	For the Year Ended December 31,

	2002(1)	2001(1)	2000(1)

	(Dollars in thousands)
Interest income	12.5%	13.3%	13.5%
Interest expense	5.8	6.5	6.7

Net interest income	6.7	6.8	6.8
Net chargeoffs	2.8	2.3	1.9
Provision for growth	0.2	0.2	0.4

Provision for credit losses	3.0	2.5	2.3

Net interest income after provision for credit losses	3.7	4.3	4.5
Other income	1.0	1.0	1.0
Operating expenses	2.4	2.8	3.2

Income before income tax	2.3	2.5	2.3
Income tax	0.9	1.0	0.9

Portfolio basis net income	1.4%	1.5%	1.4%

Average managed contracts	$8,845,635	$7,576,681	$6,076,814

(1)	Rates are calculated by dividing amounts by average managed contracts for the respective periods.

Reconciliation of GAAP Basis Net Income

to Portfolio Basis Net Income

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
GAAP basis net income	$82,090	$61,648	$66,372
Portfolio basis adjustments:
Gain on sale of contracts		(6,741)	(13,723)
Retained interest expense (income)	29,805	27,839	(51,429)
Contractual servicing income	(61,830)	(85,845)	(57,718)
Net interest income	122,615	202,239	224,243
Provision for credit losses	(19,228)	(47,166)	(70,677)
Operating expenses	1,050	(2,587)	(1,460)

Total portfolio basis adjustments	72,412	87,739	29,236
Net tax effect(1)	28,436	33,708	11,587

Portfolio basis net income	$126,066	$115,679	$84,021

(1)	Such tax is based on our tax rate for the respective period.

Financial Condition

Overview

      We originated $5.4 billion and $4.9 billion of contracts for the years ended December 31, 2002 and 2001, respectively. As a result of higher contract originations, our portfolio of managed contracts reached $9.4 billion at December 31, 2002, up from $8.2 billion at December 31, 2001.

Amounts Due from Trusts

      The excess cash flows generated by contracts sold to each of the securitization trusts are deposited into spread accounts in the name of the trustee under the terms of the securitizations. In addition, at the time a securitization closes, the Bank advances additional monies to our subsidiary that originated the securitization trust to initially fund these spread accounts. As these spread accounts reach the balances required by the trust, excess amounts are released to us and are used to pay down these amounts. The amounts due from trusts represent initial advances made to spread accounts and excess cash flows that are still under obligation to be held in the spread accounts for transactions treated as sales. The amounts due from trusts at December 31, 2002 was $101 million compared with $185 million at December 31, 2001. The decrease is the result of a reduction in the outstanding amount of securitizations treated as sales for accounting purposes. Amounts due from trusts is expected to continue to decline in 2003.

Retained Interest in Securitized Assets

      None of our securitization transactions in 2002 or 2001 were treated as sales. Therefore, we did not record any retained interest in securitized assets.

      The following table sets forth the components of the RISA:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Balance at beginning of period	$37,392	$111,558	$167,277
Additions			19,240
Amortization	(36,461)	(75,546)	(75,958)
Change in unrealized gain/loss on RISA(1)	(931)	1,380	999

Balance at end of period(2)	$0	$37,392	$111,558

(1)	The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are other than temporary in nature and impact the value of the RISA. Such other than temporary differences are immediately recognized in income as a component of retained interest income or expense.

(2)	There were no restrictions on the RISA.

      The following table summarizes certain cash flows received from and paid to securitization trusts on securitizations treated as sales and on whole loan sales:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Proceeds		$1,370,000	$2,050,000
Excess cash flows from trust	$6,656	47,357	127,294
Servicing fees received	61,830	85,845	57,718
Servicing advances	34,317	26,191	39,097
Repayments on servicing advances	27,194	28,222	49,825

      The balance of contracts 30 days or more delinquent included in such securitization trusts totaled $93.7 million and $144 million at December 31, 2002 and 2001, respectively. Net chargeoffs for these securitization trusts totaled $87.0 million, $93.2 million and $81.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Asset Quality

Overview

      We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances. See “Business — Operations.”

      At December 31, 2002, the percentage of managed accounts delinquent 30 days or greater was 3.50% compared with 3.72% at December 31, 2001 and 3.18% at December 31, 2000. We calculate delinquency based on the contractual due date. Net chargeoffs on average contracts outstanding for the year ended December 31, 2002 were 2.77% compared with 2.27% and 1.91% for the years ended December 31, 2001 and 2000, respectively. The increase in delinquency and credit loss experience is a result of a slowing economy.

      The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and contracts that have been sold and/or securitized but are managed by us:

	December 31,

	2002		2001		2000

	Amount	Percentage	Amount	Percentage	Amount	Percentage

			(Dollars in thousands)
Contracts managed	$9,389,974		$8,152,882		$6,818,182

Period of delinquency:
30 — 59 days	$238,204	2.54%	$217,873	2.67%	$157,843	2.32%
60 days or more	90,291	0.96	85,290	1.05	59,166	0.86

Total contracts delinquent and delinquencies as a percentage of contracts managed	$328,495	3.50%	$303,163	3.72%	$217,009	3.18%

      The following table sets forth information with respect to repossessions in our portfolio of contracts managed:

	December 31,

	2002		2001		2000

	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount

	(Dollars in thousands)
Contracts managed	757,269	$9,389,974	690,401	$8,152,882	616,011	$6,818,182

Repossessed vehicles	2,375	$16,433	1,168	$7,553	946	$6,199

Repossessed assets as a percentage of number and amount of contracts outstanding	0.31%	0.18%	0.17%	0.09%	0.15%	0.09%

      The following table sets forth information with respect to actual credit loss experience on our portfolio of contracts managed:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Contracts managed at end of period	$9,389,974	$8,152,882	$6,818,182

Average contracts managed during period	$8,845,635	$7,576,681	$6,076,814

Gross chargeoffs	$327,161	$236,834	$165,937
Recoveries	82,372	64,626	49,697

Net chargeoffs	$244,789	$172,208	$116,240

Net chargeoffs as a percentage of average contracts managed during period	2.77%	2.27%	1.91%

      Cumulative static pool losses are another means of analyzing contract quality. The cumulative static pool loss ratio of a securitization is the cumulative amount of losses actually recognized, net of recoveries, as to the contracts securitized, up to and including a given month, divided by the original principal balance of the contracts in that securitization. The following table sets forth the cumulative static pool loss ratios by month for all outstanding securitized pools:

Cumulative Static Pool Loss Curves

At December 31, 2002

Period(1)	1998-B	1998-C	1999-A	1999-B	1999-C	2000-A	2000-B	2000-C(3)	2000-D	2001-A	2001-B(3)	2001-C	2002-1	2002-2	2002-3	2002-4

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.02	0.04	0.04	0.04	0.02	0.03	0.02	0.04	0.04	0.03	0.03	0.04	0.01	0.00	0.02	0.02
3	0.08	0.11	0.11	0.11	0.10	0.10	0.09	0.13	0.11	0.09	0.10	0.09	0.06	0.03	0.06
4	0.18	0.23	0.20	0.26	0.25	0.20	0.24	0.27	0.24	0.20	0.21	0.20	0.15	0.10	0.14
5	0.38	0.39	0.33	0.47	0.40	0.36	0.39	0.46	0.39	0.33	0.33	0.35	0.29	0.18	0.27
6	0.59	0.50	0.46	0.66	0.56	0.55	0.59	0.65	0.54	0.50	0.50	0.49	0.43	0.32
7	0.83	0.61	0.62	0.87	0.71	0.71	0.78	0.81	0.74	0.70	0.69	0.65	0.60	0.49
8	1.03	0.75	0.76	1.00	0.86	0.91	0.99	0.93	0.93	0.84	0.87	0.81	0.84	0.66
9	1.21	0.86	0.92	1.13	1.01	1.10	1.17	1.07	1.13	1.04	1.05	0.95	1.06
10	1.40	1.00	1.11	1.24	1.14	1.27	1.33	1.24	1.34	1.24	1.22	1.07	1.28
11	1.53	1.17	1.30	1.35	1.34	1.45	1.44	1.41	1.50	1.45	1.36	1.20
12	1.62	1.32	1.47	1.44	1.52	1.58	1.57	1.62	1.74	1.67	1.53	1.37
13	1.74	1.48	1.61	1.58	1.74	1.73	1.72	1.86	1.95	1.90	1.67	1.55
14	1.84	1.66	1.73	1.74	1.94	1.85	1.86	2.04	2.21	2.09	1.81	1.74
15	1.96	1.79	1.81	1.85	2.09	2.00	2.04	2.25	2.48	2.25	2.00	1.97
16	2.10	1.91	1.89	2.03	2.27	2.15	2.24	2.45	2.71	2.41	2.19	2.16
17	2.22	2.01	2.00	2.16	2.39	2.37	2.39	2.68	2.89	2.54	2.37	2.36
18	2.40	2.07	2.10	2.30	2.53	2.52	2.55	2.88	3.08	2.73	2.60
19	2.55	2.11	2.24	2.42	2.67	2.67	2.73	3.08	3.22	2.93	2.80
20	2.69	2.17	2.35	2.50	2.81	2.83	2.93	3.23	3.40	3.11	3.01
21	2.79	2.24	2.46	2.58	2.92	2.99	3.12	3.38	3.59	3.34
22	2.85	2.34	2.55	2.67	3.10	3.16	3.27	3.54	3.78	3.54
23	2.89	2.43	2.63	2.77	3.28	3.34	3.38	3.67	3.96	3.72
24	2.92	2.52	2.71	2.87	3.38	3.49	3.52	3.83	4.18
25	2.97	2.62	2.77	3.01	3.55	3.63	3.63	4.00	4.41
26	3.04	2.71	2.82	3.14	3.68	3.75	3.73	4.16	4.58
27	3.13	2.80	2.89	3.16	3.84	3.86	3.84	4.35
28	3.18	2.87	2.96	3.29	3.98	3.97	3.97	4.50
29	3.24	2.90	3.02	3.40	4.14	4.09	4.11	4.64
30	3.32	2.95	3.09	3.50	4.19	4.21	4.26
31	3.38	3.00	3.17	3.61	4.30	4.33	4.40
32	3.43	3.02	3.20	3.68	4.38	4.47	4.50
33	3.47	3.08	3.27	3.74	4.46	4.59
34	3.48	3.14	3.35	3.81	4.57	4.68
35	3.52	3.15	3.41	3.87	4.66
36	3.54	3.21	3.47	3.91	4.76
37	3.58	3.25	3.52	3.97	4.84
38	3.63	3.30	3.55	4.03	4.96
39	3.66	3.35	3.58	4.09	5.03
40	3.65	3.39	3.61	4.13
41	3.69	3.39	3.63	4.18
42	3.73	3.42	3.66	4.23
43	3.75	3.45	3.68
44	3.79	3.47	3.72
45	3.81	3.48	3.75
46	3.81	3.50	3.79
47	3.83	3.52	3.80
48	3.84	3.56
49	3.85	3.58
50	3.86	3.60
51	3.87
52	3.88
53	3.89
54	3.89
55	3.89
Prime Mix(2)	67%	70%	70%	70%	67%	68%	69%	68%	68%	71%	71%	76%	70%	87%	85%	80%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime contracts securitized within each pool.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Allowance for Credit Losses

      Our allowance for credit losses was $220 million at December 31, 2002 compared with $132 million at December 31, 2001. We have increased our percentage of allowance for credit losses from 2.5% at December 31, 2001 to 2.8% at December 31, 2002 as we have experienced higher losses in our owned portfolio due to a slowing economy. Based on the analyses we performed related to the allowance for credit losses as described under Critical Accounting Polices, we believe that our allowance for credit losses is currently adequate to cover probable losses in our contract portfolio that can be reasonably estimated.

      The following table sets forth the activity in the allowance for credit losses:

	For the Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Balance at beginning of period	$131,827	$71,308	$36,682	$11,246	$6,787
Chargeoffs	(207,713)	(110,359)	(47,929)	(18,696)	(14,832)
Recoveries	49,883	31,331	13,593	7,554	4,145

Net chargeoffs	(157,830)	(79,028)	(34,336)	(11,142)	(10,687)
Write-down of nonperforming assets	(2,880)	(4,583)
Provision for credit losses	249,093	144,130	68,962	36,578	15,146

Balance at end of period	$220,210	$131,827	$71,308	$36,682	$11,246

Ratio of allowance for credit losses to loans at the end of the period	2.8%	2.5%	2.3%	2.5%	1.3%
Ratio of net chargeoffs during the period to average loans owned during the period	2.4%	2.0%	1.6%	1.3%	2.0%

Capital Resources and Liquidity

Overview

      We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of our consistent managed growth, our ability to manage risk-adjusted returns and our efficient operations.

      In addition to our indirect statement of cash flows as presented under GAAP, we also analyze the key cash flows from our operations on a direct basis excluding certain items such as the purchase or securitization of contracts. The following table shows our operating cash flows:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Cash flows from owned contracts	$420,048	$285,139	$182,059
Cash flows from off balance sheet trusts	6,656	47,357	127,294
Contractual servicing income	61,830	85,845	57,718
Cash gain on sale		6,741	6,004
Fee income	87,277	72,820	61,772
Less:
Dealer participation	129,272	120,785	100,300
Operating costs	212,904	205,292	188,634

Operating cash flows	$233,635	$171,825	$145,913

      Operating cash flows improved 36% for 2002 compared with 2001 and 18% for 2001 compared with 2000 as a result of the growth in our managed portfolio as well as improved operating efficiencies.

Principal Sources of Cash

Collections of Principal and Interest from Contracts

      Our primary source of funds is the collection of principal and interest from contracts originated and securitized, to the extent that the transaction is an on balance sheet transaction. These monies are deposited into collection accounts established in connection with each securitization, or into our accounts for non-securitized contracts. Pursuant to reinvestment contracts entered into in connection with most securitizations, we receive access to the amounts deposited into collection accounts and amounts held in the spread accounts. We use those amounts so received in our daily operations to fund the purchase of contracts or to cover the day to day costs of our operations. If delinquency or chargeoff rates in a securitization exceed established triggers, amounts required to be held in spread accounts will increase, requiring additional pledged collateral. We may bear additional expense due to an increase in required collateral. If the reinvestment contracts were no longer deemed an eligible investment, which determination would be made by the rating agencies or FSA, we would no longer have the ability to use this cash in the ordinary course of business and would need to obtain alternative financing, which may only be available on less attractive terms. See “Business — Transactions with Related Parties — Reinvestment Contracts.” If we were unable to obtain additional financing, we may have to curtail our contract purchasing activities, which would also have a material adverse effect on our financial position, liquidity and results of operations. Also, a significant increase in credit losses could have a material adverse impact on our collections of principal and interest from contracts.

      Principal and interest collections totaled $5.9 billion, $4.9 billion and $3.8 billion for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in principal and interest collections is primarily due to an increase in the amount of contracts managed.

Contract Sales and Securitizations

      Our business depends on our ability to aggregate and sell contracts in the form of asset-backed securities. These sales generate cash proceeds that allow us to repay amounts borrowed and to purchase additional contracts. Since 1985, we have sold or securitized over $30 billion of automobile receivables in 58 public offerings, making us the fourth largest issuer by dollar amount of such securities in the nation. Changes in our asset-backed securities program could materially adversely affect our earnings or ability to purchase and resell contracts on a timely basis. Such changes could include a:

•	delay in the completion of a planned securitization;

•	negative market perception of us; or

•	failure of the contracts we intend to sell to conform to insurance company and rating agency requirements.

      If we are unable to effectively securitize our contracts, we may have to reduce or even curtail our contract purchasing activities, which would have a material adverse effect on our financial position, liquidity and results of operations.

Borrowings from Parent

      Our parent company is a federally insured savings institution. It has the ability to raise significant amounts of liquidity by attracting both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. The Bank may also raise funds by issuing commercial paper, obtaining advances from the Federal Home Loan Bank, also known as the FHLB, and selling securities under agreements to repurchase and utilizing other borrowings. We are able to utilize these liquidity sources through agreements we have entered into with our parent. These include notes, lines of credit and the WFS Reinvestment Contract. The notes are long-term, unsecured debt, while the lines of credit are designed to provide financing to us and our subsidiaries.

      These financing arrangements provide us with another source of liquidity beyond the secondary markets, thereby providing a source of short-term funding and affording us a greater ability to choose the timing of our securitizations. The availability of these financing sources depends upon factors outside of our control, including regulatory issues such as the capital requirements of the Bank and availability of funds at the Bank. If the Bank were unable to extend this financing to us, we would need to replace it with outside sources or curtail contract purchasing activities, which would have a material adverse effect on our financial position, liquidity and results of operations, by increasing our interest expense, reducing our interest income and negatively impacting our ability to remain a preferred source of financing for the dealers from whom we purchase contracts.

Conduit Financing

      We enter into secured conduit financing transactions using an automobile receivable securitization structure for short-term financing needs. For the years ended December 31, 2002 and 2001, we issued $775 million and $650 million of notes secured by contracts through conduit facilities established in January 2002 and December 2001, respectively. We terminated the December 2001 facility in March 2002 in conjunction with a $1.8 billion public automobile contract asset-backed securitization. The January 2002 facility was terminated in May 2002 in conjunction with a $1.8 billion public automobile contract asset-backed securitization.

Equity Offerings

      We completed rights offerings in March 2002 and May 2001 which raised $110 million and $116 million of equity through the issuance of 6.1 million and 6.4 million additional common shares at a price of $18.00 and $18.25 per share, respectively. With the completion of the March 2002 offering, the number of our common shares issued and outstanding increased by 18% to 41.1 million shares, compared with an increase of 22% to 35.0 million shares in May 2001.

      Of the 6.1 million and 6.4 million additional common shares issued in 2002 and 2001, the Bank purchased 5.2 million and 5.3 million shares in the amount of $94.4 million and $96.5 million, respectively. At December 31, 2002, the Bank owned 84% of our common stock.

Operating Cash Flows

      Cash flows from owned contracts, trusts, servicing income, cash gain on sale and fee income less cash paid for dealer participation and operating expenses represents our operating cash flows. We are able to use our operating cash flow as an additional source of cash. Operating cash flows were $234 million, $172 million and $146 million for the years ended December 31, 2002, 2001 and 2000, respectively. Operating cash flows for 2002 have increased 60% since 2000 as a result of growth in our managed portfolio as well as improved operating efficiencies.

Principal Uses of Cash

Purchase of Contracts

      Our most significant use of cash is for the purchase of contracts. We acquire these contracts through our nationwide relationship with franchised and select independent automobile dealers. Payments for such contracts are sent to our dealers either via an electronic funds transfer or check. We purchased $5.4 billion of contracts in 2002 compared with $4.9 billion in 2001 and $4.2 billion in 2000.

Payments of Principal and Interest on Securitizations

      Under the terms of our reinvestment contract, we fund quarterly payments of interest and principal to security holders derived from the cash flows on the securitized contracts that we service. Payments of principal and interest to security holders totaled $5.6 billion in 2002 compared with $3.7 billion and $2.7 billion in 2001 and 2000, respectively. Payments of principal and interest have increased as a result of an increase in the amount of automobile asset-backed securities outstanding.

Amounts Paid to Dealers

      Consistent with industry practice, we generally pay participation to the originating dealer for each contract purchased. Participation paid to dealers during 2002 totaled $129 million compared with $121 million and $100 million in 2001 and 2000, respectively. Typically, the acquisition of prime quality contracts higher up the prime credit quality spectrum requires a higher amount of participation paid to the dealer due to increased level of competition for such contracts. The amount of participation paid to dealers increased primarily as a result of an increase in the amount of contracts purchased.

Advances Due to Servicer

      As the servicer of contracts sold in securitizations, we periodically make advances to the securitization trusts to provide for temporary delays in the receipt of required payments from borrowers in accordance with servicing agreements. We receive reimbursement of these advances without interest through payments from the obligors on the contracts or from the trustee at the time a contract liquidates.

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

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, also known as SFAS No. 143, in which retirement obligations would be recorded as a liability using the present value of the estimated cash flows and a corresponding amount would be capitalized as part of the asset’s carrying amount. The capitalized asset retirement cost would be amortized to expense over the asset’s useful life using a systematic and rational allocation method. The estimate of the asset retirement obligation will change and have to be revised over time. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. If applicable, an accounting change to adopt the standard would be made as of the beginning of the company’s 2003 fiscal year. The adoption of SFAS No. 143 will not have a material effect on our earnings or financial position.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, also known as SFAS No. 144, to supersede Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, also known as SFAS No. 121. The basic recognition and measurement model for assets held for use and held for sale under SFAS No. 121 has been retained, however SFAS No. 144 removes goodwill from the scope as goodwill is now subject to the provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. Assets held for sale or disposal must be stated at the lower of the assets’ carrying amounts or fair values and depreciation would no longer be recognized. Assets to be disposed of by sale would be classified as held for sale when management, having the authority to approve the action, commits to a plan to sell the assets meeting several strict criteria. The three-step approach for recognizing and measuring impairment of assets to be held and used under SFAS No. 121 remains applicable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years. We adopted SFAS No. 144 on January 1, 2002, and it did not have a material effect on our earnings or financial position.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, also known as SFAS No. 145. SFAS No. 145 rescinds Statements of Financial Accounting Standards No. 4 and 64 that required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS No. 145 also rescinds Statement of Financial Accounting Standards No. 44 that provided transition provisions related to the Motor Carrier Act of 1980. SFAS No. 145 amended Statement of Financial Accounting Standards No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002. We adopted SFAS No. 145 and it did not have a material effect on our earnings or financial position.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, also known as SFAS No. 146, in which liabilities for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liabilities are incurred. SFAS No. 146 eliminated the recognition of certain costs associated with exit or disposal activities that were previously recognized as liabilities at a plan (commitment) date under Emerging Issues Task Force Issue No. 94-3 that did not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 will not have a material effect on our earnings or financial position.

      In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions — an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, also known as SFAS No. 147, to remove acquisitions of financial institutions from the scope of both FASB Statement No. 72 and FASB Interpretation No. 9. SFAS No. 147 now requires that acquisitions of financial institutions be accounted for in accordance with SFAS No. 141 and 142. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. Consequently, customer-relationship intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. SFAS No. 147 is effective for acquisitions made on or after October 1, 2002 and is effective for measurement of impairment of long-lived assets on October 1, 2002. We adopted SFAS No. 147 on October 1, 2002 and it did not have a material effect on our earnings or financial position.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, also known as SFAS No. 148. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the method used on reported results. SFAS No. 148 provides two additional transition methods for entities that adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, also known as SFAS No. 123. Both of these methods avoid the ramp-up effects arising from prospective application of the fair value based method. SFAS No. 148 does not permit the use of the original SFAS No. 123 method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. This statement also requires disclosure of comparable information for all companies regardless of which method of accounting for stock-based employee compensation. SFAS No. 148 improves the timeliness of disclosures by requiring their inclusion in financial reports for interim periods. SFAS  No. 148 is effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 on December 31, 2002, and expect to adopt the prospective application method of transition to the fair value based method of accounting for stock options in the first quarter of 2003. Neither the adoption of the disclosure provisions nor the adoption of the fair value based method will have a material effect on our earnings or financial position.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, also known as FIN No. 45. FIN No. 45 will require that guarantees meeting the characteristics described in FIN No. 45 be recognized and initially measured at fair value. In addition, FIN No. 45 will require new disclosures by guarantors, even if the likelihood of the guarantor making payments under the guarantee is remote. The disclosure provisions of FIN No. 45 are effective for fiscal years ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted FIN No. 45 on December 15, 2002 and it did not have a material effect on our earnings or financial position.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, also known as FIN No. 46. FIN No. 46 changes the consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to the majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In addition, FIN No. 46 requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN No. 46 will not have a material effect on our earnings or financial position.

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

      The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we enter into various hedge agreements. We enter into Euro-dollar future contracts and forward agreements in order to hedge our future interest payments on our notes payable on automobile secured financing. The market value of these hedge agreements responds inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss). Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the securitization is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the transaction is treated as a secured financing. These hedge instruments are settled daily, and therefore, there are no related financial instruments recorded on the Consolidated Statements of Financial Condition. Credit risk related to these hedge instruments is minimal.

      As we issued certain variable rate notes payable in 2002 and 2001, we also entered into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

      We also enter into interest rate swap agreements or other derivatives that do not qualify for hedge accounting under SFAS No. 133 or that we choose not to designate as hedges. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives is recorded to income each month. Any income or expense recognized on such derivatives is recognized as miscellaneous income or expense.

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

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

				(Dollars in thousands)
Rate sensitive assets:
Fixed interest rate contracts	$2,596,168	$2,183,846	$1,607,004	$1,042,946	$470,663	$49,496	$7,950,123	$8,850,736
Average interest rate	12.26%	12.32%	12.29%	12.04%	11.37%	10.11%	12.19%
Fixed interest rate securities	$3,348						$3,348	$3,348
Average interest rate	5.50%						5.50%
Rate sensitive liabilities:
Automobile secured financing — Fixed	$2,213,970	$1,766,085	$774,225	$618,815			$5,373,095	$5,617,527
Average interest rate	3.58%	4.43%	3.68%	4.03%			3.92%
Automobile secured financing — Variable	$1,950,085						$1,950,085	$1,950,085
Average interest rate	1.85%						1.85%
Notes payable — parent					$180,010	$300,000	$408,010	$426,738
Average interest rate					8.88%	10.25%	9.89%
Lines of credit	$62,048						$62,048	$62,111
Average interest rate	2.54%						2.54%
Interest rate swap agreements	$2,928,084	$(973,257)	$(1,527,475)	$(427,352)				$(59,244)
Average pay rate	2.91%	3.44%	2.70%	2.49%			2.91%
Average receive rate	1.43%	1.48%	1.40%	1.39%			1.43%

Glossary

ALLOWANCE FOR CREDIT LOSSES:     Funds in an account established to cover probable credit losses. If we believe an automobile contract is uncollectible, we set aside in the allowance account a portion of earnings equal to the difference between unpaid principal and the market value of the contract. If the contract is charged off, we reduce the principal balance and the allowance by equal amounts.

ASSET-BACKED SECURITIES:     Securities that are backed by financial assets such as automobile contracts.

AUTOMOBILE CONTRACTS:     Closed-end loans secured by a first lien on a vehicle.

BOOK VALUE PER COMMON SHARE:     The value of a share of common stock based on the values at which the assets are recorded on the balance sheet determined by dividing shareholders’ equity by the total number of common shares outstanding.

CHARGEOFF:     A contract written off as uncollectible.

CHARGEOFF RATE:     Net annualized chargeoffs divided by average contracts outstanding for the period.

CONDUIT FINANCING:     A transaction involving the transfer of a pool of assets to a trust, wherein securities representing undivided interests in, or obligations of, the trust are purchased by an investor that issues short-term notes. The transaction is treated as a secured financing.

CORE CAPITAL:     A capital measure applicable to savings institutions. The Bank’s core capital is comprised of common shareholders’ equity (excluding certain components of accumulated other comprehensive income or loss), minority interest in includable consolidated subsidiaries, less investments in and advances to nonincludable subsidiaries.

CORE CAPITAL RATIO:     A regulatory measure of capital adequacy. The Bank’s core capital ratio is core capital to total assets adjusted for assets in certain subsidiaries that cannot be included and certain unrealized gains or losses on certain securities and cash flow hedges.

DEALER PARTICIPATION:     The amount paid to a dealer for the purchase of an automobile contract in excess of the principal amount financed.

DELINQUENCY:     A method of determining aging of past due accounts based on the status of payments under the loan.

DERIVATIVES:     Interest rate swaps, futures, forwards, option contracts or other off-balance sheet financial instruments used for asset and liability management purposes. These instruments derive their values or contractually determined cash flows from the price of an underlying asset or liability, reference rate, index or other security.

DEFERRED TAX ASSET:     An asset attributable to deductible temporary differences and carryforwards. A deferred tax asset is measured using the applicable enacted tax rate and provisions of the enacted tax law.

DEFERRED TAX LIABILITY:     A liability attributable to taxable temporary differences. A deferred tax liability is measured using the applicable enacted tax rate and provisions of the enacted law.

EARNING PER SHARE (EPS):     The most common method of expressing a company’s profitability. Its purpose is to indicate how effective an enterprise has been in using the resources provided by common shareholders. EPS is usually presented in two ways: basic EPS and diluted EPS. The computation of basic EPS includes other instruments that are equivalent to common stock. Diluted EPS includes all instruments that have the potential of causing additional shares of common stock to be issued, such as unexercised stock options.

EURO-DOLLAR FUTURES CONTRACTS:     Futures contracts used as a hedge to lock in a gross spread on a future securitization transaction prior to closing the transaction.

FEE INCOME:     Income from documentation fees, late charges, deferment fees, transaction processing fees, and other fees.

FHLB:     The Federal Home Loan Bank, a network of twelve regional Federal Home Loan Banks chartered by Congress in 1932 to ensure financial institutions have access to money to lend to consumers for home mortgages.

FORWARD AGREEMENTS:     Contracts to exchange payments on a specified future date, based on a market change in interest rates from trade date to contract settlement date.

GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP):     Accounting rules and conventions defining acceptable practices in preparing financial statements in the United States of America. The Financial Accounting Standards Board (FASB), an independent self-regulatory organization, is the primary source of accounting rules.

HEDGE:     A derivative instrument designed to reduce or eliminate risk, such as interest rate risk. To be treated as a hedge under GAAP, the instrument must meet certain requirements as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

HOLDING COMPANY:     A corporation or other entity that owns a majority of stock or securities of one or more other corporations, thus obtaining control of the other corporations.

INTEREST BEARING LIABILITIES:     The sum of deposits, notes, subordinated debt and other borrowings on which interest expense is incurred.

INTEREST EARNING ASSETS:     The sum of loans and investments on which interest income is earned.

INTEREST RATE SPREAD:     The difference between the yield on our interest earning assets and the rate paid on our interest bearing liabilities.

INTEREST RATE SWAP:     A contract between two parties to exchange interest payments on a notional amount for a specified period. Typically, one party makes fixed rate payments, while the other party makes payments using a variable rate. Such a transaction is commonly used to manage the asset or liability sensitivity of a balance sheet by converting fixed rate assets or liabilities to floating rates, or vice versa.

LIBOR:     London Interbank Offered Rate, which is a widely quoted market rate that is frequently the index used to determine the rate at which our subsidiaries or we borrow funds.

LIQUIDITY:     A measure of how quickly we can convert assets to cash or raise additional cash by issuing debt.

MANAGED CONTRACTS or MANAGED PORTFOLIO:     Automobile contracts on the balance sheet plus contracts securitized in transactions treated as sales under GAAP, which we continue to service.

NET CHARGEOFFS or NET CREDIT LOSSES:     The amount of automobile contracts written off as uncollectible, net of the recovery of contracts previously written off as uncollectible.

NET INTEREST INCOME:     Interest income and loan fees on interest earning assets less the interest expense incurred on all interest bearing liabilities.

NET INTEREST MARGIN:     Interest income from automobile contracts and other interest earning assets reduced by interest expense as a percentage of the average balance of such interest earning assets.

NET YIELD ON AVERAGE INTEREST EARNING ASSETS:     The average interest rate earned on interest earning assets less the average interest rate paid on interest bearing liabilities.

NONACCRUAL CONTRACTS:     Automobile contracts on which we no longer accrue interest because ultimate collection is unlikely.

NONINTEREST EXPENSE:     All expenses other than interest expense.

NONINTEREST INCOME:     All income other than interest income.

NONPERFORMING ASSETS (NPAs):     Chapter 13 bankruptcy accounts greater than 120 days delinquent.

NON-PRIME BORROWERS:     Borrowers who have overcome past credit difficulties.

NOTIONAL AMOUNT:     The principal amount of a financial instrument on which a derivative transaction is based. In an interest rate swap, for example, the notional amount is used to calculate the interest rate cash flows to be exchanged. No exchange of principal occurs.

OWNED CONTRACTS:     Contracts held on our balance sheet.

PORTFOLIO BASIS:     Method of reporting whereby net interest margin, other revenues and credit losses on securitized contracts and contracts sold in whole loan sales, which we continue to service, are reported as if those receivables were still held on our balance sheet.

PRIME BORROWERS:     Borrowers who have strong credit histories.

PROVISION FOR CREDIT LOSSES:     A charge to earnings to recognize that all contracts will not be fully paid. The amount is determined based on such factors as our actual loss experience, management’s expectations of probable credit losses, as well as current economic trends.

REINVESTMENT CONTRACTS:     A series of agreements between WFS, the Bank and WFAL2 through which WFS has access to the cash flows of certain securitizations. Under such agreements, collections of principal and interest on the contracts in the securitization trust and funds in the spread account are invested at either the Bank or WFAL2. Funds invested at the Bank are collateralized by mortgage-backed securities and made available to WFS through the WFS Reinvestment Contract. Funds invested at WFAL2 are collateralized by automobile contracts, which WFAL2 purchases from WFS.

RETAINED INTEREST IN SECURITIZED ASSETS (RISA):     An asset that represents our contractual right to receive interest and other cash flows from our securitization trusts after the investors receive their contractual return.

RETAINED INTEREST INCOME OR EXPENSE:     The excess cash flows on the contracts sold through securitizations treated as sales less the amortization of the retained interest in securitized assets. The excess cash flows represent all cash received on the contracts securitized less payments to investors for principal and interest.

RETURN ON AVERAGE ASSETS:     A financial measurement of the efficiency with which a business uses its assets. Return on average assets is the ratio of net income divided by average total assets.

RETURN ON AVERAGE SHAREHOLDERS’ EQUITY:     A measure of how effective a business has been in investing its net worth. Return on equity is expressed as a ratio, calculated by dividing net income by average equity excluding accumulated other comprehensive income or loss.

RISK-ADJUSTED MARGIN:     The net interest margin less the chargeoff rate.

RISK-WEIGHTED ASSETS: An amount used in determining risk-based capital ratios applicable to savings institutions. The amount of risk-weighted assets is calculated by taking the face amount of assets on and off the balance sheet and applying a factor based on the inherent risk of such assets as defined by regulation.

SECURED FINANCING:     A transaction where interests in a pool of financial assets, such as automobile contracts, are sold to investors. Typically, the assets are transferred to a trust that issues interests that are sold to investors. The contracts and related debt remain on our balance sheet.

SECURITIZATION:     A transaction involving the transfer of a pool of assets to a trust, wherein securities representing undivided interests in, or obligations of, the trust are purchased by investors. The securities are repaid by the cash flows from the assets transferred to the trust. The transaction is treated as either a secured financing or a sale, depending on the terms of the transaction.

SFAS:     Statement of Financial Accounting Standards.

SHAREHOLDERS’ EQUITY:     A balance sheet amount that represents the total investment in the corporation by holders of common stock.

SPREAD ACCOUNT:     An account of a securitization trust into which excess cash flows generated by the contracts securitized are deposited. The terms of the account, which vary with each securitization, typically state a maximum balance, generally expressed as a percentage of the current principal balance of the notes and certificates. The initial deposit is generally funded by the company securitizing the assets and is expressed as a percentage of the original balance of the notes and certificates. Once the required or maximum spread account balance is reached, the excess is typically released to the certificate holder.

SUBORDINATED DEBENTURES:     Borrowing in the form of an unsecured note, debenture, or other debt instrument, which in the event of the debtor’s bankruptcy, has a claim to the assets of the debtor with a lower priority than other classes of debt.

SUBSIDIARY:     An organization controlled by another organization or company.

SUPPLEMENTARY CAPITAL:     Instruments that qualify as additional regulatory capital for total risk-based capital measurement. The Bank’s supplementary capital includes subordinated debentures and general valuation loan and lease loss allowance limited to 1.25% of risk-weighted assets. Supplementary capital is limited to 100% of core capital.

TANGIBLE CAPITAL:     A capital measure applicable to savings institutions. The Bank’s tangible capital is the same as its core capital because the Bank does not have any intangible assets that would be deducted from core capital to derive tangible capital.

TIER 1 RISK-BASED CAPITAL:     A capital measure applicable to savings institutions. The Bank’s tier 1 risk-based capital equals core capital less a dollar-for-dollar reduction for its residual interests in securitized assets and other recourse obligations. Prior to its adoption of new capital regulations in September 2002 regarding the regulatory treatment of these credit-enhancing assets, its tier 1 risk-based capital equaled its core capital.

TIER 1 RISK-BASED CAPITAL RATIO:     A regulatory measurement of capital adequacy. The ratio of the Bank’s tier 1 risk-based capital to risk-weighted assets.

TOTAL RISK-BASED CAPITAL:     A capital measure applicable to savings institutions. The Bank’s total risk-based capital equals its tier 1 risk-based capital plus supplementary capital.

TOTAL RISK-BASED CAPITAL RATIO:     A regulatory measurement of capital adequacy. The ratio of total risk-based capital to risk-weighted assets.

WFS REINVESTMENT CONTRACT:     An agreement between the Bank and us whereby the Bank allows us to utilize the funds invested in the reinvestment contract at the Bank. In return for the use of such funds, we pay the Bank a fee as consideration for its pledge of collateral.

Item 8. Financial Statements and Supplementary Data

      Our Consolidated Financial Statements begin on page F-3 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

      Certain information required by Part III is omitted from this report, as we will file a definitive proxy statement, also known as the Proxy Statement, within 120 days after the end of our fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our Annual Meeting of Shareholders to be held April 29, 2003, and the information included therein is incorporated herein by reference.

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

Item 14. Controls and Procedures

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

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures within 90 days of the filing date of this annual report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There has been no significant change in our internal controls or in other factors that could significantly affect the controls and procedures subsequent to the date of their evaluation.

PART IV

Item 15.	Financial Statement Schedules, Exhibits and Reports on Form 8-K

(a) List of documents filed as part of this report:

          (1) Financial Statements

The following consolidated financial statements and report of independent auditors for us and our subsidiaries are included in this report commencing on page F-2:

Report of Independent Auditors

Consolidated Statements of Financial Condition at December 31, 2002 and 2001

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules

Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

          (3) Exhibits

Exhibit
No.	Description of Exhibit

4	Specimen WFS Financial Inc Common Stock Certificate(5)
10.1	Westcorp Incentive Stock Option Plan(2)
10.2	Westcorp Employee Stock Ownership and Salary Savings Plan(3)
10.3	Westcorp 1991 Stock Option Plan(4)
10.3.1	Westcorp 2001 Stock Option Plan
10.4	1985 Executive Deferral Plan(1)
10.5	2000 Executive Deferral Plan V(12)
10.6	Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank, dated November 30, 2001(12)
10.6.1	Amended Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank, dated June 1, 2002
10.6.2	First Amendment dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank
10.7	Transfer Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.8	Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.9	Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank, dated June 15, 1999(11)
10.9.1	Amendment No. 1, dated as of August 1, 1999, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(11)
10.9.2	Amendment No. 2, dated May 23, 2000, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10.9.3	Amendment No. 3, dated January 1, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank

Exhibit
No.	Description of Exhibit

10.9.4	Amendment No. 4, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10.10	Tax Sharing Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated January 1, 1994(1)
10.10.1	Amended and restated tax sharing agreement between Westcorp and Subsidiaries, dated September 30, 2002
10.11	Master Reinvestment Contract between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.12	Amendment No. 1, dated as of June 1, 1995, to the Restated Master Reinvestment Reimbursement Agreement(10)
10.13	Amended and Restated Master Collateral Assignment Agreement, dated as of March 1, 2000(11)
10.14	Form of WFS Financial Inc Dealer Agreement(5)
10.15	Form of WFS Financial Inc Loan Application(5)
10.16	Westcorp Employee Stock Ownership and Salary Savings Plan(7)
10.16.1	Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan, dated January 1, 2001(12)
10.16.2	Amendment No. 1, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(12)
10.16.3	Amendment No. 2, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(12)
10.17	Amended and Restated WFS 1996 Incentive Stock Option Plan(6)
10.18	Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated August 1, 1997(10)
10.18.1	Amendment No. 1, dated February 23, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10.18.2	Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10.18.3	Amendment No. 3, dated January 1, 2002, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank
10.19	Short-term Investment Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated January 1, 1996(10)
10.19.1	Amendment No. 1, dated January 1, 2002, to the Short-term Investment Agreement between WFS Financial Inc and Western Financial Bank, F.S.B.
10.20	Allocation Agreement between WFS Financial Inc, Western Financial Bank, F.S.B., Westcorp, and their subsidiaries dated January 1, 2002
10.20.1	First Amendment, dated August 1, 2002, to the Allocation Agreement between WFS Financial Inc, Western Financial Bank, F.S.B., Westcorp, and their subsidiaries dated January 1, 2002
10.21	Employment Agreement(8)(9)
10.22	Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank, dated November 30, 2001(12)
10.22.1	Amended Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank, dated June 1, 2002
10.22.2	First Amendment, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank
10.23	Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank, dated November 30, 2001(12)

Exhibit
No.	Description of Exhibit

10.23.1	Amended Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank, dated June 1, 2002
10.23.2	Amendment No. 1, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank
10.24	Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank, dated August 8, 2002
10.24.1	Amendment No. 1, dated November 7, 2002, to the Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank
10.25	Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated May 3, 2002
10.26	Customer List Agreement between Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency, dated May 15, 1998
10.26.1	Amendment No. 1, dated September 26, 2002, to the Customer List Agreement between Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency
10.27	Interest Rate Swap Guarantee Agreement between Western Financial Bank, WFS Financial Inc, and WFS Receivables Corporation, dated August 30, 2002
10.28	Security Agreement between WFS Receivable Corporation 2, WFS Financial Inc, and Western Financial Bank, dated March 21, 2002
10.29	Referral Agreement between Western Financial Bank, Westfin Insurance Agency and WFS Financial Inc, dated September 16, 2002
10.30	Future Interest Payment Hedge Guarantee and Reimbursement Agreement between Western Financial Bank and WFS Financial Inc, dated September 19, 2002
10.31	Logo License Agreement between Western Financial Bank, Westcorp, WFS Financial Inc, Western Consumer Products, WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Receivables Corporation 3, WFS Financial Auto Loans, Inc., The Hammond Company, The Mortgage Bankers, WFS Funding Inc., WFS Investments, Inc., Westran Services Corporation, WestFin Insurance Agency, Inc., Western Auto Investments, Inc., Western Consumer Services, Inc., Westhrift Life Insurance Entity, Inc., Western Reconveyance Entity, Inc., and WFS Web Investments, Inc.
10.32	Travel Services Agreement between Westran Services Corp. and Westcorp, Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency, Inc., dated August 28, 2002
10.33	Secured Deposit Account Agreement between Western Financial Bank and WFS Receivables Corporation, dated October 17, 2002
10.34	Annuity Licensing Fee Agreement between Westfin Insurance Agency, Inc. and Western Financial Bank, dated September 9, 2002
10.35	Sublease Agreement between WFS Financial Inc, and WFS Receivable Corporation, WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc., dated March 21, 2002
10.35.1	First Amendment to Sublease Agreement between WFS Financial Inc, and WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc. dated September 1, 2002
10.36	Collateral Protection Insurance Agreement between Westfin Insurance Agency and WFS Financial Inc, dated September 2002
21.1	Subsidiaries of WFS Financial Inc.
23.1	Consent of Independent Auditors, Ernst & Young LLP
99.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibits previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-4295), filed May 2, 1986 incorporated herein by reference under Exhibit Number indicated.

(3)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Number indicated.

(4)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991 incorporated herein by reference under Exhibit Number indicated.

(5)	Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc. Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference under Exhibit Number indicated.

(6)	Exhibit previously filed as Exhibit 4.1 to the WFS Registration Statement on Form S-8 (File No. 333-40121), filed November 13, 1997, and incorporated herein by reference.

(7)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039), filed August 29, 1996 incorporated herein by reference under Exhibit Number indicated.

(8)	Employment Agreement dated February 27, 1998 between WFS Financial Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(9)	Employment Agreement, dated November 15, 1998 between WFS Financial Inc, Westcorp and Mark Olson (will be provided to the SEC upon request).

(10)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(11)	Exhibits previously filed with WFS Financial Inc Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amended on January 20, 2000 incorporated by reference under Exhibit Number indicated.

(12)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 2001 as filed on or about March 29, 2002.

(b)	Report on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WFS FINANCIAL INC

Dated: March 18, 2003	By:/s/ THOMAS A. WOLFE

Thomas A. Wolfe
President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERNEST S. RADY Ernest S. Rady	Chairman of the Board and Director	March 18, 2003

/s/ THOMAS A. WOLFE Thomas A. Wolfe	President, Chief Executive Officer and Director	March 18, 2003

/s/ JUDITH M. BARDWICK Judith M. Bardwick	Director	March 18, 2003

/s/ JAMES R. DOWLAN James R. Dowlan	Director	March 18, 2003

/s/ DUANE A. NELLES Duane A. Nelles	Director	March 18, 2003

/s/ RONALD I. SIMON Ronald I. Simon	Director	March 18, 2003

/s/ FREDRICKA TAUBITZ Fredricka Taubitz	Director	March 18, 2003

/s/ LEE A. WHATCOTT Lee A. Whatcott	Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer (Principal Financial and Accounting Officer)	March 18, 2003

CERTIFICATIONS

I, Thomas A. Wolfe, certify that:

1.	I have reviewed this annual report on Form 10-K of WFS Financial Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 18, 2003

By	/s/ THOMAS A. WOLFE

Thomas A. Wolfe
President, Chief Executive Officer
and Director

I, Lee A. Whatcott, certify that:

1.	I have reviewed this annual report on Form 10-K of WFS Financial Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 18, 2003

By	/S/ LEE A. WHATCOTT

Lee A. Whatcott
Senior Executive Vice President,
Chief Financial Officer and
Chief Operating Officer
(Principal Financial and Accounting Officer)

WFS FINANCIAL INC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

AND REPORT OF INDEPENDENT AUDITORS

REPORT OF INDEPENDENT AUDITORS

Board of Directors

WFS Financial Inc

      We have audited the accompanying consolidated statements of financial condition of WFS Financial Inc and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of WFS Financial Inc’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WFS Financial Inc and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Los Angeles, California

January 21, 2003

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2002	2001

	(Dollars in thousands)
ASSETS
Cash	$28,079	$30,100
Other short-term investments – parent	687,728

Cash and due from banks	715,807	30,100
Investment securities available for sale	3,348	4,668
Contracts receivable	7,950,123	5,215,718
Allowance for credit losses	(220,210)	(131,827)

Contracts receivable, net	7,729,913	5,083,891
Amounts due from trusts	101,473	184,952
Retained interest in securitized assets		37,392
Premises and equipment, net	32,084	33,826
Accrued interest receivable	53,930	37,100
Other assets	153,148	78,828

TOTAL ASSETS	$8,789,703	$5,490,757

LIABILITIES
Lines of credit — parent	$62,048	$421,175
Notes payable on automobile secured financing	7,323,180	4,005,925
Notes payable — parent	408,010	67,500
Amounts held on behalf of trustee	298,863	476,910
Other liabilities	63,070	53,954

TOTAL LIABILITIES	8,155,171	5,025,464
SHAREHOLDERS’ EQUITY
Common stock (no par value; authorized 60,000,000 shares; issued and outstanding 41,020,033 shares in 2002 and 34,820,178 shares in 2001)	338,186	227,568
Paid-in capital	5,372	4,337
Retained earnings	344,800	262,710
Accumulated other comprehensive loss, net of tax	(53,826)	(29,322)

TOTAL SHAREHOLDERS’ EQUITY	634,532	465,293

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,789,703	$5,490,757

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands, except per share amounts)
REVENUES:
Interest income	$820,449	$545,782	$314,120
Interest expense	349,512	232,776	130,578

Net interest income	470,937	313,006	183,542
Servicing income	119,302	130,826	170,919
Gain on sale of contracts		6,741	13,723

TOTAL REVENUES	590,239	450,573	368,184
EXPENSES:
Provision for credit losses	249,093	144,130	68,962
Operating expenses:
Salaries and associate benefits	123,821	126,748	116,753
Credit and collections	35,960	27,497	21,103
Data processing	17,402	17,160	16,158
Occupancy	12,995	12,591	10,592
Telephone	5,113	5,803	5,504
Miscellaneous	17,613	15,493	18,524

TOTAL OPERATING EXPENSES	212,904	205,292	188,634

TOTAL EXPENSES	461,997	349,422	257,596

INCOME BEFORE INCOME TAX	128,242	101,151	110,588
Income tax	46,152	39,503	44,216

NET INCOME	$82,090	$61,648	$66,372

Earnings per common share:
Basic	$2.06	$1.91	$2.36

Diluted	$2.05	$1.90	$2.35

Weighted average number of common shares outstanding:
Basic	39,945,285	32,308,649	28,178,151

Diluted	39,993,524	32,398,357	28,283,735

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total

		(Dollars in thousands, except share amounts)
Balance at January 1, 2000	25,771,956	$74,010	$4,327	$134,690	$(839)	$212,188
Net income				66,372		66,372
Unrealized gains on retained interest in securitized assets, net of tax(1)					575	575

Comprehensive income						66,947
Issuance of common stock	2,674,881	38,060	10			38,070

Balance at December 31, 2000	28,446,837	112,070	4,337	201,062	(264)	317,205
Net income				61,648		61,648
Unrealized gains on retained interest in securitized assets, net of tax(1)					814	814
Unrealized losses on cash flow hedges, net of tax(2)					(42,237)	(42,237)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax(3)					12,365	12,365

Comprehensive income						32,590
Issuance of common stock	6,373,341	115,498				115,498

Balance at December 31, 2001	34,820,178	227,568	4,337	262,710	(29,322)	465,293
Net income				82,090		82,090
Unrealized losses on retained interest in securitized assets, net of tax(1)					(550)	(550)
Unrealized losses on cash flow hedges, net of tax(2)					(59,248)	(59,248)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax(3)					35,294	35,294

Comprehensive income						57,586
Issuance of common stock	6,199,855	110,618	1,035			111,653

Balance at December 31, 2002	41,020,033	$338,186	$5,372	$344,800	$(53,826)	$634,532

(1)	The pre-tax amount of unrealized gains and losses on retained interest in securitized assets was $0.9 million for the year ended December 31, 2002 compared with $1.4 million for the year ended December 31, 2001 and $1.0 million for the year ended December 31, 2000, respectively.

(2)	The pre-tax amount of unrealized losses on cash flow hedges was $100 million for the year ended December 31, 2002 compared with $71.6 million for the year ended December 31, 2001.

(3)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into earnings was $59.8 million for the year ended December 31, 2002 compared with $21.0 million for the year ended December 31, 2001. The amount reclassified into earnings in 2001 includes $1.8 million of the $4.8 million cumulative effect adjustment related to the adoption of SFAS No. 133.

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$82,090	$61,648	$66,372
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	249,093	144,130	68,962
Amortization of participation paid to dealers	73,945	40,644	18,691
Amortization of retained interest in securitized assets	36,461	75,545	75,958
Amortization of losses on cash flow hedges	17,090	5,226
Depreciation and amortization	10,881	10,892	9,854
Contracts held for sale:
Proceeds from contract sales		1,414,303	2,091,231
Increase in other assets	(72,770)	(42,745)	(37,295)
Increase (decrease) in other liabilities	9,117	18,303	(4,613)

NET CASH PROVIDED BY OPERATING ACTIVITIES	405,907	1,727,946	2,289,160
INVESTING ACTIVITIES
Contracts receivable:
Purchase of contracts	(5,415,734)	(4,863,279)	(4,219,227)
Participation paid to dealers	(129,272)	(120,786)	(100,300)
Contract payments and payoffs	2,575,701	1,279,277	621,584
Increase in retained interest in securitized assets			(19,240)
Decrease in amounts due from trust	83,479	181,173	72,897
Purchase of premises and equipment	(8,925)	(8,398)	(8,574)

NET CASH USED IN INVESTING ACTIVITIES	(2,894,751)	(3,532,013)	(3,652,860)
FINANCING ACTIVITIES
Proceeds from (payments on) lines of credit, net	340,510	185,191	(315,205)
Proceeds from notes payable on automobile secured financing	6,912,058	2,845,655	2,480,032
Payments on notes payable on automobile secured financing	(3,621,709)	(1,120,844)	(691,773)
Payments on notes payable — parent, net	(359,128)	(78,719)	(32,689)
Decrease in amounts held on behalf of trustee	(178,047)	(113,805)	(96,559)
Proceeds from issuance of common stock	111,653	115,498	38,070
Payments on cash flow hedges	(30,786)	(24,105)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,174,551	1,808,871	1,381,876

INCREASE IN CASH AND DUE FROM BANKS	685,707	4,804	18,176
Cash and due from banks at beginning of year	30,100	25,296	7,120

CASH AND DUE FROM BANKS AT END OF YEAR	$715,807	$30,100	$25,296

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$335,231	$220,099	$112,071
Income taxes	82,635	67,540	63,410

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

Nature of Operations

      We are a consumer finance company that specializes in the purchase, securitization and servicing of fixed rate consumer automobile contracts. We purchase contracts from automobile dealers on a nonrecourse basis and originate loans directly with consumers. We only have one reportable segment.

Cash and Due From Banks

      Cash and due from banks include cash and short-term investments, which have no material restrictions as to withdrawal or usage.

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

      In determining the fair value of our retained interest in securitized assets, also known as RISA, we evaluated the cost basis of contracts relative to the fair value of such contracts and the fair value of the RISA recorded. The RISA was capitalized and amortized over the expected life of the underlying contracts. Net interest income and servicing fees earned on these contracts are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and fee income. The amortization of the RISA is calculated so as to recognize retained interest income on an effective yield basis. These amounts are reported as servicing income on our Consolidated Statements of Income.

      RISA is classified in a manner similar to available for sale securities and as such was marked to market each quarter. Market value changes were calculated by discounting estimated future cash flows using the current market discount rate. Any changes in the market value of the RISA were reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. On a quarterly basis, we evaluated the carrying value of the RISA in light of the actual performance of the underlying contracts and made adjustments to reduce the carrying value, if appropriate.

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

Nonaccrual Contracts

      We continue to accrue interest income on contracts until the contracts are charged off, which occurs automatically after the contracts are past due 120 days except for accounts that are in Chapter 13 bankruptcy. At the time that a contract is charged off, all accrued interest is reversed. For those accounts that are in Chapter 13 bankruptcy and contractually past due greater than 120 days, all accrued interest is reversed and income is recognized on a cash basis. For the years ended December 31, 2002 and 2001, the amount of accrued interest reversed was not material.

Premises and Equipment

      Premises and equipment are recorded at cost less accumulated depreciation and amortization and are depreciated over their estimated useful lives principally using the straight-line method for financial reporting and accelerated methods for tax purposes. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Useful lives for premises and equipment are 5 to 39 years for buildings and improvements, 5 to 7 years for furniture and equipment, 3 to 5 years for computers and software, and 5 to 15 years for all other premises and equipment.

Repossessed Assets

      All accounts for which collateral has been repossessed and the redemption period has expired are reclassified from contracts receivable to repossessed assets at fair value with any adjustment recorded against the allowance for credit losses. Repossessed assets were included in other assets on the Consolidated Statements of Financial Condition and are not material.

Nonperforming Assets

      Accounts that are in Chapter 13 bankruptcy and are contractually past due greater than 120 days are reclassified from contracts receivable to nonperforming assets at fair value with any adjustment recorded against the allowance for credit losses. Nonperforming assets were included in other assets on the Consolidated Statements of Financial Condition and are not material.

Interest Income and Fee Income

      Interest income is earned in accordance with the terms of the contracts. For pre-computed contracts, interest is earned monthly and for simple interest contracts, interest is earned daily. Interest income on certain contracts is earned using the effective yield method and classified as interest receivable to the extent not collected and reported in accrued interest receivable on the Consolidated Statements of Financial Condition. Other contracts use the sum of the month’s digits method, which approximates the effective yield method.

      We defer premiums paid to dealers. The net amount is amortized as an adjustment to the related contract’s yield over their contractual life. Fees for other services are recorded as income when earned.

Interest Expense

      Interest expense is recognized when incurred. Our level yield calculation for notes payable on automobile secured financings includes the interest on the notes, underwriting discounts, hedge gains or losses and swap payments.

Income Taxes

      We file consolidated federal and state tax returns as part of a consolidated group that includes the Bank and Westcorp. Our taxes are paid in accordance with a tax sharing agreement that allocates taxes based on the relative income or loss of each entity on a stand-alone basis.

Fair Value of Financial Instruments

      Fair value information about financial instruments is reported using quoted market prices for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instruments. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent our underlying value.

      We use the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the Consolidated Statements of Financial Condition for cash and short-term instruments approximate those assets’ fair values.

Investment securities available for sale: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Contracts receivable: The fair values for contracts are estimated using discounted cash flow analysis, using interest rates currently being offered for contracts with similar terms to borrowers of similar credit quality.

Retained interest in securitized assets: RISA is carried at fair value. The fair value is determined by discounting estimated cash flows using a current market discount rate.

Interest rate swaps, forward agreements and Euro-dollar futures contracts: The fair value is estimated by obtaining market quotes from brokers or internally valuing when market quotes are not readily available.

Lines of credit – parent, notes payable on automobile secured financing and notes payable – parent: The fair value is estimated by using discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

Amounts held on behalf of trustee: The carrying amounts reported in the Consolidated Statements of Financial Condition approximate their fair value.

Derivative Financial Instruments

      Effective January 1, 2001, we adopted SFAS No. 133, which requires all derivatives to be recorded on the balance sheet at fair value. Changes in the fair value of derivatives designated as hedges are either offset against the change in fair value of the hedged assets, liabilities or firm commitments directly through income or recognized through accumulated other comprehensive income (loss) on the balance sheet until the hedged items are recognized in earnings, depending on the nature of the hedges. The ineffective portion of a derivative’s change in fair value for a cash flow hedge will be recognized in accumulated other comprehensive income (loss) on the balance sheet if the hedge is less than 100% effective or in earnings if the hedge is greater than 100% effective. We employ regression analysis and discounted cash flow analysis to test the effectiveness of our hedges on a quarterly basis. All of our derivative instruments that are designated as hedges are treated as cash flow hedges under SFAS No. 133.

      The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we enter into various hedge agreements. We enter into Euro-dollar futures contracts and forward agreements in order to hedge our future interest payments on our notes payable on automobile secured financing. The market value of these hedges responds inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax. Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the securitization transaction is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the transaction is treated as a secured financing. These hedge instruments are settled daily, and therefore, there are no related financial instruments recorded on the Consolidated Statements of Financial Condition. Credit risk related to these hedge instruments is minimal.

      As we issued certain variable rate notes payable in 2002 and 2001, we also entered into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

      We also enter into interest rate swap agreements or other derivatives that do not qualify for hedge accounting under SFAS No. 133 or that we choose not to designate as hedges. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives is recorded to income each month. Any income or expense recognized on such derivatives is recognized as miscellaneous income or expense.

      As part of the adoption of SFAS No. 133 in 2001, we recorded a cumulative effect adjustment to accumulated other comprehensive income (loss) of $4.8 million, net of tax, which represents the deferred loss on hedge agreements outstanding at January 1, 2001. Of the $4.8 million, $1.8 million was reclassified into earnings during 2001.

Stock-based Compensation

      As discussed below, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, also known as SFAS No. 148 requires expanded disclosure of the effects of a company’s accounting policy for stock-based employee compensation. We use the intrinsic value method to account for stock-based employee compensation. See Note 15 — Stock Options for further disclosure.

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

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, also known as SFAS No. 143, in which retirement obligations would be recorded as a liability using the present value of the estimated cash flows and a corresponding amount would be capitalized as part of the asset’s carrying amount. The capitalized asset retirement cost would be amortized to expense over the asset’s useful life using a systematic and rational allocation method. The estimate of the asset retirement obligation will change and have to be revised over time. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. If applicable, an accounting change to adopt the standard would be made as of the beginning of the company’s 2003 fiscal year. The adoption of SFAS No. 143 will not have a material effect on our earnings or financial position.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, also known as SFAS No. 144, to supersede Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, also known as SFAS No. 121. The basic recognition and measurement model for assets held for use and held for sale under SFAS No. 121 has been retained, however SFAS No. 144 removes goodwill from the scope as goodwill is now subject to the provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. Assets held for sale or disposal must be stated at the lower of the assets’ carrying amounts or fair values and depreciation would no longer be recognized. Assets to be disposed of by sale would be classified as held for sale when management, having the authority to approve the action, commits to a plan to sell the assets meeting several strict criteria. The three-step approach for recognizing and measuring impairment of assets to be held and used under SFAS No. 121 remains applicable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years. We adopted SFAS No. 144 on January 1, 2002, and it did not have a material effect on our earnings or financial position.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, also known as SFAS No. 145. SFAS No. 145 rescinds Statements of Financial Accounting Standards No. 4 and 64 that required gains and losses from extinguishment of debt be classified as extraordinary items. SFAS No. 145 also rescinds Statement of Financial Accounting Standards No. 44 that provided transition provisions related to the Motor Carrier Act of 1980. SFAS No. 145 amended Statement of Financial Accounting Standards No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002. We adopted SFAS No. 145 and it did not have a material effect on our earnings or financial position.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, also known as SFAS No. 146, in which liabilities for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liabilities are incurred. SFAS No. 146 eliminated the recognition of certain costs associated with exit or disposal activities that were previously recognized as liabilities at a plan (commitment) date under Emerging Issues Task Force Issue No. 94-3 that did not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 will not have a material effect on our earnings or financial position.

      In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions — an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, also known as SFAS No. 147, to remove acquisitions of financial institutions from the scope of both FASB Statement No. 72 and FASB Interpretation No. 9. SFAS No. 147 now requires that acquisitions of financial institutions be accounted for in accordance with SFAS No. 141 and 142. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. Consequently, customer-relationship intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. SFAS No. 147 is effective for acquisitions made on or after October 1, 2002 and is effective for measurement of impairment of long-lived assets on October 1, 2002. We adopted SFAS No. 147 on October 1, 2002 and it did not have a material effect on our earnings or financial position.

      In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the method used on reported results. SFAS No. 148 provides two additional transition methods for entities that adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, also know as SFAS No. 123. Both of these methods avoid the ramp-up effects arising from prospective application of the fair value based method. SFAS No. 148 does not permit the use of the original SFAS No. 123 method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. This statement also requires disclosure of comparable information for all companies regardless of which method of accounting for stock-based employee compensation. SFAS No. 148 improves the timeliness of disclosures by requiring their inclusion in financial reports for interim periods. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 on December 31, 2002, and expect to adopt the prospective application method of transition to the fair value based method of accounting for stock options in the first quarter of 2003. Neither the disclosure adoption nor the accounting adoption will have a material effect on our earnings or financial position.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, also known as FIN

No. 45. FIN No. 45 will require that guarantees meeting the characteristics described in FIN No. 45 be recognized and initially measured at fair value. In addition, FIN No. 45 will require new disclosures by guarantors, even if the likelihood of the guarantor making payments under the guarantee is remote. The disclosure provisions of FIN No. 45 are effective for fiscal years ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted FIN No. 45 on December 15, 2002 and it did not have a material effect on our earnings or financial position.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, also known as FIN No. 46. FIN No. 46 changes the consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to the majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In addition, FIN No. 46 requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN No. 46 will not have a material effect on our earnings or financial position.

Note 2 — Investment Securities Available for Sale

      Investment securities available for sale is comprised of owner trust certificates retained on securitization transactions treated as sales. The balances of these investment securities were $3.3 million and $4.7 million at December 31, 2002 and 2001, respectively. The book value of these investment securities approximates fair value. As of December 31, 2002, $3.3 million had stated maturity dates of one to five years.

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

      Net contracts receivable consisted of the following:

	December 31,

	2002	2001

	(Dollars in thousands)
Contracts	$7,890,389	$5,200,244
Unearned discounts	(81,838)	(81,615)

Net contracts	7,808,551	5,118,629
Allowance for credit losses	(220,210)	(131,827)
Dealer participation, net of deferred contract fees	141,572	97,089

Net contracts receivable	$7,729,913	$5,083,891

      Contracts managed by us totaled $9.4 billion and $8.2 billion at December 31, 2002 and 2001, respectively. Of the $9.4 billion contracts managed at December 31, 2002, $7.8 billion were owned by us, $1.1 billion were owned by Westcorp, our ultimate parent, and $525 million were owned by securitization trusts. Of the $8.2 billion contracts managed at December 31, 2001, $5.2 billion were owned by us, $1.8 billion were owned by Westcorp, and $1.2 billion were owned by securitization trusts.

Note 4 — Allowance for Credit Losses

      Changes in the allowance for credit losses were as follows:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Balance at beginning of period	$131,827	$71,308	$36,682
Provision for credit losses	249,093	144,130	68,962
Chargeoffs	(207,713)	(110,359)	(47,929)
Write-down of nonperforming assets(1)	(2,880)	(4,583)
Recoveries	49,883	31,331	13,593

Balance at end of period	$220,210	$131,827	$71,308

(1)	The write-down of nonperforming assets represents specific reserves established on accounts that file for Chapter 13 Bankruptcy and are greater than 120 days delinquent. To the extent that these accounts do not perform under the court ordered plan, these specific reserves are reversed and the account is charged off.

Note 5 — Retained Interest in Securitized Assets

      None of our securitization transactions in 2002 or 2001 were treated as sales. Therefore, we did not record any retained interest in securitized assets.

      The following table presents the activity of the RISA:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Balance at beginning of period	$37,392	$111,558	$167,277
Additions			19,240
Amortization	(36,461)	(75,546)	(75,958)
Change in unrealized gain/loss on RISA(1)	(931)	1,380	999

Balance at end of period(2)	$0	$37,392	$111,558

(1)	The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are other than temporary in nature and impact the value of the RISA. Such other than temporary differences are immediately recognized in income as a component of retained interest income.

(2)	There were no restrictions on the RISA.

      The following table summarizes certain cash flows received from and paid to securitization trusts on securitization transactions treated as sales and on whole loan sales:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Proceeds		$1,370,000	$2,050,000
Excess cash flows from trust	$6,656	47,357	127,294
Servicing fees received	61,830	85,845	57,718
Servicing advances	34,317	26,191	39,097
Repayments on servicing advances	27,194	28,222	49,825

      The balance of contracts 30 days or more delinquent included in such securitization trusts totaled $93.7 million and $144 million at December 31, 2002 and 2001, respectively. Net chargeoffs for these securitization trusts totaled $87.0 million, $93.2 million and $81.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 6 — Premises and Equipment

      Premises and equipment consisted of the following:

	December 31,

	2002	2001

	(Dollars in thousands)
Land	$2,017	$2,017
Buildings and improvements	13,733	13,727
Computers and software	51,455	44,008
Furniture and equipment	12,066	10,657
Other	292	306

	79,563	70,715
Less: accumulated depreciation	47,479	36,889

	$32,084	$33,826

Note 7 — Intercompany Agreements

      We borrowed $150 million from the Bank under the terms of a $150 million note at a rate of 8.875% per annum with a maturity date in August 2007. We had amounts outstanding on this note of $108 million and $67.5 million as of December 31, 2002 and 2001, respectively. Interest payments on this note are due quarterly, in arrears. Interest expense on the note totaled $12.4 million, $10.1 million, and $12.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      During 2001, we made a final paydown of $11.2 million on a note payable to the Bank with a maturity date in April 2003. Under the original terms of the note, interest payments on the note were due quarterly, in arrears, at a rate of 7.25% per annum. Interest expense on the note was $0.5 million and $1.5 million for the years ended December 31, 2001 and 2000, respectively.

      We borrowed $300 million under the terms of a $300 million note in May 2002. This note matures on May 15, 2012. Interest payments on the $300 million note are due semi-annually, in arrears, calculated at the rate of 10.25% per annum. Pursuant to the terms of this note, WFS may not incur any other indebtedness which is senior to the obligations evidenced by this note except for (i) indebtedness under the $150 million note (ii) indebtedness collateralized or secured under the $1.8 billion line of credit and (iii) indebtedness for similar types of warehouse lines of credit. There was $300 million outstanding on this note at December 31, 2002. Interest expense on this note totaled $20.3 million for the year ended December 31, 2002.

      We have a secured line of credit from the Bank permitting us to draw up to $1.8 billion as needed to be used in our operations. The secured line of credit terminates on December 31, 2004, although the term may be extended by us for additional periods of up to 60 months. There was no amount outstanding on this line of credit at December 31, 2002 compared to amounts outstanding of $374 million and $236 million at December 31, 2001 and 2000, respectively. On November 30, 2001 and August 8, 2002, our subsidiaries entered into lines of credit with the Bank. These lines permit us to draw up to a total of $255 million to fund our initial deposits to spread accounts on securitization transactions. Of the total $255 million, $10 million terminates on December 1, 2006 and $245 million terminates on January 1, 2010, although the terms may be extended by us for additional periods of up to 60 months. At December 31, 2002, the amount outstanding on these lines of credit totaled $62.0 million compared with $47.3 million outstanding at December 31 2001.

      The $1.8 billion line of credit carries an interest rate based on the one-month LIBOR and an interest spread of 125 basis points when unsecured and 90 basis points when secured. The Bank has the right under this line of credit to refuse to permit additional amounts to be drawn if, in the Bank’s discretion, the amount sought to be drawn will not be used to finance the purchase of contracts or other working capital requirements. The $255 million in lines of credit held by our subsidiaries with the Bank carry an interest rate based on one-month LIBOR and an interest spread of 112.5 basis points when unsecured and 62.5 basis points when secured. Interest on the amounts outstanding under the lines of credit is paid monthly, in arrears, and is calculated on the daily average amount outstanding that month. Interest expense totaled $3.0 million, $8.9 million and $37.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average interest rates for the lines of credit were 2.74%, 4.43% and 7.09% for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average interest rates for the lines of credit were 2.55%, 3.08% and 7.44% at December 31, 2002, 2001 and 2000, respectively.

      We also invest our excess cash at the Bank at an interest rate based on the federal composite commercial paper rate. The weighted average interest rates were 1.77%, 3.8% and 6.58% for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average interest rates were 1.44% at December 31, 2002, compared to 6.53% at December 31, 2000. We held no excess cash at the Bank at December 31, 2001. Interest income earned under this agreement totaled $10.2 million, $4.9 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      We have entered into certain management agreements with the Bank and Westcorp pursuant to which we pay a portion of certain costs and expenses incurred by the Bank and Westcorp with respect to services or facilities of the Bank and Westcorp used by us or our subsidiaries, including our principal office facilities, our field offices, and overhead and associate benefits pertaining to Bank and Westcorp associates who also provide services to us or our subsidiaries. Additionally, as part of these management agreements, the Bank and Westcorp have agreed to reimburse us for similar costs incurred. Net amounts paid to us by the Bank, Westcorp and their affiliates under these agreements were $6.4 million, $5.9 million and $2.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      In connection with our securitization transactions, we entered into a reinvestment contract with the Bank which allows us access to the cash flows of each of the outstanding securitization transactions and the cash held in each spread account for each of those transactions. We are permitted to use that cash as we determine, including in our ordinary business activities. We paid the Bank $1.2 million, $1.1 million, and $0.7 million for the years ended December 31, 2002, 2001 and 2000, respectively, pursuant to these agreements.

Note 8 — Notes Payable on Automobile Secured Financing

      For the years ended December 31, 2002 and 2001, we issued $6.9 billion and $4.2 billion of notes secured by contracts, of which $6.2 billion and $3.6 billion was through public transactions and $775 million and $650 million, respectively, was through a conduit facility. We had no amount outstanding on the conduit facility at December 31, 2002 compared with $650 million at December 31, 2001. We terminated our $650 million and $775 million conduit facilities in March 2002 and May 2002, respectively.

      Interest payments on the public transactions based on the respective note’s interest rate are due either monthly or quarterly, in arrears. Interest payments on the conduit facilities were due monthly, in arrears, based on the respective note’s interest rate. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $313 million for the year ended December 31, 2002, compared with $216 million and $87.0 million for the years ended December 31, 2001 and 2000, respectively.

      At December 31, 2002, the stated maturities of our notes payable on automobile secured financing and their weighted average interest rates, including the effect of interest rate swap agreements on variable rate notes payable, were as follows:

		Weighted
	(Dollars in	Average
	thousands)	Interest Rate

2003	$440,595	1.74%
2004	67,719	7.69
2005	1,761,946	3.24
2006	1,183,716	4.86
2007	1,518,269	3.40
Thereafter	2,350,935	4.91

	$7,323,180	3.98%

Note 9 — Whole Loan Sales

      We sold $1.4 billion of contracts to Westcorp in whole loan sales for the years ended December 31, 2001 and 2000. We continue to service the contracts pursuant to servicing agreements. We recorded cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities, of $6.7 million and $6.0 million related to the contracts sold in 2001 and 2000, respectively.

Note 10 — Commitments and Contingencies

      Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more were as follows:

December 31, 2002

(Dollars in thousands)
2003	$5,427
2004	5,151
2005	4,233
2006	2,244
2007	1,470
Thereafter	1,720

$20,245

      In certain cases, these agreements include various renewal options and contingent rental agreements. Rental expense for premises and equipment totaled $5.6 million, $5.4 million and $4.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      We have pledged certain contracts in amounts totaling $474 million and $441 million as of December 31, 2002 and 2001, respectively, relative to amounts held on behalf of trustee including amounts related to securitization transactions treated as secured financings.

      We or our subsidiaries are involved as a party in certain legal proceedings incidental to our business. We do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Note 11 — Accumulated Other Comprehensive Loss, Net of Tax

      The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	December 31,

	2002	2001

	(Dollars in thousands)
Unrealized gain on RISA		$549
Unrealized loss on interest rate swaps(1)	$(34,607)	(18,733)
Realized loss on settled cash flow hedges(1)	(19,219)	(11,138)

Total accumulated other comprehensive loss	$(53,826)	$(29,322)

(1)	All cash flow hedges are structured to hedge future interest payments on borrowings.

Note 12 — Equity Offerings

      We completed rights offerings in March 2002 and May 2001 which raised $110 million and $116 million of equity through the issuance of 6.1 million and 6.4 million additional common shares at a price of $18.00 and $18.25 per share, respectively. With the completion of the March 2002 offering, the number of our common shares issued and outstanding increased by 18% to 41.1 million shares, compared with an increase of 22% to 35.0 million shares in May 2001.

      Of the 6.1 million and 6.4 million additional common shares issued in 2002 and 2001, the Bank purchased 5.2 million and 5.3 million shares in the amount of $94.4 million and $96.5 million, respectively. At December 31, 2002, the Bank owned 84% of our common stock.

Note 13 — Servicing Income

      Servicing income consisted of the following components:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Fee income	$87,277	$72,820	$61,772
Contractual servicing income	61,830	85,845	57,718
Retained interest (expense) income, net of RISA amortization	(29,805)	(27,839)	51,429

Total servicing income	$119,302	$130,826	$170,919

      Fee income consists primarily of documentation fees, late charges, deferment fees and other servicing fees. Additional servicing fees received by us from Westcorp relating to the whole loan sales totaled approximately $51.1 million and $62.8 million for the years ended December 31, 2002 and 2001, respectively, and are included in contractual servicing income. Contractual servicing income received by us relating to sales to securitization trusts totaled approximately $10.7 million and $23.0 million for the years ended December 31, 2002 and 2001, respectively. According to the terms of each securitization transaction, contractual servicing income is earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized.

Note 14 — Employee Benefit Plans

      We participate in Westcorp’s three employee benefit plans, which vary on the types of associates covered and the benefits received. These plans include the Westcorp Employee Stock Ownership and Salary Savings Plan, the Executive Deferral Plan, and the Long Term Incentive Plan.

      The Westcorp Employee Stock Ownership Plan, also known as the ESOP, covers essentially all associates who have completed six months of service, excluding contract or temporary employees.

Contributions to the ESOP are discretionary and determined by the Board of Directors of Westcorp within limits set forth under the Employee Retirement Income Security Act of 1974. These contributions are allocated to the associate’s account based upon years of service and annual compensation. All shares purchased by the ESOP are allocated to associates who participate in the ESOP. The Salary Savings Plan, also known as the 401(k) Plan, covers essentially all associates who have completed three months of service, excluding contract or temporary employees. Contributions to the 401(k) Plan are guaranteed and based on a fixed percent of the associate’s payroll deferral for the calendar year. Contributions to the ESOP and 401(k) Plan totaled $2.8 million, $8.4 million and $8.0 million in 2002, 2001 and 2000, respectively. Compensation expense related to the ESOP and 401(k) Plan totaled $1.4 million, $4.8 million and $7.3 million in 2002, 2001 and 2000, respectively. As of December 31, 2002, the ESOP and 401(k) plan held a total of 1,927,643 shares of Westcorp’s common stock.

      The Executive Deferral Plan, also known as the EDP, covers a select group of our management or highly compensated associates as determined by Westcorp’s Board of Directors. The EDP is designed to allow participants to defer a portion of their compensation on a pre-tax basis and earn tax-deferred interest on these deferrals. The EDP also provides for us to match portions of the amounts contributed by our associates at the discretion of Westcorp’s Board of Directors. For the year ended December 31, 2002, expense related to the EDP for Westcorp and its subsidiaries totaled $0.7 million compared with $0.3 million and $0.5 million for the years ended December 31, 2001 and 2000, respectively.

      The Long Term Incentive Plan, also known as the LTIP, covers certain key executive officers in which such officers will be entitled to receive a fixed incentive amount provided that Westcorp’s tangible net book value per common share as of December 31, 2004 equals or exceeds $28.08, as adjusted at Westcorp’s sole discretion, and the executive officer remains continuously employed by Westcorp or its subsidiaries through April 30, 2005. Westcorp expensed $0.8 million and $0.9 million in 2002 and 2001, respectively, related to the LTIP.

Note 15 — Stock Options

      In 1996, we reserved 550,000 shares of common stock for future issuance to certain associates under an incentive stock option plan, also known as the Stock Options Plan. In 1997, we reserved an additional 550,000 shares of common stock for future issuance under the Stock Options Plan. The options may be exercised within seven years after the date of grant. There were 807,212 shares available for future grants at December 31, 2002. The weighted average life of the options outstanding at December 31, 2002 was 2.7 years and the exercise prices were either $6.94 or $13.00 per share. No options have been issued under this plan since 1998.

      Options outstanding and exercisable at December 31, 2002 were as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$6.94	67,812	2.71	$6.94	67,812	$6.94
13.00	2,875	1.83	13.00	2,875	13.00

6.94 — 13.00	70,687	2.68	$7.18	70,687	$7.18

      Stock option activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2000.	218,968	$7.47
Granted
Exercised	(24,881)	6.94
Canceled	(10,739)	13.74

Outstanding at December 31, 2000	183,348	7.18
Granted
Exercised	(47,503)	7.37
Canceled	(2,805)	6.94

Outstanding at December 31, 2001	133,040	7.11
Granted
Exercised	(61,929)	7.04
Canceled	(424)	6.94

Outstanding at December 31, 2002	70,687	$7.18

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. Nonetheless, the fair value of options outstanding was estimated at the date of grant using the Black-Scholes option pricing model.

      We elected to follow Accounting Principles Board Opinion No. 25, also known as APB No. 25, and related Interpretations in accounting for our employee stock options. Under APB No. 25, the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant and, therefore, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that statement.

      Pro forma net income and diluted earnings per share for the respective periods were as follows:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands,
	except per share amounts)
Net income	$82,090	$61,648	$66,372

Stock based compensation included above
Stock based compensation that would be included	62	81	99

Pro forma net income	$82,028	$61,567	$66,273

Earnings per share — basic	$2.06	$1.91	$2.36
Earnings per share — diluted	2.05	1.90	2.35
Pro forma earnings per share — basic	2.05	1.91	2.35
Pro forma earnings per share — diluted	2.05	1.91	2.35

      The difference between our pro forma net income and diluted earnings per share and our reported net income and earnings per share is immaterial.

Note 16 — Dividends

      We have not declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. We are not currently under any regulatory or contractual limitations on our ability to declare or pay dividends.

Note 17 — Income Taxes

      Income tax expense consisted of the following:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Current:
Federal	$78,502	$68,625	$39,404
State	15,274	10,007	8,227

	93,776	78,632	47,631

Deferred:
Federal	(37,165)	(34,817)	(4,396)
State	(10,459)	(4,312)	981

	(47,624)	(39,129)	(3,415)

	$46,152	$39,503	$44,216

      A reconciliation of total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Tax at statutory rate	$44,885	$35,403	$38,706
State tax (net of federal tax benefit)	3,130	3,701	5,985
Other	(1,863)	399	(475)

	$46,152	$39,503	$44,216

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

      Significant components of our deferred tax assets and liabilities were as follows:

	December 31,

	2002	2001

	(Dollars in thousands)
Deferred tax assets:
Reserves for credit losses	$80,673	$45,760
State tax deferred benefit	4,464	6,412
Deferred compensation accrual	1,505	1,834
Tax basis difference — derivatives	37,404	20,758
Other assets	7,412	1,418

Total deferred tax assets	131,458	76,182
Deferred tax liabilities:
Accelerated depreciation for tax purposes	(700)	(945)
Asset securitization income recognized for book purposes		(12,176)
Tax basis difference — marketable securities		(382)
Other liabilities	(18,448)	(15,021)

Total deferred tax liabilities	(19,148)	(28,524)

Net deferred tax assets	$112,310	$47,658

Note 18 — Fair Value of Financial Instruments

      The estimated fair values of our financial instruments were as follows:

	December 31,

	2002		2001

	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value

		(Dollars in thousands)
Financial assets:
Cash and due from banks	$715,807	$715,807	$30,100	$30,100
Investment securities available for sale	3,348	3,348	4,668	4,668
Contracts receivable	7,950,123	8,850,736	5,215,718	5,736,193
Retained interest in securitized assets			37,392	37,392
Financial instrument agreements held for purposes other than trading:
Interest rate swap agreements	(59,244)	(59,244)	(31,751)	(31,751)
Financial liabilities:
Lines of credit — parent	62,048	62,111	67,500	69,786
Notes payable on automobile secured financing	7,323,180	7,567,612	4,005,925	4,084,091
Notes payable — parent	408,010	426,738	421,175	421,294
Amounts held on behalf of trustee	298,863	298,863	476,910	476,910

Note 19 — Financial Instrument Agreements

      Our interest rate swap agreements are with counterparties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount and a specified index. We pay a fixed interest rate and receive a floating interest rate on all of our interest rate swap agreements. At December 31, 2002 the terms of our interest rate swap agreements were to pay a weighted average fixed rate of 3.6%, and to receive a weighted average variable rate of 1.6%, with expiration dates ranging from 2005 to 2010 and collateral requirements generally ranging from 3% to 4%. At December 31, 2001, the terms of our interest rate swap agreements were to pay a weighted average fixed rate of 5.2%, and to receive a weighted average variable rate of 2.4%, with expiration dates ranging from 2004 to 2006 and collateral requirements generally ranging from 3% to 4%. Variable interest rates may change in the future.

      Notional amounts do not represent amounts exchanged with counterparties and, thus are not a measure of our exposure to loss through our use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

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

      For the year ended December 31, 2002, the unrealized loss on cash flow hedges was $59.2 million, net of taxes of $41.2 million, compared to $42.2 million, net of taxes of $29.4 million, for the year ended December 31, 2001. We reclassified $35.3 million and $8.4 million, net of tax, into earnings which is included in interest expense on the Consolidated Statements of Income for the years ended December 31, 2002 and 2001, respectively. The amount recognized in earnings due to ineffectiveness was immaterial. In 2001, as a result of selling contracts in a whole loan sale rather than securitizing them in a secured financing transaction, we reclassified into earnings approximately $4.0 million, net of tax, of deferred losses from accumulated other comprehensive income (loss) related to hedges of future interest payments on the forecasted secured financing. The hedge loss was netted against the gain on sale on the Consolidated Statements of Income. We estimate that we will reclassify into earnings during the next twelve months approximately $7 million to $10 million of the unrealized loss on these instruments that was recorded in accumulated other comprehensive loss as of December 31, 2002.

Note 20 — Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands, except per share amounts)
Basic:
Net income	$82,090	$61,648	$66,372
Average basic common shares outstanding	39,945,285	32,308,649	28,178,151
Net income per common share — basic	$2.06	$1.91	$2.36
Diluted:
Net income	$82,090	$61,648	$66,372
Average basic common shares outstanding	39,945,285	32,308,649	28,178,151
Stock option adjustment	49,239	89,708	105,584
Average diluted common shares outstanding	39,993,524	32,398,357	28,283,735
Net income per common share — diluted	$2.05	$1.90	$2.35

Note 21 — Subsequent Events (Unaudited)

      On February 27, 2003, we completed the issuance of $1.3 billion of notes secured by contracts through a securitization transaction accounted for as a secured financing. The senior notes issued are credit enhanced through the issuance of subordinated notes.

      Effective January 1, 2003, we regained control over assets of the trusts for all of our outstanding securitization transactions treated as sales for accounting purposes, excluding loans sold in whole loan sales.

We regained control of these assets when each trust was given the ability to invest in financial assets not related to the securitization of contracts. In accordance with Emerging Issues Task Force 02-9, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold, we recorded $525 million of automobile contracts and the related notes payable on automobile secured financings on our Consolidated Statements of Financial Condition and have eliminated all remaining amounts due from trusts and amounts held on behalf of trustee for these transactions. We will no longer recognize retained interest income or expense or contractual servicing income for these securitization transactions on our Consolidated Statements of Income. Rather, we will recognize interest income on automobile contracts held in these trusts and record interest expense on notes payable on automobile secured financings.

Note 22 — Quarterly Results of Operations (Unaudited)

      The following is a summary of unaudited quarterly results of operations for the periods ended December 31, 2002 and 2001. Certain quarterly amounts have been adjusted to conform with the year-end presentation.

	For the Three Months Ended

	March 31	June 30	September 30	December 31

	(Dollars in thousands, except per share amounts)
2002
Interest income	$171,432	$197,867	$220,285	$230,865
Interest expense	68,554	86,980	95,849	98,129
Net interest income	102,878	110,887	124,436	132,736
Provision for credit losses	49,708	50,680	63,098	85,607
Income before income tax	30,211	35,965	38,846	23,220
Income tax	11,997	13,461	15,505	5,189
Net income	18,214	22,504	23,341	18,031
Earnings per common share — basic	0.50	0.55	0.57	0.44
Earnings per common share — diluted	0.50	0.55	0.57	0.44
2001
Interest income	$122,329	$124,586	$139,731	$159,136
Interest expense	56,952	55,642	58,445	61,737
Net interest income	65,377	68,944	81,286	97,399
Provision for credit losses	20,068	32,026	41,179	50,857
Income before income tax	31,374	32,451	15,365	21,961
Income tax	12,606	12,908	6,024	7,965
Net income	18,768	19,543	9,341	13,996
Earnings per common share — basic	0.66	0.63	0.27	0.40
Earnings per common share — diluted	0.66	0.63	0.27	0.40

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

4	Specimen WFS Financial Inc Common Stock Certificate(5)
10.1	Westcorp Incentive Stock Option Plan(2)
10.2	Westcorp Employee Stock Ownership and Salary Savings Plan(3)
10.3	Westcorp 1991 Stock Option Plan(4)
10.3.1	Westcorp 2001 Stock Option Plan
10.4	1985 Executive Deferral Plan(1)
10.5	2000 Executive Deferral Plan V(12)
10.6	Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank, dated November 30, 2001(12)
10.6.1	Amended Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank, dated June 1, 2002
10.6.2	First Amendment dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank
10.7	Transfer Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.8	Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.9	Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank, dated June 15, 1999(11)
10.9.1	Amendment No. 1, dated as of August 1, 1999, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(11)
10.9.2	Amendment No. 2, dated May 23, 2000, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(15)
10.9.3	Amendment No. 3, dated January 1, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10.9.4	Amendment No. 4, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10.10	Tax Sharing Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated January 1, 1994(1)
10.10.1	Amended and restated tax sharing agreement between Westcorp and Subsidiaries, dated September 30, 2002
10.11	Master Reinvestment Contract between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.12	Amendment No. 1, dated as of June 1, 1995, to the Restated Master Reinvestment Reimbursement Agreement(10)
10.13	Amended and Restated Master Collateral Assignment Agreement, dated as of March 1, 2000(11)
10.14	Form of WFS Financial Inc Dealer Agreement(5)
10.15	Form of WFS Financial Inc Loan Application(5)
10.16	Westcorp Employee Stock Ownership and Salary Savings Plan(7)
10.16.1	Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan, dated January 1, 2001(12)
10.16.2	Amendment No. 1, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(12)
10.16.3	Amendment No. 2, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(12)
10.17	Amended and Restated WFS 1996 Incentive Stock Option Plan(6)

Exhibit
No.	Description of Exhibit

10.18	Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated August 1, 1997(10)
10.18.1	Amendment No. 1, dated February 23, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10.18.2	Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10.18.3	Amendment No. 3, dated January 1, 2002, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank
10.19	Short-term Investment Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated January 1, 1996(10)
10.19.1	Amendment No. 1, dated January 1, 2002, to the Short-term Investment Agreement between WFS Financial Inc and Western Financial Bank, F.S.B.
10.20	Allocation Agreement between WFS Financial Inc, Western Financial Bank, F.S.B., Westcorp, and their subsidiaries dated January 1, 2002
10.20.1	First Amendment, dated August 1, 2002, to the Allocation Agreement between WFS Financial Inc, Western Financial Bank, F.S.B., Westcorp, and their subsidiaries dated January 1, 2002
10.21	Employment Agreement(8)(9)
10.22	Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank, dated November 30, 2001(12)
10.22.1	Amended Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank, dated June 1, 2002
10.22.2	First Amendment, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank
10.23	Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank, dated November 30, 2001(12)
10.23.1	Amended Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank, dated June 1, 2002
10.23.2	Amendment No. 1, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank
10.24	Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank, dated August 8, 2002
10.24.1	Amendment No. 1, dated November 7, 2002, to the Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank
10.25	Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated May 3, 2002
10.26	Customer List Agreement between Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency, dated May 15, 1998
10.26.1	Amendment No. 1, dated September 26, 2002, to the Customer List Agreement between Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency
10.27	Interest Rate Swap Guarantee Agreement between Western Financial Bank, WFS Financial Inc, and WFS Receivables Corporation, dated August 30, 2002
10.28	Security Agreement between WFS Receivable Corporation 2, WFS Financial Inc, and Western Financial Bank, dated March 21, 2002
10.29	Referral Agreement between Western Financial Bank, Westfin Insurance Agency and WFS Financial Inc, dated September 16, 2002
10.30	Future Interest Payment Hedge Guarantee and Reimbursement Agreement between Western Financial Bank and WFS Financial Inc, dated September 19, 2002

Exhibit
No.	Description of Exhibit

10.31	Logo License Agreement between Western Financial Bank, Westcorp, WFS Financial Inc, Western Consumer Products, WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Receivables Corporation 3, WFS Financial Auto Loans, Inc., The Hammond Company, The Mortgage Bankers, WFS Funding Inc., WFS Investments, Inc., Westran Services Corporation, WestFin Insurance Agency, Inc., Western Auto Investments, Inc., Western Consumer Services, Inc., Westhrift Life Insurance Entity, Inc., Western Reconveyance Entity, Inc., and WFS Web Investments, Inc.
10.32	Travel Services Agreement between Westran Services Corp. and Westcorp, Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency, Inc., dated August 28, 2002
10.33	Secured Deposit Account Agreement between Western Financial Bank and WFS Receivables Corporation, dated October 17, 2002
10.34	Annuity Licensing Fee Agreement between Westfin Insurance Agency, Inc. and Western Financial Bank, dated September 9, 2002
10.35	Sublease Agreement between WFS Financial Inc, and WFS Receivable Corporation, WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc., dated March 21, 2002
10.35.1	First Amendment to Sublease Agreement between WFS Financial Inc, and WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc. dated September 1, 2002
10.36	Collateral Protection Insurance Agreement between Westfin Insurance Agency and WFS Financial Inc, dated September 2002
21.1	Subsidiaries of WFS Financial Inc.
23.1	Consent of Independent Auditors, Ernst & Young LLP
99.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibits previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-4295), filed May 2, 1986 incorporated herein by reference under Exhibit Number indicated.

(3)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Number indicated.

(4)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991 incorporated herein by reference under Exhibit Number indicated.

(5)	Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc. Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference under Exhibit Number indicated.

(6)	Exhibit previously filed as Exhibit 4.1 to the WFS Registration Statement on Form S-8 (File No. 333-40121), filed November 13, 1997, and incorporated herein by reference.

(7)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039), filed August 29, 1996 incorporated herein by reference under Exhibit Number indicated.

(8)	Employment Agreement dated February 27, 1998 between WFS Financial Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(9)	Employment Agreement, dated November 15, 1998 between WFS Financial Inc, Westcorp and Mark Olson (will be provided to the SEC upon request).

(10)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(11)	Exhibits previously filed with WFS Financial Inc Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amended on January 20, 2000 incorporated by reference under Exhibit Number indicated.

(12)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 2001 as filed on or about March 29, 2002.