Form 10-Q
period 2003-03-31
WFS FINANCIAL INC
filed 2003-05-15
CIK 946343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period                    to

Commission file number 33-93068

WFS Financial Inc

(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0291646

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 Pasteur, Irvine, California 92618-3816

(Address of principal executive offices)

(949) 727-1002

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☒   No   ☐

As of April 30, 2003 the registrant had 41,022,603 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 26.

WFS FINANCIAL INC AND SUBSIDIARIES

FORM 10-Q

March 31, 2003

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

The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	interest rate fluctuations, including hedging activities;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	our level of operating expenses;

•	the effect, interpretation, or application of new or existing laws, regulations and court decisions;

•	the availability of sources of funding;

•	the level of chargeoffs on the automobile contracts that we originate; and

•	significant litigation.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2003	December 31, 2002

	(Dollars in thousands)
ASSETS
Cash and due from banks	$792,166	$715,807
Contracts receivable	8,880,179	7,975,503
Allowance for credit losses	(244,089)	(227,673)

Contracts receivable, net	8,636,090	7,747,830
Amounts due from trusts		101,473
Premises and equipment, net	30,731	32,084
Other	172,192	192,509

TOTAL ASSETS	$9,631,179	$8,789,703

LIABILITIES
Lines of credit – parent	$39,103	$62,048
Notes payable on automobile secured financing	8,318,376	7,323,180
Notes payable – parent	404,470	408,010
Amounts held on behalf of trustee	130,624	298,863
Other	78,504	63,070

TOTAL LIABILITIES	8,971,077	8,155,171
SHAREHOLDERS’ EQUITY
Common stock (no par value; authorized 50,000,000 shares; issued and outstanding 41,022,603 shares at March 31, 2003 and 41,020,033 shares at December 31, 2002)	338,204	338,186
Paid-in capital	5,372	5,372
Retained earnings	369,415	344,800
Accumulated other comprehensive loss, net of tax	(52,889)	(53,826)

TOTAL SHAREHOLDERS’ EQUITY	660,102	634,532

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,631,179	$8,789,703

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands, except
	per share amounts)
Interest income:
Loans, including fees	$244,480	$170,798
Other	2,291	634

TOTAL INTEREST INCOME	246,771	171,432
Interest expense:
Notes payable on automobile secured financing	94,266	63,380
Other	10,685	5,174

TOTAL INTEREST EXPENSE	104,951	68,554

NET INTEREST INCOME	141,820	102,878
Provision for credit losses	72,795	49,708

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	69,025	53,170
Noninterest income:
Automobile servicing	29,277	27,247
Other	1,747	1,803

TOTAL NONINTEREST INCOME	31,024	29,050
Noninterest expense:
Salaries and employee benefits	36,402	31,624
Credit and collections	9,223	8,029
Data processing	4,239	4,261
Occupancy	3,320	3,253
Other	6,009	4,842

TOTAL NONINTEREST EXPENSE	59,193	52,009

INCOME BEFORE INCOME TAX	40,856	30,211
Income tax	16,241	11,997

NET INCOME	$24,615	$18,214

Earnings per common share:
Basic	$0.60	$0.50

Diluted	$0.60	$0.50

Weighted average number of common shares outstanding:
Basic	41,022,198	36,671,932

Diluted	41,065,341	36,732,122

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss)
	Shares	Stock	Capital	Earnings	Net of Tax	Total

	(Dollars in thousands, except share amounts)
Balance at January 1, 2002	34,820,178	$227,568	$4,337	$262,710	$(29,322)	$465,293
Net income				82,090		82,090
Unrealized losses on retained interest in securitized assets, net of tax (1)					(550)	(550)
Unrealized losses on cash flow hedges, net of tax (2)					(59,248)	(59,248)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax (3)					35,294	35,294

Comprehensive income						57,586
Issuance of common stock	6,199,855	110,618	1,035			111,653

Balance at December 31, 2002	41,020,033	338,186	5,372	344,800	(53,826)	634,532
Net income				24,615		24,615
Unrealized losses on cash flow hedges, net of tax (2)					(8,671)	(8,671)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax (3)					9,608	9,608

Comprehensive income						25,552
Issuance of common stock	2,570	18				18

Balance at March 31, 2003	41,022,603	$338,204	$5,372	$369,415	$(52,889)	$660,102

(1)	The pre-tax amount of unrealized gain on retained interest in securitized assets was $0.9 million for the year ended December 31, 2002.

(2)	The pre-tax amount of unrealized losses on cash flow hedges was $14.7 million for the three months ended March 31, 2003 and $100 million for the year ended December 31, 2002.

(3)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into net income was $16.3 million for the three months ended March 31, 2003 and $59.8 million for the year ended December 31, 2002.

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$24,615	$18,214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	72,795	49,708
Amortization of participation paid to dealers	22,770	15,424
Amortization of losses on cash flow hedges	4,531	5,116
Amortization of retained interest in securitized assets		14,378
Depreciation	2,821	2,721
Decrease in other assets	40,321	20,442
Increase (decrease) in other liabilities	10,065	(3,046)

NET CASH PROVIDED BY OPERATING ACTIVITIES	177,918	122,957
INVESTING ACTIVITIES
Contracts receivable:
Purchase of contracts	(1,352,053)	(1,265,526)
Participation paid to dealers	(31,955)	(29,603)
Contract payments and payoffs	924,715	546,220
Decrease in amounts due from trust		56,329
Purchase of premises and equipment	(1,463)	(1,300)

NET CASH USED IN INVESTING ACTIVITIES	(460,756)	(693,880)
FINANCING ACTIVITIES
Payments on lines of credit, net	(3,540)	(369,444)
Proceeds from notes payable on automobile secured financing	1,340,548	1,796,434
Payments on notes payable on automobile secured financing	(958,605)	(245,260)
(Payments on) proceeds from notes payable – parent	(22,945)	82,500
Increase (decrease) in amounts held on behalf of trustee	9,403	(59,959)
Proceeds from issuance of common stock	18	110,490
Payments on cash flow hedges	(5,682)	(1,638)

NET CASH PROVIDED BY FINANCING ACTIVITIES	359,197	1,313,123

INCREASE IN CASH AND DUE FROM BANKS	76,359	742,200
Cash and due from banks at beginning of period	715,807	30,100

CASH AND DUE FROM BANKS AT END OF PERIOD	$792,166	$772,300

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

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles, also known as GAAP, for complete financial statements.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in our Form 10-K.

During the first quarter of 2003, Chapter 13 Bankruptcy accounts greater than 120 days were reclassified to contracts receivable and the related reserves were reclassified to the allowance for credit losses on the Statement of Financial Condition. Previously, such amounts were reported as nonperforming assets and were included in other assets on the Statement of Financial Condition. The 2002 amounts have been reclassified accordingly. These loans were considered in the overall evaluation of the adequacy of our allowance for credit losses. See “Asset Quality — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Effective January 1, 2003, we regained control over assets of the trusts for all of our outstanding securitization transactions treated as sales for accounting purposes, excluding loans sold in whole loan sales. We regained control of these assets when each trust was given the ability to invest in financial assets not related to the securitization of contracts. In accordance with paragraph 55 of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 140, and Emerging Issues Task Force 02-9, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold, we recorded $525 million of automobile contracts and the related notes payable on automobile secured financings on our Consolidated Statements of Financial Condition and have eliminated all remaining amounts due from trusts and amounts held on behalf of trustee for these transactions. We will no longer recognize retained interest income or expense or contractual servicing income for these securitization transactions on our Consolidated Statements of Income. Rather, we will recognize interest income on automobile contracts held in these trusts and record interest expense on notes payable on automobile secured financings. These loans were considered in the overall evaluation of the adequacy of our allowance for credit losses. See “Asset Quality — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, also known as SFAS No. 148. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the method used on reported results. SFAS No. 148 provides two additional transition methods for entities that adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, also known as SFAS No. 123. Both of these methods avoid the ramp-up effects arising from prospective application of the fair value based method. SFAS No. 148 does not permit the use of the original SFAS No. 123 method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. This statement also requires disclosure of comparable information for all companies regardless of which method of accounting for stock-based employee compensation. SFAS No. 148 improves the timeliness of disclosures by requiring their inclusion in financial reports for interim periods. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 on December 31, 2002 and the prospective application method of transition to the fair value based method of accounting for stock options in the first quarter of 2003. Neither the adoption of the disclosure provisions nor the adoption of the fair value based method had a material effect on our earnings or financial position.

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

Net contracts receivable consisted of the following:

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
Contracts	$8,809,441	$7,915,769
Unearned discounts	(77,771)	(81,838)

Net contracts	8,731,670	7,833,931
Allowance for credit losses	(244,089)	(227,673)
Dealer participation, net of deferred contract fees	148,509	141,572

Net contracts receivable	$8,636,090	$7,747,830

Contracts managed by us totaled $9.7 billion and $9.4 billion at March 31, 2003 and December 31, 2002, respectively. Of the $9.7 billion contracts managed at March 31, 2003, $8.7 billion were owned by us and $1.0 billion were owned by Westcorp, our ultimate parent. Of the $9.4 billion contracts managed at December 31, 2002, $7.8 billion were owned by us, $1.1 billion were owned by Westcorp, and $525 million were owned by securitization trusts.

Note 3 – Allowance for Credit Losses

The following table sets forth the activity in the allowance for credit losses:

	For the Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands)
Balance at beginning of period	$227,673	$136,410
Chargeoffs	(75,201)	(45,358)
Recoveries	18,822	12,276

Net chargeoffs	(56,379)	(33,082)
Provision for credit losses	72,795	49,708

Balance at end of period	$244,089	$153,036

Ratio of allowance for credit losses to contracts at the end of the period	2.7%	2.6%
Ratio of net chargeoffs during the period to average contracts outstanding during the period	2.6%	2.4%

Note 4 – Notes Payable on Automobile Secured Financing

For the three months ended March 31, 2003 and 2002, we issued $1.3 billion and $2.6 billion of notes secured by contracts, respectively. The $1.3 billion issued during the first quarter of 2003 was through a public transaction. Of the $2.6 billion issued in 2002, $1.8 billion was through a public transaction and $775 million was through a conduit facility. We redeemed our $775 million conduit facility in May 2002. There were $8.3 billion of notes payable on automobile secured financing outstanding at March 31, 2003, compared with $7.3 billion at December 31, 2002.

Interest payments on the public transactions based on the respective note’s interest rate are due either monthly or quarterly, in arrears. Interest payments on the conduit facility were due monthly, in arrears, based on the respective note’s interest rate. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $94.3 million and $63.4 million for the three months ended March 31, 2003 and 2002, respectively.

Note 5 – Notes Payable – Parent

We borrowed $450 million from the Bank under the terms of a $300 million note and a $150 million note with rates of 10.25% and 8.875% per annum, respectively. We had amounts outstanding on the notes of $404 million at March 31, 2003, compared with $408 million at December 31, 2002. Interest payments on the notes totaled $10.0 million and $3.3 million for the three months ended March 31, 2003 and 2002, respectively.

Note 6 – Accumulated Other Comprehensive Loss, Net of Tax

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
Unrealized loss on interest rate swaps (1)	$(32,858)	$(34,607)
Realized loss on settled cash flow hedges (1)	(20,031)	(19,219)

Total accumulated other comprehensive loss	$(52,889)	$(53,826)

(1)	All cash flow hedges are structured to hedge future interest payments on borrowings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the nation’s largest independent automobile finance companies with 30 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with over $895 billion of loan and lease originations during 2002. We originate, service and securitize new and pre-owned automobile installment contracts, which are generated through our relationships with over 7,800 franchised and independent automobile dealers in 43 states. We originated $1.4 billion and $1.3 billion of automobile contracts during the three months ended March 31, 2003 and 2002, respectively, and managed a portfolio of $9.7 billion at March 31, 2003, compared with $9.4 billion at December 31, 2002.

Our primary sources of revenue are net interest income and servicing income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. The primary components of servicing income include late charges and other collection related fee income on managed contracts, and contractually specified servicing income on contracts in securitization transactions treated as sales for accounting purposes and whole loan sales. The primary components of operating expenses are salaries, credit and collection expenses and data processing costs.

Selected Financial Data

The following table presents summary unaudited financial data for the three months ended March 31, 2003 and 2002. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	For the Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands, except
	per share amounts)
Consolidated Statements of Operations Data:
Interest income	$246,771	$171,432
Interest expense	104,951	68,554

Net interest income	141,820	102,878
Provision for credit losses	72,795	49,708

Net interest income after provision for credit losses	69,025	53,170
Noninterest income	31,024	29,050
Noninterest expense	59,193	52,009

Income before income tax	40,856	30,211
Income tax	16,241	11,997

Net income	$24,615	$18,214

Earnings per common share — diluted	$0.60	$0.50

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Contracts receivable, net	$8,636,090	$7,747,830
Total assets	9,631,179	8,789,703
Lines of credit — parent	39,103	62,048
Notes payable — parent	404,470	408,010
Notes payable on automobile secured financing	8,318,376	7,323,180
Total shareholders’ equity	660,102	634,532

	For the Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands)
Other Selected Data:
Average assets	$9,352,622	$5,811,190
Return on average assets	1.04%	1.23%
Average shareholders’ equity (1)	$698,250	$524,351
Return on average shareholders’ equity (1)	14.10%	13.89%
Book value per share	$17.38	$15.20
Equity to asset ratio	7.40%	7.09%
Automobile contract originations	$1,352,053	$1,265,526
Interest rate spread	5.97%	7.37%

(1)	Accumulated other comprehensive loss excluded from shareholders’ equity

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

Securitization Transactions

Contracts sold by us to our special purpose entity subsidiaries in connection with a securitization transaction are treated as having been sold for bankruptcy purposes and as secured financings under generally accepted accounting principles, also known as GAAP. For GAAP purposes, the contracts are retained on the balance sheet with the securities issued to finance the contracts recorded as notes payable on automobile secured financing. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions.

As servicer of these contracts, we hold and remit funds collected from the borrowers on behalf of the trustee pursuant to reinvestment contracts that we have entered into. For loans sold to Westcorp which we continue to service, these amounts are reported as amounts held on behalf of trustee on our Consolidated Statements of Financial Condition.

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

Qualitative analyses include trends in chargeoffs over various time periods and at various statistical midpoints and high points, the severity of depreciated values of repossessions, trends in the number of days repossessions are held in inventory, trends in the number of contract modifications, trends in delinquency roll rates, trends in deficiency balance collections both internally and from collection agencies, trends in custom scores and the effectiveness of our custom scores, and trends in the economy generally or in specific geographic locations. Despite these analyses, we recognize that establishing allowance for credit losses is not an exact science and can be highly judgmental in nature.

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

All contracts that are 60 to 90 days delinquent are automatically classified as Special Mention. Any contract that is 90 or more days delinquent is automatically classified as Substandard. Any contract where the borrower has filed for bankruptcy or the vehicle has been repossessed by us and is subject to a redemption period is classified as Substandard, with the difference between the wholesale book value and contract balance classified as Loss. Any vehicles repossessed by us that have not been sold are recorded at fair value and classified as substandard.

The allowance for credit losses is reduced by net chargeoffs as well as decreases in required allowances due to sales of contracts and by lowering the level of required reserves based upon improved contract performance. The allowance for credit losses is increased by recording amounts to the provision for credit losses.

Derivatives and Hedging Activities

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements prior to closing the transaction. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gain or loss is amortized on a level yield basis over the duration of the notes issued.

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

We also enter into interest rate swap agreements or other derivatives that do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, also known as SFAS No. 133, or that we choose not to designate as hedges. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives and related income or expense is recorded to other noninterest income each month.

Results of Operations

Net Interest Income

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. For the three months ended March 31, 2003 and 2002, net interest income totaled $142 million and $103 million, respectively. The increase in net interest income was the result of us holding more contracts on the balance sheet even as overall net interest margins declined.

The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Three Months Ended
	March 31,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest earning assets:
Contracts receivable	$8,540,074	$244,480	11.61%	$5,456,551	$170,798	12.69%
Investment securities	679,230	2,291	1.37	125,416	634	2.05

Total interest earning assets	$9,219,304	246,771	10.86%	$5,581,967	171,432	12.46%
Interest bearing liabilities:
Lines of credit — parent	$56,925	345	2.46%	$251,071	$1,634	2.64%
Notes payable — parent	406,120	10,042	9.89	140,167	3,328	9.50
Notes payable on automobile secured financing	7,980,178	94,266	4.73	4,418,936	63,380	5.74
Other	136,517	298	0.87	581,975	212	0.15

Total interest bearing liabilities	$8,579,740	104,951	4.89%	$5,392,149	68,554	5.09%
Net interest income and interest rate spread		$141,820	5.97%		$102,878	7.37%

Net yield on average interest earning assets			6.30%			7.54%

The total interest rate spread decreased 140 basis points for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 due to a decrease of 160 basis points in the yield on interest earning assets combined with a 20 basis point decrease in the cost of funds. The decrease in the yield on interest earning assets in 2003 is primarily due to our shift to originating a higher percentage of prime credit quality contracts and a lower interest rate environment. The decrease in the cost of funds in 2003 compared with 2002 is primarily due to a lower interest rate environment. Net interest income increased as more contracts were held on the balance sheet.

The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	For the Three Months Ended March 31, 2003
	Compared to Three Months Ended March 31, 2002 (1)

	Volume	Rate	Total

	(Dollars in thousands)
Interest earning assets:
Contracts receivable	$166,473	$(92,791)	$73,682
Investment securities	3,128	(1,471)	1,657

Total interest earning assets	$169,601	$(94,262)	$75,339

Interest bearing liabilities:
Lines of credit — parent	$(1,185)	$(104)	$(1,289)
Notes payable — parent	6,572	142	6,714
Notes payable on automobile secured financing	98,617	(67,731)	30,886
Other	(1,140)	1,226	86

Total interest bearing liabilities	$102,864	$(66,467)	$36,397

Net change in net interest income			$38,942

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances.

Provision for Credit Losses

We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for contracts held on balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on such contracts or by reversing the allowance for credit losses through the provision for credit losses when the amount of contracts held on balance sheet is reduced from whole loan sales. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned portfolio that can be reasonably estimated.

The provision for credit losses was $72.8 million and $49.7 million for the three months ended March 31, 2003 and 2002, respectively. Net chargeoffs for the three months ended March 31, 2003 and 2002 were $56.4 million and $33.1 million, respectively. The increase in the provision for credit losses was a result of our loans held on balance sheet increasing by approximately $905 million or 11.3% from December 31, 2002 as well as an increase in chargeoffs due to the slowdown in the economy. The increase in our loans was due primarily to gaining control over the loans of the trusts for all of our outstanding securitization transactions previously treated as sales for accounting purposes as well as retaining loans originated during the quarter. For the three months ended March 31, 2003, we recorded $16.4 million in provisions for credit losses in excess of chargeoffs as a result of the transitional effects related to the elimination of off balance sheet accounting for securitizations. The allowance for credit losses as a percentage of owned loans outstanding was 2.8% at March 31, 2003, compared with 2.9% at December 31, 2002.

Contract Securitizations

Contract securitizations totaled $1.3 billion and $2.6 billion for the three months ended March 31, 2003 and 2002, respectively. The following table lists each of the securitizations we manage. All securitizations prior to 1998-C were paid in full on or before their contractual maturity dates.

	Securitizations

				Remaining			Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	March 31, 2003 (2)	Original Balance	Average APR	Securitization Rate	Spread(1)

			(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	$37,041	5.29%	14.42	5.81	8.61
1999-A	January, 1999	1,000,000	73,701	7.37	14.42	5.70	8.72
1999-B	July, 1999	1,000,000	130,953	13.10	14.62	6.36	8.26
1999-C	November, 1999	500,000	90,498	18.10	14.77	7.01	7.76
2000-A	March, 2000	1,200,000	246,618	20.55	14.66	7.28	7.38
2000-B	May, 2000	1,000,000	230,130	23.01	14.84	7.78	7.06
2000-C	August, 2000	1,390,000	405,542	29.18	15.04	7.32	7.72
2000-D	November, 2000	1,000,000	359,505	35.95	15.20	6.94	8.26
2001-A	January, 2001	1,000,000	396,633	39.66	14.87	5.77	9.10
2001-B	May, 2001	1,370,000	571,107	41.69	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	616,369	51.36	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	1,225,331	68.07	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	1,359,307	77.67	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	1,045,281	83.62	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	1,268,763	93.98	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	1,343,250	100.00	11.79	2.42	9.37

	Total	$30,064,680	$9,400,029

(1)	Represents the difference between the original weighted average annual percentage rate, also known as APR, and the estimated weighted average securitization rate on the closing date of the securitization.

(2)	Represents only the note payable amounts outstanding at the period indicated.

Operating Expenses

Total operating expenses were $59.2 million and $52.0 million for the three months ended March 31, 2003 and 2002, respectively. Operating costs as a percent of total revenues declined to 34% for the three months ended March 31, 2003, compared with 39% for the same period in 2002 as a result of fully amortizing our retained interest in securitized assets during 2002. Operating expenses as a percentage of average managed contracts were 2.5% for both the three months ended March 31, 2003 and 2002 as a result of higher collection related costs for the three months ended March 31, 2003.

Income Taxes

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 40% for both the three months ended March 31, 2003 and 2002.

Financial Condition

Contracts Receivable

We held a portfolio of contracts on balance sheet for investment that totaled $8.9 billion at March 31, 2003 and $8.0 billion at December 31, 2002. The increase is due to retaining contracts originated on our balance sheet and regaining control over all assets of the trusts for all our outstanding securitizations previously treated as sales for accounting purposes, excluding whole loan sales.

The following table presents a summary of our automobile contracts purchased:

	For the Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands)
New vehicles	$385,119	$323,267
Pre-owned vehicles	966,934	942,259

Total volume	$1,352,053	$1,265,526

Prime	$1,114,284	$1,005,287
Non-prime	237,769	260,239

Total volume	$1,352,053	$1,265,526

Asset Quality

We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances.

At March 31, 2003, the percentage of accounts delinquent 30 days or greater was 2.41% compared with 3.50% at December 31, 2002. We calculate delinquency based on the contractual due date. The improvement in delinquency is primarily the result of seasonal trends. For the three months ended March 31, 2003, net chargeoffs on average contracts managed were 2.86%, compared with 2.76% for the same period in 2002. The increase in credit loss experience is the result of the continued weakness in the economy.

The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and contracts that have been sold and/or securitized but are managed by us:

	March 31, 2003		December 31, 2002

	Amount	%	Amount	%

		(Dollars in thousands)
Contracts managed at end of period	$9,650,229		$9,389,974

Period of delinquency
30-59 days	$165,052	1.71%	$238,204	2.54%
60 days or more (1)	67,065	0.70	90,291	0.96

Total contracts delinquent and delinquencies as a percentage of contracts managed (1)	$232,117	2.41%	$328,495	3.50%

(1)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due of $44.1 million and $41.5 million at March 31, 2003 and December 31, 2002, respectively.

The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	March 31, 2003		December 31, 2002

	Number of		Number of
	Contracts	Amount	Contracts	Amount

	(Dollars in thousands)
Contracts managed	775,090	$9,650,229	757,269	$9,389,974

Repossessed vehicles	1,575	$10,966	2,375	$16,433

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.20%	0.11%	0.31%	0.18%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts:

	For the Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands)
Average contracts managed during period	$9,533,314	$8,273,297

Gross chargeoffs	$90,779	$79,792
Recoveries	22,598	22,633

Net chargeoffs	$68,181	$57,159

Net chargeoffs as a percentage of average contracts managed during period	2.86%	2.76%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

Cumulative Static Pool Loss Curves
At March 31, 2003

Period (1)	1998-C	1999-A	1999-B	1999-C	2000-A	2000-B	2000-C(3)	2000-D	2001-A	2001-B(3)	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.04%	0.04%	0.02%	0.03%	0.02%	0.04%	0.04%	0.03%	0.03%	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%
3	0.11%	0.11%	0.11%	0.10%	0.10%	0.09%	0.13%	0.11%	0.09%	0.10%	0.09%	0.06%	0.03%	0.06%	0.07%
4	0.23%	0.20%	0.26%	0.25%	0.20%	0.24%	0.27%	0.24%	0.20%	0.21%	0.20%	0.15%	0.10%	0.14%	0.16%
5	0.39%	0.33%	0.47%	0.40%	0.36%	0.39%	0.46%	0.39%	0.33%	0.33%	0.35%	0.29%	0.18%	0.27%	0.26%
6	0.50%	0.46%	0.66%	0.56%	0.55%	0.59%	0.65%	0.54%	0.50%	0.50%	0.49%	0.43%	0.32%	0.44%
7	0.61%	0.62%	0.87%	0.71%	0.71%	0.78%	0.81%	0.74%	0.70%	0.69%	0.65%	0.60%	0.49%	0.57%
8	0.75%	0.76%	1.00%	0.86%	0.91%	0.99%	0.93%	0.93%	0.84%	0.87%	0.81%	0.84%	0.66%	0.70%
9	0.86%	0.92%	1.13%	1.01%	1.10%	1.17%	1.07%	1.13%	1.04%	1.05%	0.95%	1.06%	0.82%
10	1.00%	1.11%	1.24%	1.14%	1.27%	1.33%	1.24%	1.34%	1.24%	1.22%	1.07%	1.28%	0.96%
11	1.17%	1.30%	1.35%	1.34%	1.45%	1.44%	1.41%	1.50%	1.45%	1.36%	1.20%	1.48%	1.10%
12	1.32%	1.47%	1.44%	1.52%	1.58%	1.57%	1.62%	1.74%	1.67%	1.53%	1.37%	1.67%
13	1.48%	1.61%	1.58%	1.74%	1.73%	1.72%	1.86%	1.95%	1.90%	1.67%	1.55%	1.82%
14	1.66%	1.73%	1.74%	1.94%	1.85%	1.86%	2.04%	2.21%	2.09%	1.81%	1.74%
15	1.79%	1.81%	1.85%	2.09%	2.00%	2.04%	2.25%	2.48%	2.25%	2.00%	1.97%
16	1.91%	1.89%	2.03%	2.27%	2.15%	2.24%	2.45%	2.71%	2.41%	2.19%	2.16%
17	2.01%	2.00%	2.16%	2.39%	2.37%	2.39%	2.68%	2.89%	2.54%	2.37%	2.36%
18	2.07%	2.10%	2.30%	2.53%	2.52%	2.55%	2.88%	3.08%	2.73%	2.60%	2.59%
19	2.11%	2.24%	2.42%	2.67%	2.67%	2.73%	3.08%	3.22%	2.93%	2.80%	2.78%
20	2.17%	2.35%	2.50%	2.81%	2.83%	2.93%	3.23%	3.40%	3.11%	3.01%	2.95%
21	2.24%	2.46%	2.58%	2.92%	2.99%	3.12%	3.38%	3.59%	3.34%	3.19%
22	2.34%	2.55%	2.67%	3.10%	3.16%	3.27%	3.54%	3.78%	3.54%	3.34%
23	2.43%	2.63%	2.77%	3.28%	3.34%	3.38%	3.67%	3.96%	3.72%	3.49%
24	2.52%	2.71%	2.87%	3.38%	3.49%	3.52%	3.83%	4.18%	3.92%
25	2.62%	2.77%	3.01%	3.55%	3.63%	3.63%	4.00%	4.41%	4.10%
26	2.71%	2.82%	3.14%	3.68%	3.75%	3.73%	4.16%	4.58%	4.23%
27	2.80%	2.89%	3.16%	3.84%	3.86%	3.84%	4.35%	4.79%
28	2.87%	2.96%	3.29%	3.98%	3.97%	3.97%	4.50%	4.96%
29	2.90%	3.02%	3.40%	4.14%	4.09%	4.11%	4.64%	5.08%
30	2.95%	3.09%	3.50%	4.19%	4.21%	4.26%	4.79%
31	3.00%	3.17%	3.61%	4.30%	4.33%	4.40%	4.92%
32	3.02%	3.20%	3.68%	4.38%	4.47%	4.50%	5.02%
33	3.08%	3.27%	3.74%	4.46%	4.59%	4.61%
34	3.14%	3.35%	3.81%	4.57%	4.68%	4.70%
35	3.15%	3.41%	3.87%	4.66%	4.79%	4.78%
36	3.21%	3.47%	3.91%	4.76%	4.86%
37	3.25%	3.52%	3.97%	4.84%	4.93%
38	3.30%	3.55%	4.03%	4.96%
39	3.35%	3.58%	4.09%	5.03%
40	3.39%	3.61%	4.13%	5.13%
41	3.39%	3.63%	4.18%	5.20%
42	3.42%	3.66%	4.23%	5.24%
43	3.45%	3.68%	4.28%
44	3.47%	3.72%	4.33%
45	3.48%	3.75%	4.35%
46	3.50%	3.79%
47	3.52%	3.80%
48	3.56%	3.83%
49	3.58%	3.85%
50	3.60%	3.85%
51	3.62%
52	3.63%
53	3.64%
Prime Mix (2)	70%	70%	70%	67%	68%	69%	68%	68%	71%	71%	76%	70%	87%	85%	80%	80%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Capital Resources and Liquidity

Overview

We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of our consistent managed growth, our ability to manage risk-adjusted returns and our efficient operations. During the fourth quarter of 2002, we fully amortized our retained interest in securitized assets. As a result, our net income is an effective measurement of our operating cash flows. Therefore, we will no longer report operating cash flows on a direct basis.

Principal Sources of Cash

•	Collections of Principal and Interest from Contracts – Principal and interest collections totaled $1.5 billion and $1.4 billion for the three months ended March 31, 2003 and 2002, respectively.

•	Contract Securitizations – Securitizations totaled $1.3 billion and $2.6 billion for the three months ended March 31, 2003 and 2002, respectively. The $1.3 billion issued during the first quarter of 2003 was through a public transaction. Of the $2.6 billion issued in 2002, $1.8 billion was through a public transaction and $775 million was through a conduit facility. We redeemed our $775 million conduit facility in May 2002.

Principal Uses of Cash

•	Purchase of Contracts – We purchased $1.4 billion and $1.3 billion of contracts for the three months ended March 31, 2003 and 2002, respectively.

•	Payments of Principal and Interest on Securitizations – Payments of principal and interest to noteholders and certificateholders totaled $1.1 billion and $1.6 billion for the three months ended March 31, 2003 and 2002, respectively.

•	Amounts Paid to Dealers – Participation paid by us to dealers totaled $32.0 million and $29.6 million for the three months ended March 31, 2003 and 2002, respectively.

•	Operating Our Business – Operating expenses totaled $59.2 million and $52.0 million for the three months ended March 31, 2003 and 2002, respectively.

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

The Asset/Liability Committee closely monitors interest rate and prepayment risks and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effect of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to our net portfolio value, also known as NPV. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events. The NPV ratio is the ratio of the NPV to the market value of our assets as calculated above. In general, an increase in interest rates would more adversely affect our NPV than would a decrease in interest rates.

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

We or our subsidiaries are involved as parties to certain legal proceedings incidental to our businesses, including Lee, et al. v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (a putative class action raising claims under the Equal Credit Opportunity Act) and Thompson v. WFS Financial Inc, Superior Court of the State of California, County of Alameda, Case No. RG03088926 filed March 27, 2003 (a putative class action raising claims under California Business and Professional Code and the California Unruh Civil Rights Act). We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On April 29, 2003, we held our annual shareholders’ meeting. There were 41,022,603 shares of common stock outstanding entitled to vote, and a total of 39,459,433, or 96.19%, were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to our shareholders:

1.	Proposal to elect three Class I Directors for term expiring 2005 and two Class II Directors for terms expiring in 2004

NAME	FOR	WITHHELD

James R. Dowlan, Class I	38,668,687	790,746
Ernest S. Rady, Class I	38,897,546	561,887
Thomas A. Wolfe, Class I	38,895,386	564,047
Ronald I. Simon, Class II	39,429,626	29,807
Fredricka Taubitz, Class II	39,429,626	29,807

2.	Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2003

FOR	AGAINST	ABSTAIN

39,434,643	24,590	200

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1 Certification of CEO

99.2 Certification of CFO

(b)	Reports on Form 8-K

WFS Financial Inc Press Release of March 7, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WFS Financial Inc
(Registrant)

Date: May 13, 2003	By:	/s/ THOMAS A. WOLFE Thomas A. Wolfe President and Chief Executive Officer

Date: May 13, 2003	By:	/s/ LEE A. WHATCOTT Lee A. Whatcott Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Thomas A. Wolfe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WFS Financial Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date  May 13, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  May 13, 2003

By	/s/ LEE A. WHATCOTT Lee A. Whatcott Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of CEO

99.2	Certification of CFO