Form 10-Q
period 2003-06-30
WFS FINANCIAL INC
filed 2003-08-14
CIK 946343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ___________

Commission file number 33-93068

WFS Financial Inc

(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0291646

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 Pasteur, Irvine, California 92618-3816

(Address of principal executive offices)

(949) 727-1002

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [  ]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [x]   No [  ]

As of July 31, 2003, the registrant had 41,025,472 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 25.

WFS FINANCIAL INC AND SUBSIDIARIES

FORM 10-Q

June 30, 2003

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2003	December 31, 2002

	(Dollars in thousands)
ASSETS
Cash and due from banks	$652,461	$715,807
Restricted cash	199,176	71,763
Contracts receivable	9,425,922	7,975,503
Allowance for credit losses	(262,480)	(227,673)

Contracts receivable, net	9,163,442	7,747,830
Amounts due from trusts		101,473
Premises and equipment, net	29,530	32,084
Other	190,042	192,509

TOTAL ASSETS	$10,234,651	$8,861,466

LIABILITIES
Lines of credit – parent	$16,177	$62,048
Notes payable on automobile secured financing	8,929,844	7,394,943
Notes payable – parent	402,320	408,010
Amounts held on behalf of trustee	117,789	298,863
Other	75,613	63,070

TOTAL LIABILITIES	9,541,743	8,226,934
SHAREHOLDERS’ EQUITY
Common stock (no par value; authorized 50,000,000 shares; issued and outstanding 41,024,238 shares at June 30, 2003 and 41,020,033 shares in 1998 and 41,020,033 shares at December 31, 2002)	338,219	338,186
Paid-in capital	5,372	5,372
Retained earnings	403,000	344,800
Accumulated other comprehensive loss, net of tax	(53,683)	(53,826)

TOTAL SHAREHOLDERS’ EQUITY	692,908	634,532

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,234,651	$8,861,466

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$254,620	$194,487	$499,100	$365,285
Other	2,612	3,380	5,264	4,013

TOTAL INTEREST INCOME	257,232	197,867	504,364	369,298
Interest expense:
Notes payable on automobile secured financing	92,220	77,972	186,848	141,352
Other	10,602	9,008	21,286	14,181

TOTAL INTEREST EXPENSE	102,822	86,980	208,134	155,533

NET INTEREST INCOME	154,410	110,887	296,230	213,765
Provision for credit losses	66,876	50,680	139,671	100,388

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	87,534	60,207	156,559	113,377
Noninterest income:
Automobile servicing	28,397	29,741	57,674	56,988
Other	1,410	1,972	3,157	3,775

TOTAL NONINTEREST INCOME	29,807	31,713	60,831	60,763
Noninterest expense:
Salaries and employee benefits	39,054	32,620	75,456	64,243
Credit and collections	8,673	10,078	17,896	18,107
Data processing	4,546	4,169	8,785	8,430
Occupancy	3,355	3,136	6,675	6,389
Other	6,296	5,952	12,305	10,795

TOTAL NONINTEREST EXPENSE	61,924	55,955	121,117	107,964

INCOME BEFORE INCOME TAX	55,417	35,965	96,273	66,176
Income tax	21,832	13,461	38,073	25,458

NET INCOME	$33,585	$22,504	$58,200	$40,718

Earnings per common share:
Basic	$0.82	$0.55	$1.42	$1.05

Diluted	$0.82	$0.55	$1.42	$1.05

Weighted average number of common shares outstanding:
Basic	41,022,880	41,009,797	41,022,541	38,852,848

Diluted	41,070,904	41,063,014	41,068,110	38,903,859

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss)
	Shares	Stock	Capital	Earnings	Net of Tax	Total

	(Dollars in thousands, except share amounts)
Balance at January 1, 2002	34,820,178	$227,568	$4,337	$262,710	$(29,322)	$465,293
Net income				82,090		82,090
Unrealized losses on retained interest in securitized assets, net of tax (1)					(550)	(550)
Unrealized losses on cash flow hedges, net of tax (2)					(59,248)	(59,248)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax (3)					35,294	35,294

Comprehensive income						57,586
Issuance of common stock	6,199,855	110,618	1,035			111,653

Balance at December 31, 2002	41,020,033	338,186	5,372	344,800	(53,826)	634,532
Net income				58,200		58,200
Unrealized losses on cash flow hedges, net of tax (2)					(18,574)	(18,574)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax (3)					18,717	18,717

Comprehensive income						58,343
Issuance of common stock	4,205	33				33

Balance at June 30, 2003	41,024,238	$338,219	$5,372	$403,000	$(53,683)	$692,908

(1)	The pre-tax amount of unrealized gain on retained interest in securitized assets was $0.9 million for the year ended December 31, 2002.

(2)	The pre-tax amount of unrealized losses on cash flow hedges was $31.0 million for the six months ended June 30, 2003 and $100 million for the year ended December 31, 2002.

(3)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into net income was $31.2 million for the six months ended June 30, 2003 and $59.8 million for the year ended December 31, 2002.

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,

	2003	2002

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$58,200	$40,718
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	139,671	100,388
Amortization of participation paid to dealers	47,625	32,817
Amortization of losses on cash flow hedges	8,917	8,816
Amortization of retained interest in securitized assets		24,912
Depreciation	5,244	5,326
Decrease (increase) in other assets	26,551	(20,944)
Increase in other liabilities	7,174	6,390

NET CASH PROVIDED BY OPERATING ACTIVITIES	293,382	198,423
INVESTING ACTIVITIES
Contracts receivable:
Purchase of contracts	(2,938,669)	(2,760,533)
Participation paid to dealers	(69,714)	(65,253)
Contract payments and payoffs	1,930,006	1,136,286
Decrease in amounts due from trust		63,875
Purchase of premises and equipment	(2,680)	(2,589)

NET CASH USED IN INVESTING ACTIVITIES	(1,081,057)	(1,628,214)
FINANCING ACTIVITIES
Payments on lines of credit, net	(5,690)	(50,075)
Proceeds from notes payable on automobile secured financing	2,830,035	3,542,964
Payments on notes payable on automobile secured financing	(1,910,638)	(1,478,006)
(Payments on) proceeds from notes payable – parent	(45,871)	82,500
Decrease in amounts held on behalf of trustee	(3,432)	(104,676)
Increase in restricted cash	(127,413)
Proceeds from issuance of common stock	33	110,614
Payments on cash flow hedges	(12,695)	(20,707)

NET CASH PROVIDED BY FINANCING ACTIVITIES	724,329	2,082,614

(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(63,346)	652,823
Cash and due from banks at beginning of period	715,807	30,100

CASH AND DUE FROM BANKS AT END OF PERIOD	$652,461	$682,923

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in our Form 10-K.

During the second quarter of 2003, various cash amounts related to certain securitization transactions were reclassified to restricted cash on the Statement of Financial Condition. Previously, such amounts were reported as a reduction of notes payable on automobile secured financing on the Statement of Financial Condition. The 2002 amounts have been reclassified accordingly. Restricted cash represents amounts due to securitization trusts that are held by the trustee until such cash is released by the trustee.

During the first quarter of 2003, Chapter 13 bankruptcy accounts greater than 120 days were reclassified to contracts receivable and the related reserves were reclassified to the allowance for credit losses on the Statement of Financial Condition. Previously, such amounts were reported as nonperforming assets and were included in other assets on the Statement of Financial Condition. The 2002 amounts have been reclassified accordingly. These loans were considered in the overall evaluation of the adequacy of our allowance for credit losses for the periods presented. See “Asset Quality — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, also known as SFAS No. 149. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 will not have a material effect on our earnings or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, also known as SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The adoption of SFAS No. 150 will not have a material effect on our earnings or financial position.

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

Net contracts receivable consisted of the following:

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Contracts	$9,338,878	$7,915,769
Unearned discounts	(71,802)	(81,838)

Net contracts	9,267,076	7,833,931
Allowance for credit losses	(262,480)	(227,673)
Dealer participation, net of deferred contract fees	158,846	141,572

Net contracts receivable	$9,163,442	$7,747,830

Contracts managed by us totaled $10.0 billion and $9.4 billion at June 30, 2003 and December 31, 2002, respectively. Of the $10.0 billion contracts managed at June 30, 2003, $9.3 billion were owned by us and $783 million were owned by Westcorp, our ultimate parent. Of the $9.4 billion contracts managed at December 31, 2002, $7.8 billion were owned by us, $1.1 billion were owned by Westcorp, and $525 million were owned by securitization trusts.

Note 3 – Allowance for Credit Losses

The following table sets forth the activity in the allowance for credit losses:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(Dollars in thousands)
Balance at beginning of period	$244,089	$153,036	$227,673	$136,410
Chargeoffs	(67,040)	(41,024)	(142,241)	(86,382)
Recoveries	18,555	12,841	37,377	25,117

Net chargeoffs	(48,485)	(28,183)	(104,864)	(61,265)
Provision for credit losses	66,876	50,680	139,671	100,388

Balance at end of period	$262,480	$175,533	$262,480	$175,533

Ratio of allowance for credit losses to contracts at the end of the period	2.8%	2.6%	2.8%	2.6%
Ratio of net chargeoffs during the period (annualized) to average contracts outstanding during the period	2.2%	1.8%	2.4%	2.1%

Note 4 – Notes Payable on Automobile Secured Financing

In connection with our asset-backed securitization activities, we issued notes secured by contracts in the amount of $1.5 billion and $2.8 billion for the three and six months ended June 30, 2003, respectively, compared with $1.8 billion and $4.3 billion for the same respective periods in 2002. The $2.8 billion issued during 2003 was through public transactions. Of the $4.3 billion issued in 2002, $3.5 billion was through public transactions and $775 million was through a conduit facility. We redeemed our $775 million conduit facility in May 2002. There were $8.9 billion of notes payable on automobile secured financing outstanding at June 30, 2003, compared with $7.4 billion at December 31, 2002.

Interest payments on the public transactions based on the respective note’s interest rate are due either monthly or quarterly, in arrears. Interest payments on the conduit facility were due monthly, in arrears, based on the respective note’s interest rate. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $92.2 million and $187 million for the three and six months ended June 30, 2003, respectively, compared with $78.0 million and $141 million for the same respective periods in 2002.

Note 5 – Notes Payable – Parent

We borrowed $450 million from the Bank under the terms of a $300 million note and a $150 million note with rates of 10.25% and 8.875% per annum, respectively. We had amounts outstanding on the notes of $402 million at June 30, 2003, compared with $408 million at December 31, 2002. Interest payments on the notes totaled $10.0 million and $20.0 million for the three and six months ended June 30, 2003, respectively, compared with $8.3 million and $11.6 million for the same respective periods in 2002.

Note 6 – Accumulated Other Comprehensive Loss, Net of Tax

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Unrealized loss on interest rate swaps (1)	$(32,065)	$(34,607)
Realized loss on settled cash flow hedges (1)	(21,618)	(19,219)

Total accumulated other comprehensive loss	$(53,683)	$(53,826)

(1)	All cash flow hedges are structured to hedge future interest payments on borrowings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the nation’s largest independent automobile finance companies with 30 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with over $895 billion of loan and lease originations during 2002. We originate, service and securitize new and pre-owned automobile installment contracts, which are generated through our relationships with over 7,900 franchised and independent automobile dealers in 44 states. We originated $1.6 billion and $2.9 billion of automobile contracts during the three months and six months ended June 30, 2003, respectively, compared with $1.5 billion and $2.8 billion for the same respective periods in 2002. We managed a portfolio of $10.0 billion at June 30, 2003, compared with $9.4 billion at December 31, 2002.

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

Selected Financial Data

The following table presents summary unaudited financial data for the three and six months ended June 30, 2003 and 2002. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Interest income	$257,232	$197,867	$504,364	$369,298
Interest expense	102,822	86,980	208,134	155,533

Net interest income	154,410	110,887	296,230	213,765
Provision for credit losses	66,876	50,680	139,671	100,388

Net interest income after provision for credit losses	87,534	60,207	156,559	113,377
Noninterest income	29,807	31,713	60,831	60,763
Noninterest expense	61,924	55,955	121,117	107,964

Income before income tax	55,417	35,965	96,273	66,176
Income tax	21,832	13,461	38,073	25,458

Net income	$33,585	$22,504	$58,200	$40,718

Earnings per common share — diluted	$0.82	$0.55	$1.42	$1.05

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Contracts receivable, net	$9,163,442	$7,747,830
Total assets	10,234,651	8,861,466
Lines of credit — parent	16,177	62,048
Notes payable — parent	402,320	408,010
Notes payable on automobile secured financing	8,929,844	7,394,943
Total shareholders’ equity	692,908	634,532

	At or For the Three Months		At or For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

		(Dollars in thousands)
Other Selected Data:
Average assets	$9,928,706	$7,244,143	$9,687,952	$6,574,954
Return on average assets	1.35%	1.24%	1.20%	1.24%
Average shareholders’ equity (1)	$731,198	$634,281	$714,724	$579,316
Return on average shareholders’ equity (1)	18.37%	14.19%	16.29%	14.06%
Book value per share (1)	$18.20	$15.75	$18.20	$15.75
Equity to asset ratio (1)	7.29%	8.48%	7.29%	8.48%
Automobile contract originations	$1,586,616	$1,495,007	$2,938,669	$2,760,533
Interest rate spread	5.95%	6.10%	5.95%	6.69%

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

Securitization Transactions

Contracts sold by us to our special purpose entity subsidiaries in connection with securitization transactions are treated as having been sold for bankruptcy remoteness purposes, thereby isolating those assets in our special purpose entity subsidiaries, and as secured financings under generally accepted accounting principles, also known as GAAP. For GAAP purposes, the contracts are retained on the balance sheet with the securities issued to finance the contracts recorded as notes payable on automobile secured financing. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions.

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

Derivatives and Hedging Activities

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements prior to closing the transaction. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. If a hedge is greater than 100% effective, the effective portion of the gain or loss on such hedge is reported in other comprehensive income and the ineffective portion (the amount in excess of 100%) is immediately reported in interest expense. Upon closing of the securitization transaction, the gain or loss is amortized on a level yield basis over the duration of the notes issued.

If we issue variable rate notes payable in connection with our securitization activities, we may also enter into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. If a hedge is greater than 100% effective, the effective portion of the gain or loss on such hedge is reported in other comprehensive income and the ineffective portion (the amount in excess of 100%) is immediately reported in interest expense. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

We may also enter into interest rate swap agreements or other derivatives that do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, also known as SFAS No. 133, or that we choose not to designate as hedges. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives and related income or expense is recorded to other noninterest income each month.

Results of Operations

Net Interest Income

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $154 million and $296 million for the three and six months ended June 30, 2003, respectively, compared with $111 million and $214 million for the same respective periods in 2002. The increase in net interest income was the result of us holding more contracts on the balance sheet even as overall net interest margins declined.

The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Three Months Ended
	June 30,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest earning assets:
Contracts receivable (1)	$8,991,782	$254,620	11.36%	$6,233,918	$194,487	12.51%
Investment securities	830,076	2,612	1.26	723,150	3,380	1.87

Total interest earning assets	$9,821,858	257,232	10.50%	$6,957,068	197,867	11.41%
Interest bearing liabilities:
Lines of credit — parent	$44,069	257	2.34%	$56,684	$420	2.97%
Notes payable — parent	403,549	9,986	9.90	343,548	8,282	9.64
Notes payable on automobile secured financing	8,445,509	92,220	4.37	5,668,251	77,972	5.47
Other	146,074	359	0.98	447,332	306	0.27

Total interest bearing liabilities	$9,039,201	102,822	4.55%	$6,515,815	86,980	5.31%
Net interest income and interest rate spread		$154,410	5.95%		$110,887	6.10%

Net yield on average interest earning assets			6.32%			6.43%

(1)	For the purpose of these computations, nonaccruing contracts are included in the average amounts outstanding.

	For the Six Months Ended
	June 30,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest earning assets:
Contracts receivable (1)	$8,765,928	$499,100	11.48%	$5,845,234	$365,285	12.60%
Investment securities	802,102	5,264	1.32	424,274	4,013	1.91

Total interest earning assets	$9,568,030	504,364	10.63%	$6,269,508	369,298	11.88%
Interest bearing liabilities:
Lines of credit — parent	$50,461	603	2.41%	$153,340	$2,054	2.70%
Notes payable — parent	404,827	20,026	9.89	241,885	11,610	9.60
Notes payable on automobile secured financing	8,296,001	186,848	4.50	5,064,494	141,352	5.57
Other	141,322	657	0.93	514,282	517	0.20

Total interest bearing liabilities	$8,892,611	208,134	4.68%	$5,974,001	155,533	5.19%
Net interest income and interest rate spread		$296,230	5.95%		$213,765	6.69%

Net yield on average interest earning assets			6.28%			6.93%

(1)	For the purpose of these computations, nonaccruing contracts are included in the average amounts outstanding.

The total interest rate spread decreased 15 basis points for the three months ended June 30, 2003, compared with the three months ended June 30, 2002 due to a decrease of 91 basis points in the yield on interest earning assets combined with a 76 basis point decrease in the cost of funds. The total interest rate spread decreased 74 basis points for the six months ended June 30, 2003, compared with the six months ended June 30, 2002 due to a decrease of 125 basis points in the yield on interest earning assets combined with a 51 basis point decrease in the cost of funds. The decrease in the yield on interest earning assets in 2003 is primarily due to our shift to originating a higher percentage of prime credit quality contracts and a lower interest rate environment. The decrease in the cost of funds in 2003 compared with 2002 is primarily due to a lower interest rate environment. Net interest income increased as more contracts were held on the balance sheet.

The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	For the Six Months Ended June 30, 2003
	Compared to the Six Months Ended June 30, 2002 (1)

	Volume	Rate	Total

	(Dollars in thousands)
Interest earning assets:
Contracts receivable	$224,764	$(90,949)	$133,815
Investment securities	4,646	(3,395)	1,251

Total interest earning assets	$229,410	$(94,344)	$135,066

Interest bearing liabilities:
Lines of credit — parent	$(1,251)	$(200)	$(1,451)
Notes payable — parent	8,055	361	8,416
Notes payable on automobile secured financing	118,269	(72,773)	45,496
Other	(1,221)	1,361	140

Total interest bearing liabilities	$123,852	$(71,251)	$52,601

Net change in net interest income			$82,465

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances.

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

The provision for credit losses was $66.9 million and $140 million for the three months and six months ended June 30, 2003, respectively, compared with $50.7 million and $100 million for the same respective periods in 2002. Net chargeoffs were $48.5 million and $105 million for the three and six months ended June 30, 2003, respectively, compared with $28.2 million and $61.3 million for the same respective periods in 2002. The increase in the provision for credit losses was a result of our loans held on balance sheet increasing by approximately $1.5 billion or 18.2% from December 31, 2002 as well as an increase in chargeoffs due to the slowdown in the economy. The increase in our loans was due primarily to gaining control over the loans of the trusts for all of our outstanding securitization transactions previously treated as sales for accounting purposes as well as retaining loans originated during the quarter. For the three and six months ended June 30, 2003, we recorded $18.4 million and $34.8 million in provisions for credit losses in excess of chargeoffs as a result of the transitional effects related to the elimination of off balance sheet accounting for securitizations. The allowance for credit losses as a percentage of owned loans outstanding was 2.8% at June 30, 2003, compared with 2.9% at December 31, 2002.

Contract Securitizations

Contract securitizations totaled $1.5 billion and $2.8 billion for the three and six months ended June 30, 2003, respectively, compared with $1.8 billion and $4.3 billion for the same respective periods in 2002. The following table lists each of the securitizations we manage. All securitizations prior to 1999-A were paid in full on or before their contractual maturity dates.

Securitizations

				Remaining			Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	June 31, 2003 (1)	Original Balance	Average APR	Securitization Rate	Spread(2)

(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	53,956	5.40%	14.42	5.70	8.72
1999-B	July, 1999	1,000,000	102,018	10.20	14.62	6.36	8.26
1999-C	November, 1999	500,000	73,427	14.69	14.77	7.01	7.76
2000-A	March, 2000	1,200,000	202,313	16.86	14.66	7.28	7.38
2000-B	May, 2000	1,000,000	188,130	18.81	14.84	7.78	7.06
2000-C	August, 2000	1,390,000	340,560	24.50	15.04	7.32	7.72
2000-D	November, 2000	1,000,000	307,742	30.77	15.20	6.94	8.26
2001-A	January, 2001	1,000,000	340,625	34.06	14.87	5.77	9.10
2001-B	May, 2001	1,370,000	491,016	35.84	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	536,227	44.69	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	1,079,389	59.97	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	1,208,579	69.06	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	937,871	75.03	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	1,160,050	85.93	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	1,209,572	90.05	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	1,492,500	100.00	11.57	2.13	9.44

	Total	$31,557,180	$9,723,975

(1)	Represents only the note payable amounts outstanding at the date indicated.

(2)	Represents the difference between the original weighted average annual percentage rate, also known as APR, and the estimated weighted average securitization rate on the closing date of the securitization.

Operating Expenses

Total operating expenses were $61.9 million and $121 million for the three and six months ended June 30, 2003, respectively, compared with $56.0 million and $108 million for the same respective periods in 2002. Operating costs as a percent of total revenues declined to 34% for both the three and six months ended June 30, 2003, respectively, compared with 39% for both the same respective periods in 2002 as a result of fully amortizing our retained interest in securitized assets during 2002. Operating expenses as a percentage of average managed contracts were 2.5% for both the three and six months ended June 30, 2003, compared with 2.6% for the same respective periods in 2002.

Income Taxes

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 39% and 40% for the three and six months ended June 30, 2003, compared with 37% and 38% for the same respective periods in 2002.

Financial Condition

Contracts Receivable

We held a portfolio of contracts on balance sheet for investment that totaled $9.4 billion at June 30, 2003 and $8.0 billion at December 31, 2002. The increase is due to retaining contracts originated on our balance sheet and regaining control over all assets of the trusts for all our outstanding securitizations previously treated as sales for accounting purposes, excluding whole loan sales.

The following table presents a summary of our automobile contracts purchased:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands)
New vehicles	$490,257	$450,205	$875,377	$773,472
Pre-owned vehicles	1,096,359	1,044,802	2,063,292	1,987,061

Total volume	$1,586,616	$1,495,007	$2,938,669	$2,760,533

Prime	$1,308,867	$1,178,654	$2,423,151	$2,183,941
Non-prime	277,749	316,353	515,518	576,592

Total volume	$1,586,616	$1,495,007	$2,938,669	$2,760,533

Asset Quality

We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances.

At June 30, 2003, the percentage of accounts delinquent 30 days or greater was 2.75% compared with 3.50% at December 31, 2002. We calculate delinquency based on the contractual due date. The improvement in delinquency is primarily the result of seasonal trends. Net chargeoffs on average contracts managed were 2.33% and 2.59% for the three and six months ended June 30, 2003, compared with 2.19% and 2.47% for the same respective periods in 2002. The increase in credit loss experience is the result of the continued weakness in the economy.

The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and $783 million of contracts that have been sold to Westcorp through whole loan sales and are managed by us:

	June 30, 2003		December 31, 2002

	Amount	%	Amount	%

	(Dollars in thousands)
Contracts managed at end of period	$10,049,965		$9,389,974

Period of delinquency
30-59 days	$198,901	1.98%	$238,204	2.54%
60 days or more (1)	77,391	0.77	90,291	0.96

Total contracts delinquent and delinquencies as a percentage of contracts managed (1)	$276,292	2.75%	$328,495	3.50%

(1)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due of $42.6 million and $41.5 million at June 30, 2003 and December 31, 2002, respectively.

The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	June 30, 2003		December 31, 2002

	Number of Contracts	Amount	Number of Contracts	Amount

	(Dollars in thousands)
Contracts managed	796,688	$10,049,965	757,269	$9,389,974

Repossessed vehicles	1,412	$9,417	2,375	$16,433

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.18%	0.09%	0.31%	0.18%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(Dollars in thousands)
Average contracts managed during period	$9,839,661	$8,640,187	$9,686,488	$8,456,742

Gross chargeoffs	$79,369	$68,508	$170,148	$148,300
Recoveries	21,937	21,227	44,535	43,860

Net chargeoffs	$57,432	$47,281	$125,613	$104,440

Net chargeoffs as a percentage of average contracts managed during period	2.33%	2.19%	2.59%	2.47%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

Cumulative Static Pool Loss Curves
At June 30, 2003

Period (1)	1999-A	1999-B	1999-C	2000-A	2000-B	2000-C(3)	2000-D	2001-A	2001-B(3)	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.04%	0.02%	0.03%	0.02%	0.04%	0.04%	0.03%	0.03%	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%
3	0.11%	0.11%	0.10%	0.10%	0.09%	0.13%	0.11%	0.09%	0.10%	0.09%	0.06%	0.03%	0.06%	0.07%	0.04%
4	0.20%	0.26%	0.25%	0.20%	0.24%	0.27%	0.24%	0.20%	0.21%	0.20%	0.15%	0.10%	0.14%	0.16%	0.11%
5	0.33%	0.47%	0.40%	0.36%	0.39%	0.46%	0.39%	0.33%	0.33%	0.35%	0.29%	0.18%	0.27%	0.26%	0.18%
6	0.46%	0.66%	0.56%	0.55%	0.59%	0.65%	0.54%	0.50%	0.50%	0.49%	0.43%	0.32%	0.44%	0.38%
7	0.62%	0.87%	0.71%	0.71%	0.78%	0.81%	0.74%	0.70%	0.69%	0.65%	0.60%	0.49%	0.57%	0.50%
8	0.76%	1.00%	0.86%	0.91%	0.99%	0.93%	0.93%	0.84%	0.87%	0.81%	0.84%	0.66%	0.70%	0.61%
9	0.92%	1.13%	1.01%	1.10%	1.17%	1.07%	1.13%	1.04%	1.05%	0.95%	1.06%	0.82%	0.82%
10	1.11%	1.24%	1.14%	1.27%	1.33%	1.24%	1.34%	1.24%	1.22%	1.07%	1.28%	0.96%	0.96%
11	1.30%	1.35%	1.34%	1.45%	1.44%	1.41%	1.50%	1.45%	1.36%	1.20%	1.48%	1.10%	1.10%
12	1.47%	1.44%	1.52%	1.58%	1.57%	1.62%	1.74%	1.67%	1.53%	1.37%	1.67%	1.26%
13	1.61%	1.58%	1.74%	1.73%	1.72%	1.86%	1.95%	1.90%	1.67%	1.55%	1.82%	1.39%
14	1.73%	1.74%	1.94%	1.85%	1.86%	2.04%	2.21%	2.09%	1.81%	1.74%	1.99%	1.51%
15	1.81%	1.85%	2.09%	2.00%	2.04%	2.25%	2.48%	2.25%	2.00%	1.97%	2.14%
16	1.89%	2.03%	2.27%	2.15%	2.24%	2.45%	2.71%	2.41%	2.19%	2.16%	2.27%
17	2.00%	2.16%	2.39%	2.37%	2.39%	2.68%	2.89%	2.54%	2.37%	2.36%
18	2.10%	2.30%	2.53%	2.52%	2.55%	2.88%	3.08%	2.73%	2.60%	2.59%
19	2.24%	2.42%	2.67%	2.67%	2.73%	3.08%	3.22%	2.93%	2.80%	2.78%
20	2.35%	2.50%	2.81%	2.83%	2.93%	3.23%	3.40%	3.11%	3.01%	2.95%
21	2.46%	2.58%	2.92%	2.99%	3.12%	3.38%	3.59%	3.34%	3.19%	3.14%
22	2.55%	2.67%	3.10%	3.16%	3.27%	3.54%	3.78%	3.54%	3.34%	3.29%
23	2.63%	2.77%	3.28%	3.34%	3.38%	3.67%	3.96%	3.72%	3.49%	3.41%
24	2.71%	2.87%	3.38%	3.49%	3.52%	3.83%	4.18%	3.92%	3.62%
25	2.77%	3.01%	3.55%	3.63%	3.63%	4.00%	4.41%	4.10%	3.75%
26	2.82%	3.14%	3.68%	3.75%	3.73%	4.16%	4.58%	4.23%	3.87%
27	2.89%	3.16%	3.84%	3.86%	3.84%	4.35%	4.79%	4.36%
28	2.96%	3.29%	3.98%	3.97%	3.97%	4.50%	4.96%	4.47%
29	3.02%	3.40%	4.14%	4.09%	4.11%	4.64%	5.08%	4.56%
30	3.09%	3.50%	4.19%	4.21%	4.26%	4.79%	5.22%
31	3.17%	3.61%	4.30%	4.33%	4.40%	4.92%	5.34%
32	3.20%	3.68%	4.38%	4.47%	4.50%	5.02%	5.44%
33	3.27%	3.74%	4.46%	4.59%	4.61%	5.12%
34	3.35%	3.81%	4.57%	4.68%	4.70%	5.22%
35	3.41%	3.87%	4.66%	4.79%	4.78%	5.29%
36	3.47%	3.91%	4.76%	4.86%	4.85%
37	3.52%	3.97%	4.84%	4.93%	4.94%
38	3.55%	4.03%	4.96%	5.01%	4.99%
39	3.58%	4.09%	5.03%	5.08%
40	3.61%	4.13%	5.13%	5.13%
41	3.63%	4.18%	5.20%
42	3.66%	4.23%	5.24%
43	3.68%	4.28%	5.28%
44	3.72%	4.33%	5.34%
45	3.75%	4.35%	5.38%
46	3.79%	4.38%
47	3.80%	4.39%
48	3.83%	4.41%
49	3.85%
50	3.85%
51	3.87%
52	3.88%
53	3.88%
Prime Mix (2)	70%	70%	67%	68%	69%	68%	68%	71%	71%	76%	70%	87%	85%	80%	80%	82%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

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

Principal Sources of Cash

•	Collections of Principal and Interest from Contracts – Principal and interest collections totaled $1.7 billion and $3.2 billion for the three and six months ended June 30, 2003, respectively, compared with $1.4 billion and $2.8 billion for the same respective periods in 2002.

•	Contract Securitizations – Securitizations totaled $1.5 billion and $2.8 billion for the three and six months ended June 30, 2003, respectively, compared with $1.8 billion and $4.3 billion for the same respective periods in 2002. The $2.8 billion issued during 2003 was through public transactions. Of the $4.3 billion issued during 2002, $3.5 billion was through public transactions and $775 million was through a conduit facility. We redeemed our $775 million conduit facility in May 2002.

Principal Uses of Cash

•	Purchase of Contracts – We purchased $1.6 billion and $2.9 billion of contracts for the three and six months ended June 30, 2003, respectively, compared with $1.5 billion and $2.8 billion for the same respective periods in 2002.

•	Payments of Principal and Interest on Securitizations – Payments of principal and interest to noteholders and certificateholders totaled $1.3 billion and $2.4 billion for the three and six months ended June 30, 2003, respectively, compared with $1.8 billion and $3.3 billion for the same respective periods in 2002.

•	Amounts Paid to Dealers – Participation paid by us to dealers totaled $37.7 million and $69.7 million for the three and six months ended June 30, 2003, respectively, compared with $35.7 million and $65.3 million for the same respective periods in 2002.

•	Operating Our Business – Operating expenses totaled $61.9 million and $121 million for the three and six months ended June 30, 2003, respectively, compared with $56.0 million and $108 million for the same respective periods in 2002.

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

31.1 Section 302 Certification of CEO

31.2 Section 302 Certification of CFO

32.1 Section 906 Certification of CEO

32.2 Section 906 Certification of CFO

(b)	Reports on Form 8-K

WFS Financial Inc press release of April 23, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WFS Financial Inc

(Registrant)

Date:	August 14, 2003	By:	/s/	THOMAS A. WOLFE

Thomas A. Wolfe
President and Chief Executive Officer

Date:	August 14, 2003	By:	/s/	LEE A. WHATCOTT

Lee A. Whatcott
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer (Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 Section 302 Certification of CEO

31.2 Section 302 Certification of CFO

32.1 Section 906 Certification of CEO

32.2 Section 906 Certification of CFO