Form 10-Q
period 2003-09-30
WFS FINANCIAL INC
filed 2003-11-04
CIK 946343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, the registrant had 41,033,901 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 24.

WFS FINANCIAL INC AND SUBSIDIARIES

FORM 10-Q

September 30, 2003

		Page No.

Forward-Looking Statements and Available Information		1
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Consolidated Statements of Financial Condition at
	September 30, 2003 and December 31, 2002	2
	Consolidated Statements of Income for the Three and Nine
	Months Ended September 30, 2003 and 2002	3
	Consolidated Statements of Changes in Shareholders' Equity
	for the Periods Ended September 30, 2003 and December 31, 2002	4
	Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	22
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23
SIGNATURES		24
CERTIFICATIONS

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2003	December 31, 2002

	(Dollars in thousands)
ASSETS
Cash and due from banks	$767,575	$715,807
Restricted cash	186,319	71,763
Contracts receivable	8,355,094	7,975,503
Allowance for credit losses	(229,765)	(227,673)

Contracts receivable, net	8,125,329	7,747,830
Amounts due from trusts		101,473
Premises and equipment, net	28,618	32,084
Other	168,693	192,509

TOTAL ASSETS	$9,276,534	$8,861,466

LIABILITIES
Lines of credit – parent	$14,350	$62,048
Notes payable on automobile secured financing	7,792,477	7,394,943
Notes payable – parent	400,820	408,010
Amounts held on behalf of trustee	199,920	298,863
Other	92,614	63,070

TOTAL LIABILITIES	8,500,181	8,226,934
SHAREHOLDERS’ EQUITY
Common stock (no par value; authorized 50,000,000 shares; issued and outstanding 41,028,564 shares at September 30, 2003 and shares in 1998 and 41,020,033 shares at December 31, 2002)	338,254	338,186
Paid-in capital	5,372	5,372
Retained earnings	478,551	344,800
Accumulated other comprehensive loss, net of tax	(45,824)	(53,826)

TOTAL SHAREHOLDERS’ EQUITY	776,353	634,532

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,276,534	$8,861,466

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$251,477	$216,743	$750,577	$582,028
Other	2,220	3,542	7,484	7,555

TOTAL INTEREST INCOME	253,697	220,285	758,061	589,583
Interest expense:
Notes payable on automobile secured financing	85,830	84,140	272,678	225,491
Other	10,447	11,709	31,733	25,891

TOTAL INTEREST EXPENSE	96,277	95,849	304,411	251,382

NET INTEREST INCOME	157,420	124,436	453,650	338,201
Provision for credit losses	24,551	63,098	164,222	163,486

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	132,869	61,338	289,428	174,715
Noninterest income:
Automobile servicing	29,936	27,638	88,017	84,627
Gain on sale of contracts	18,725		18,725
Other	1,194	2,555	3,944	6,329

TOTAL NONINTEREST INCOME	49,855	30,193	110,686	90,956
Noninterest expense:
Salaries and employee benefits	36,052	31,038	111,508	95,282
Credit and collections	8,618	8,312	26,515	26,419
Data processing	4,037	4,182	12,822	12,612
Occupancy	3,364	3,180	10,040	9,569
Other	5,492	5,973	17,795	16,769

TOTAL NONINTEREST EXPENSE	57,563	52,685	178,680	160,651

INCOME BEFORE INCOME TAX	125,161	38,846	221,434	105,020
Income tax	49,610	15,505	87,683	40,963

NET INCOME	$75,551	$23,341	$133,751	$64,057

Earnings per common share:
Basic	$1.84	$0.57	$3.26	$1.62

Diluted	$1.84	$0.57	$3.26	$1.62

Weighted average number of common shares outstanding:
Basic	41,026,679	41,019,800	41,023,935	39,583,103

Diluted	41,076,405	41,065,805	41,069,573	39,632,361

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss)
	Shares	Stock	Capital	Earnings	Net of Tax	Total

	(Dollars in thousands, except share amounts)
Balance at January 1, 2002	34,820,178	$227,568	$4,337	$262,710	$(29,322)	$465,293
Net income				82,090		82,090
Unrealized losses on retained interest in securitized assets, net of tax (1)					(550)	(550)
Unrealized losses on cash flow hedges, net of tax (2)					(59,248)	(59,248)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax (3)					35,294	35,294

Comprehensive income						57,586
Issuance of common stock	6,199,855	110,618	1,035			111,653

Balance at December 31, 2002	41,020,033	338,186	5,372	344,800	(53,826)	634,532
Net income				133,751		133,751
Unrealized losses on cash flow hedges, net of tax (2)					(19,775)	(19,775)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax (3)					27,777	27,777

Comprehensive income						141,753
Issuance of common stock	8,531	68				68

Balance at September 30, 2003	41,028,564	$338,254	$5,372	$478,551	$(45,824)	$776,353

(1)	The pre-tax amount of unrealized gain on retained interest in securitized assets was $0.9 million for the year ended December 31, 2002.

(2)	The pre-tax amount of unrealized losses on cash flow hedges was $33.0 million for the nine months ended September 30, 2003 and $100 million for the year ended December 31, 2002.

(3)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into net income was $46.3 million for the nine months ended September 30, 2003 and $59.8 million for the year ended December 31, 2002.

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,

	2003	2002

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$133,751	$64,057
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	164,222	163,486
Amortization of participation paid to dealers	71,457	52,524
Amortization of losses on cash flow hedges	13,914	12,839
Amortization of retained interest in securitized assets		32,612
Depreciation	7,363	7,920
Gain on sale of contracts	(18,725)
Decrease (increase) in other assets	67,602	(81,567)
Increase in other liabilities	24,074	21,800

NET CASH PROVIDED BY OPERATING ACTIVITIES	463,658	273,671

INVESTING ACTIVITIES
Contracts receivable:
Purchase of contracts	(4,622,071)	(4,204,718)
Proceeds from contract sales	1,699,674
Participation paid to dealers	(109,325)	(99,706)
Contract payments and payoffs	2,955,673	1,840,954
Decrease in amounts due from trust		68,566
Purchase of premises and equipment	(3,890)	(4,607)

NET CASH USED IN INVESTING ACTIVITIES	(79,939)	(2,399,511)

FINANCING ACTIVITIES
Payments on lines of credit, net	(7,190)	(57,607)
Proceeds from notes payable on automobile secured financing	2,830,035	4,790,380
Payments on notes payable on automobile secured financing	(3,060,475)	(2,025,729)
(Payments on) proceeds from notes payable – parent	(47,698)	69,410
Increase (decrease) in amounts held on behalf of trustee	78,699	(127,676)
Increase in restricted cash	(114,556)	(53,740)
Proceeds from issuance of common stock	68	110,617
Payments on cash flow hedges	(10,834)	(30,194)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(331,951)	2,675,461

INCREASE IN CASH AND DUE FROM BANKS	51,768	549,621

Cash and due from banks at beginning of period	715,807	30,100

CASH AND DUE FROM BANKS AT END OF PERIOD	$767,575	$579,721

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in our Form 10-K.

During the second quarter of 2003, various cash amounts related to certain securitization transactions were reclassified to restricted cash on the Statement of Financial Condition. Previously, such amounts were reported as a reduction of notes payable on automobile secured financing on the Statement of Financial Condition. The 2002 amounts have been reclassified accordingly. Restricted cash represents amounts that are held by the trustee until such cash is released by the trustee.

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

Effective January 1, 2003, we regained control over assets of the securitization trusts for all of our outstanding securitization transactions treated as sales for accounting purposes, excluding loans sold in whole loan sales. We regained control of these assets when each trust was given the ability to invest in financial assets not related to the securitization of contracts. In accordance with paragraph 55 of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 140, and Emerging Issues Task Force 02-9, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold, we recorded $525 million of automobile contracts and the related notes payable on automobile secured financings on our Consolidated Statements of Financial Condition and have eliminated all remaining amounts due from trusts and amounts held on behalf of trustee for these transactions. We no longer recognize retained interest income or expense or contractual servicing income for these securitization transactions on our Consolidated Statements of Income. Rather, we recognize interest income on automobile contracts held in these trusts and record interest expense on notes payable on automobile secured financings. These loans were considered in the overall evaluation of the adequacy of our allowance for credit losses. See “Asset Quality — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, also known as SFAS No. 149. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 did not have a material effect on our earnings or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, also known as SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The adoption of SFAS No. 150 did not have a material effect on our earnings or financial position.

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

Net contracts receivable consisted of the following:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Contracts	$8,280,127	$7,915,769
Unearned discounts	(59,572)	(81,838)

Net contracts	8,220,555	7,833,931
Allowance for credit losses	(229,765)	(227,673)
Dealer participation, net of deferred contract fees	134,539	141,572

Net contracts receivable	$8,125,329	$7,747,830

Contracts managed by us totaled $10.5 billion and $9.4 billion at September 30, 2003 and December 31, 2002, respectively. Of the $10.5 billion contracts managed at September 30, 2003, $8.2 billion were owned by us and $2.3 billion were owned by Westcorp, our ultimate parent. Of the $9.4 billion contracts managed at December 31, 2002, $7.8 billion were owned by us, $1.1 billion were owned by Westcorp, and $525 million were owned by securitization trusts.

Note 3 – Allowance for Credit Losses

The following table sets forth the activity in the allowance for credit losses:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Balance at beginning of period	$262,480	$175,533	$227,673	$136,410

Chargeoffs	(76,293)	(52,243)	(218,534)	(138,625)
Recoveries	19,027	11,655	56,404	36,772

Net chargeoffs	(57,266)	(40,588)	(162,130)	(101,853)
Provision for credit losses	24,551	63,098	164,222	163,486

Balance at end of period	$229,765	$198,043	$229,765	$198,043

Ratio of net chargeoffs during the period (annualized) to average contracts outstanding during the period	2.6%	2.3%	2.5%	2.2%
Ratio of allowance for credit losses to contracts at the end of the period	2.8%	2.6%	2.8%	2.6%

Note 4 – Notes Payable on Automobile Secured Financing

In connection with our asset-backed securitization activities, we issued no amounts and $2.8 billion of notes secured by contracts for the three and nine months ended September 30, 2003, respectively, compared with $1.3 billion and $5.6 billion for the same respective periods in 2002. The $2.8 billion issued during 2003 was through public transactions. Of the $5.6 billion issued in 2002, $4.8 billion was through public transactions and $775 million was through a conduit facility. We redeemed our $775 million conduit facility in May 2002. There were $7.8 billion of notes payable on automobile secured financing outstanding at September 30, 2003, compared with $7.4 billion at December 31, 2002.

Interest payments on the public transactions based on the respective note’s interest rate are due either monthly or quarterly, in arrears. Interest payments on the conduit facility were due monthly, in arrears, based on the respective note’s interest rate. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $85.8 million and $273 million for the three and nine months ended September 30, 2003, respectively, compared with $84.1 million and $225 million for the same respective periods in 2002.

Note 5 – Notes Payable – Parent

We borrowed $450 million from the Bank under the terms of a $300 million note and a $150 million note with rates of 10.25% and 8.875% per annum, respectively. We had amounts outstanding on the notes of $401 million at September 30, 2003, compared with $408 million at December 31, 2002. Interest payments on the notes totaled $9.9 million and $30.0 million for the three and nine months ended September 30, 2003, respectively, compared with $10.8 million and $22.4 million for the same respective periods in 2002.

Note 6 – Accumulated Other Comprehensive Loss, Net of Tax

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Unrealized loss on interest rate swaps (1)	$(24,583)	$(34,607)
Realized loss on settled cash flow hedges (1)	(21,241)	(19,219)

Total accumulated other comprehensive loss	$(45,824)	$(53,826)

(1)	All cash flow hedges are structured to hedge future interest payments on borrowings.

Note 7 – Comprehensive income

The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Net income	$75,551	$23,341	$133,751	$64,057
Unrealized gains (losses) on retained interest in securitized assets, net of tax		322		(444)
Unrealized losses on cash flow hedges, net of tax	(1,201)	(27,147)	(19,775)	(51,973)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax	9,060	11,979	27,777	25,020

Comprehensive income	$83,410	$8,495	$141,753	$36,660

Note 8 – Whole Loan Sale

For the three months ended September 30, 2003, we sold $1.7 billion of automobile contracts to Westcorp, our parent company, in a whole loan sale at a price of 103%. These receivables were subsequently securitized by Westcorp and continue to be managed by us under the terms of the securitization. As a result of selling contracts in a whole loan sale rather than securitizing them in a secured financing transaction, we recorded a cash gain on sale of $18.7 million. Included in this amount was $3.7 million of deferred gains from accumulated other comprehensive loss related to hedges of future interest payments on the forecasted secured financing. The hedge gain was included in the gain on sale on the Consolidated Statement of Income. The amount of gain was reduced by the write-off of dealer participation and other issue costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the nation’s largest independent automobile finance companies with 30 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with over $895 billion of loan and lease originations during 2002. We originate, service and securitize new and pre-owned automobile installment contracts, which are generated through our relationships with approximately 8,000 franchised and independent automobile dealers in 46 states. We originated $1.7 billion and $4.6 billion of automobile contracts during the three months and nine months ended September 30, 2003, respectively, compared with $1.4 billion and $4.2 billion for the same respective periods in 2002. We managed a portfolio of $10.5 billion at September 30, 2003, compared with $9.4 billion at December 31, 2002.

Our primary sources of revenue are net interest income and servicing income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. The primary components of servicing income include late charges and other collection related fee income on managed contract and contractually specified servicing income on contracts in securitization transactions treated as sales for accounting purposes and whole loan sales. The primary components of operating expenses are salaries, credit and collection expenses and data processing costs.

Selected Financial Data

The following table presents summary unaudited financial data for the three and nine months ended September 30, 2003 and 2002. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Interest income	$253,697	$220,285	$758,061	$589,583
Interest expense	96,277	95,849	304,411	251,382

Net interest income	157,420	124,436	453,650	338,201
Provision for credit losses	24,551	63,098	164,222	163,486

Net interest income after provision for credit losses	132,869	61,338	289,428	174,715
Noninterest income	49,855	30,193	110,686	90,956
Noninterest expense	57,563	52,685	178,680	160,651

Income before income tax	125,161	38,846	221,434	105,020
Income tax	49,610	15,505	87,683	40,963

Net income	$75,551	$23,341	$133,751	$64,057

Earnings per common share — diluted	$1.84	$0.57	$3.26	$1.62

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Contracts receivable, net	$8,125,329	$7,747,830
Total assets	9,276,534	8,861,466
Lines of credit — parent	14,350	62,048
Notes payable — parent	400,820	408,010
Notes payable on automobile secured financing	7,792,477	7,394,943
Total shareholders’ equity	776,353	634,532

	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Other Selected Data:
Average automobile contracts managed	$10,284,067	$9,102,663	$9,885,681	$8,672,049
Return on average automobile contracts managed (1)	2.94%	1.03%	1.80%	0.98%
Average shareholders’ equity (2)	$785,981	$657,763	$738,477	$605,465
Return on average shareholders’ equity (2)	38.45%	14.19%	11.61%	12.22%
Book value per share (2)	$20.04	$16.33	$20.04	$16.33
Equity to assets (2)	8.86%	8.09%	8.86%	8.09%
Automobile contract originations	$1,683,402	$1,444,185	$4,622,071	$4,204,718
Interest rate spread	5.98%	5.85%	5.99%	6.41%

(1)	Net income (annualized) divided by average automobile contracts managed

(2)	Excludes other comprehensive loss

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

Securitization Transactions and Whole Loan Sales

Contracts sold by us to our special purpose entity subsidiaries in connection with securitization transactions are treated as having been sold for bankruptcy remoteness purposes, thereby isolating those assets in our special purpose entity subsidiaries, and upon transfer to the securitization trust as secured financings under generally accepted accounting principles, also known as GAAP. For GAAP purposes, the contracts are retained on the balance sheet with the securities issued to finance the contracts recorded as notes payable on automobile secured financing. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions.

We occasionally sell contracts to Westcorp in whole loan sales. We recognize a cash gain on a whole loan sale equal to the cash premium received adjusted for the write-off of dealer participation balances and the effect of hedging activities.

As servicer of these contracts, we hold and remit funds collected from the borrowers on behalf of the trustee pursuant to reinvestment contracts that we have entered into. For loans sold to Westcorp which we continue to service, these amounts are reported as amounts held on behalf of trustee on our Consolidated Statements of Financial Condition.

Allowance for Credit Losses

Management determines the amount of the allowance for credit losses based on a review of various quantitative and qualitative analyses. Quantitative analyses include the review of chargeoff trends by contract program and contract type, analysis of cumulative losses and evaluation of credit loss experience by credit tier and geographic location. Other quantitative analyses include the evaluation of the size of any particular asset group, the concentration of any credit tier, the level of nonperformance and the percentage of delinquency.

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

All contracts that are 60 to 90 days delinquent are automatically classified as Special Mention. Any contract that is 90 or more days delinquent is automatically classified as Substandard. Any contract where the borrower has filed for bankruptcy or the vehicle has been repossessed by us and is subject to a redemption period is classified as Substandard, with the difference between the wholesale book value and contract balance classified as Loss. All vehicles repossessed by us that have not been sold are recorded at fair value and classified as Substandard.

The allowance for credit losses is reduced by net chargeoffs as well as decreases in required allowances due to sales of contracts and by lowering the level of required reserves based upon improved contract performance. The allowance for credit losses is increased by recording amounts to the provision for credit losses.

Derivatives and Hedging Activities

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements prior to closing the transaction. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. If a hedge is greater than 100% effective, the effective portion of the gain or loss on such hedge is reported in other comprehensive income and the ineffective portion (the amount in excess of 100%) is immediately reported in interest expense. Upon closing of the securitization transaction, the gain or loss is amortized on a level yield basis over the duration of the notes issued. Upon closing of a whole loan sale to Westcorp, the gain or loss is recognized in full as an adjustment to the gain or loss on the sale of contracts.

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

Results of Operations

Net Interest Income

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $157 million and $454 million for the three and nine months ended September 30, 2003, respectively, compared with $124 million and $338 million for the same respective periods in 2002. The increase in net interest income was the result of us holding more contracts on the balance sheet even as overall net interest margins declined for the nine months ended September 30, 2003.

The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Three Months Ended
	September 30,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest earning assets:
Contracts receivable (1)	$8,937,943	$251,477	11.16%	$7,050,231	$216,743	12.20%
Investment securities	818,003	2,220	1.08	780,734	3,542	1.80

Total interest earning assets	$9,755,946	253,697	10.32%	$7,830,965	220,285	11.16%

Interest bearing liabilities:
Lines of credit — parent	$50,488	265	2.08%	$70,551	525	2.95%
Notes payable — parent	401,374	9,937	9.90	441,819	10,834	9.81
Notes payable on automobile secured financing	8,220,400	85,830	4.18	6,318,116	84,140	5.32
Other	206,450	245	0.47	391,155	350	0.36

Total interest bearing liabilities	$8,878,712	96,277	4.34%	$7,221,641	95,849	5.31%

Net interest income and interest rate spread		$157,420	5.98%		$124,436	5.85%

Net yield on average interest earning assets			6.45%			6.36%

(1)	For the purpose of these computations, nonaccruing contracts are included in the average amounts outstanding.

	For the Nine Months Ended
	September 30,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest earning assets:
Contracts receivable (1)	$8,823,266	$750,577	11.37%	$6,246,900	$582,028	12.46%
Investment securities	807,703	7,484	1.24	544,448	7,555	1.86

Total interest earning assets	$9,630,969	758,061	10.52%	$6,791,348	589,583	11.61%

Interest bearing liabilities:
Lines of credit — parent	$50,471	868	2.30%	$125,441	2,579	2.75%
Notes payable — parent	403,664	29,963	9.90	308,517	22,444	9.70
Notes payable on automobile secured financing	8,333,795	272,678	4.36	5,533,389	225,491	5.42
Other	163,270	902	0.74	472,789	868	0.24

Total interest bearing liabilities	$8,951,200	304,411	4.53%	$6,440,136	251,382	5.20%

Net interest income and interest rate spread		$453,650	5.99%		$338,201	6.41%

Net yield on average interest earning assets			6.28%			6.64%

(1)	For the purpose of these computations, nonaccruing contracts are included in the average amounts outstanding.

The total interest rate spread increased 13 basis points for the three months ended September 30, 2003 compared with the three months ended September 30, 2002 due to a decrease of 84 basis points in the yield on interest earning assets combined with a 97 basis point decrease in the cost of funds. The total interest rate spread decreased 42 basis points for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 due to a decrease of 109 basis points in the yield on interest earning assets combined with a 67 basis point decrease in the cost of funds. The decrease in the yield on interest earning assets in 2003 is primarily due to our shift to originating a higher percentage of prime credit quality contracts and a lower interest rate environment. The decrease in the cost of funds in 2003 compared with 2002 is primarily due to a lower interest rate environment. Net interest income increased as more contracts were held on the balance sheet.

The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	For the Nine Months Ended September 30, 2003
	Compared to the Nine Months Ended September 30, 2002 (1)

	Volume	Rate	Total

	(Dollars in thousands)
Interest earning assets:
Contracts receivable	$251,405	$(82,856)	$168,549
Investment securities	3,955	(4,026)	(71)

Total interest earning assets	$255,360	$(86,882)	$168,478

Interest bearing liabilities:
Lines of credit — parent	$(1,344)	$(367)	$(1,711)
Notes payable — parent	7,048	471	7,519
Notes payable on automobile secured financing	118,646	(71,459)	47,187
Other	(1,123)	1,157	34

Total interest bearing liabilities	$123,227	$(70,198)	$53,029

Net change in net interest income			$115,449

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances.

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

The provision for credit losses was $24.6 million and $164 million for the three months and nine months ended September 30, 2003, respectively, compared with $63.1 million and $163 million for the same respective periods in 2002. Net chargeoffs were $57.3 million and $162 million for the three and nine months ended September 30, 2003, respectively, compared with $40.6 million and $102 million for the same respective periods in 2002. The decrease in the provision for credit losses was a result of reversing the allowance for credit losses commensurate with the $1.7 billion of automobile contracts sold. The allowance for credit losses as a percentage of owned loans outstanding was 2.8% at September 30, 2003, compared with 2.9% at December 31, 2002.

Contract Sales and Securitizations

Contract sales and securitizations totaled $1.7 billion and $4.5 billion for the three and nine months ended September 30, 2003, respectively, compared with $1.3 billion and $5.6 billion for the same respective periods in 2002. The following table lists each of the securitizations we manage. All securitizations prior to 1999-B were paid in full on or before their contractual maturity dates.

Securitizations

				Remaining			Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	September 30, 2003(1)	Original Balance	Average APR	Securitization Rate	Spread(2)

(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	Paid in full		14.42	5.70	8.72
1999-B	July, 1999	1,000,000	78,460	7.85%	14.62	6.36	8.26
1999-C	November, 1999	500,000	58,514	11.70	14.77	7.01	7.76
2000-A	March, 2000	1,200,000	162,305	13.53	14.66	7.28	7.38
2000-B	May, 2000	1,000,000	150,222	15.02	14.84	7.78	7.06
2000-C (3)	August, 2000	1,390,000	282,194	20.30	15.04	7.32	7.72
2000-D	November, 2000	1,000,000	261,382	26.14	15.20	6.94	8.26
2001-A	January, 2001	1,000,000	291,189	29.12	14.87	5.77	9.10
2001-B (3)	May, 2001	1,370,000	419,028	30.59	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	462,147	38.51	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	941,933	52.33	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	1,061,076	60.63	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	832,456	66.60	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	1,045,074	77.41	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	1,073,279	79.90	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	1,346,912	90.25	11.57	2.13	9.44
2003-3 (3)	August, 2003	1,650,000	1,650,000	100.00	10.59	2.66	7.93

	Total	$33,207,180	$10,116,171

(1)	Represents only the note payable amounts outstanding at the date indicated.

(2)	Represents the difference between the original weighted average annual percentage rate, also known as APR, and the estimated weighted average securitization rate on the closing date of the securitization.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Operating Expenses

Total operating expenses were $57.6 million and $179 million for the three and nine months ended September 30, 2003, respectively, compared with $52.7 million and $161 million for the same respective periods in 2002. Operating expenses as a percentage of average managed contracts were 2.2% and 2.4% for the three and nine months ended September 30, 2003, compared with 2.3% and 2.5% for the same respective periods in 2002.

Income Taxes

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 40% for both the three and nine months ended September 30, 2003, compared with 40% and 39% for the same respective periods in 2002.

Financial Condition

Contracts Receivable

We held a portfolio of contracts on balance sheet for investment that totaled $8.4 billion at September 30, 2003 and $8.0 billion at December 31, 2002. The increase is due to retaining contracts originated on our balance sheet and regaining control over all assets of the trusts for all our outstanding securitizations previously treated as sales for accounting purposes, excluding whole loan sales.

The following table presents a summary of our automobile contracts purchased:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
New vehicles	$586,648	$425,840	$1,462,024	$1,199,312
Pre-owned vehicles	1,096,754	1,018,345	3,160,047	3,005,406

Total volume	$1,683,402	$1,444,185	$4,622,071	$4,204,718

Prime	$1,406,674	$1,152,043	$3,829,825	$3,335,984
Non-prime	276,728	292,142	792,246	868,734

Total volume	$1,683,402	$1,444,185	$4,622,071	$4,204,718

Asset Quality

We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances.

At September 30, 2003, the percentage of accounts delinquent 30 days or greater was 2.70% compared with 3.50% at December 31, 2002. We calculate delinquency based on the contractual due date. The improvement in delinquency is primarily the result of us shifting to a higher concentration of prime credit quality contracts and normal seasonal trends. Net chargeoffs on average contracts managed were 2.58% and 2.59% for the three and nine months ended September 30, 2003, compared with 2.73% and 2.56% for the same respective periods in 2002.

The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and $2.3 billion of contracts that have been sold to Westcorp through whole loan sales and are managed by us:

	September 30, 2003		December 31, 2002

	Amount	%	Amount	%

	(Dollars in thousands)
Contracts managed at end of period	$10,475,948		$9,389,974

Period of delinquency 30-59 days	$201,990	1.93%	$238,204	2.54%
60 days or more (1)	80,398	0.77	90,291	0.96

Total contracts delinquent and delinquencies as a percentage of contracts managed (1)	$282,388	2.70%	$328,495	3.50%

(1)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due of $44.4 million and $41.5 million at September 30, 2003 and December 31, 2002, respectively.

The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	September 30, 2003		December 31, 2002

	Number of		Number of
	Contracts	Amount	Contracts	Amount

	(Dollars in thousands)
Contracts managed	818,125	$10,475,948	757,269	$9,389,974

Repossessed vehicles	1,629	$11,025	2,375	$16,433

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.20%	0.11%	0.31%	0.18%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Average contracts managed during period	$10,284,067	$9,102,663	$9,885,681	$8,672,049

Gross chargeoffs	$88,343	$80,916	$258,491	$229,216
Recoveries	21,916	18,688	66,451	62,548

Net chargeoffs	$66,427	$62,228	$192,040	$166,668

Net chargeoffs as a percentage of average contracts managed during period	2.58%	2.73%	2.59%	2.56%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

Cumulative Static Pool Loss Curves
At September 30, 2003

Period (1)	1999-B	1999-C	2000-A	2000-B	2000-C(3)	2000-D	2001-A	2001-B(3)	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2	2003-3 (3)

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.02%	0.03%	0.02%	0.04%	0.04%	0.03%	0.03%	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%
3	0.11%	0.10%	0.10%	0.09%	0.13%	0.11%	0.09%	0.10%	0.09%	0.06%	0.03%	0.06%	0.07%	0.04%	0.02%
4	0.26%	0.25%	0.20%	0.24%	0.27%	0.24%	0.20%	0.21%	0.20%	0.15%	0.10%	0.14%	0.16%	0.11%	0.06%
5	0.47%	0.40%	0.36%	0.39%	0.46%	0.39%	0.33%	0.33%	0.35%	0.29%	0.18%	0.27%	0.26%	0.18%	0.14%
6	0.66%	0.56%	0.55%	0.59%	0.65%	0.54%	0.50%	0.50%	0.49%	0.43%	0.32%	0.44%	0.38%	0.29%
7	0.87%	0.71%	0.71%	0.78%	0.81%	0.74%	0.70%	0.69%	0.65%	0.60%	0.49%	0.57%	0.50%	0.41%
8	1.00%	0.86%	0.91%	0.99%	0.93%	0.93%	0.84%	0.87%	0.81%	0.84%	0.66%	0.70%	0.61%	0.53%
9	1.13%	1.01%	1.10%	1.17%	1.07%	1.13%	1.04%	1.05%	0.95%	1.06%	0.82%	0.82%	0.78%
10	1.24%	1.14%	1.27%	1.33%	1.24%	1.34%	1.24%	1.22%	1.07%	1.28%	0.96%	0.96%	0.94%
11	1.35%	1.34%	1.45%	1.44%	1.41%	1.50%	1.45%	1.36%	1.20%	1.48%	1.10%	1.10%	1.08%
12	1.44%	1.52%	1.58%	1.57%	1.62%	1.74%	1.67%	1.53%	1.37%	1.67%	1.26%	1.24%
13	1.58%	1.74%	1.73%	1.72%	1.86%	1.95%	1.90%	1.67%	1.55%	1.82%	1.39%	1.38%
14	1.74%	1.94%	1.85%	1.86%	2.04%	2.21%	2.09%	1.81%	1.74%	1.99%	1.51%	1.53%
15	1.85%	2.09%	2.00%	2.04%	2.25%	2.48%	2.25%	2.00%	1.97%	2.14%	1.68%
16	2.03%	2.27%	2.15%	2.24%	2.45%	2.71%	2.41%	2.19%	2.16%	2.27%	1.83%
17	2.16%	2.39%	2.37%	2.39%	2.68%	2.89%	2.54%	2.37%	2.36%	2.45%	1.99%
18	2.30%	2.53%	2.52%	2.55%	2.88%	3.08%	2.73%	2.60%	2.59%	2.62%
19	2.42%	2.67%	2.67%	2.73%	3.08%	3.22%	2.93%	2.80%	2.78%	2.80%
20	2.50%	2.81%	2.83%	2.93%	3.23%	3.40%	3.11%	3.01%	2.95%
21	2.58%	2.92%	2.99%	3.12%	3.38%	3.59%	3.34%	3.19%	3.14%
22	2.67%	3.10%	3.16%	3.27%	3.54%	3.78%	3.54%	3.34%	3.29%
23	2.77%	3.28%	3.34%	3.38%	3.67%	3.96%	3.72%	3.49%	3.41%
24	2.87%	3.38%	3.49%	3.52%	3.83%	4.18%	3.92%	3.62%	3.57%
25	3.01%	3.55%	3.63%	3.63%	4.00%	4.41%	4.10%	3.75%	3.73%
26	3.14%	3.68%	3.75%	3.73%	4.16%	4.58%	4.23%	3.87%	3.88%
27	3.16%	3.84%	3.86%	3.84%	4.35%	4.79%	4.36%	4.00%
28	3.29%	3.98%	3.97%	3.97%	4.50%	4.96%	4.47%	4.15%
29	3.40%	4.14%	4.09%	4.11%	4.64%	5.08%	4.56%	4.28%
30	3.50%	4.19%	4.21%	4.26%	4.79%	5.22%	4.67%
31	3.61%	4.30%	4.33%	4.40%	4.92%	5.34%	4.81%
32	3.68%	4.38%	4.47%	4.50%	5.02%	5.44%	4.92%
33	3.74%	4.46%	4.59%	4.61%	5.12%	5.54%
34	3.81%	4.57%	4.68%	4.70%	5.22%	5.66%
35	3.87%	4.66%	4.79%	4.78%	5.29%	5.76%
36	3.91%	4.76%	4.86%	4.85%	5.38%
37	3.97%	4.84%	4.93%	4.94%	5.47%
38	4.03%	4.96%	5.01%	4.99%	5.53%
39	4.09%	5.03%	5.08%	5.05%
40	4.13%	5.13%	5.13%	5.12%
41	4.18%	5.20%	5.18%	5.18%
42	4.23%	5.24%	5.24%
43	4.28%	5.28%	5.29%
44	4.33%	5.34%
45	4.35%	5.38%
46	4.38%	5.42%
47	4.39%	5.44%
48	4.41%	5.46%
49	4.43%
50	4.44%
51	4.46%
Prime Mix (2)	70%	67%	68%	69%	68%	68%	71%	71%	76%	70%	87%	85%	80%	80%	82%	84%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

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

Principal Sources of Cash

•	Collections of Principal and Interest from Contracts – Principal and interest collections totaled $1.5 billion and $4.2 billion for the three and nine months ended September 30, 2003, respectively, compared with $1.3 billion and $3.8 billion for the same respective periods in 2002.

•	Contract Sales and Securitizations – Sales and securitizations totaled $1.7 billion and $4.5 billion for the three and nine months ended September 30, 2003, respectively, compared with securitizations of $1.3 billion and $5.6 billion for the same respective periods in 2002. Of the $4.5 billion of sales and securitizations in 2003, $2.8 billion was through public securitization transactions and $1.7 billion was through a whole loan sale to our parent, Westcorp. Of the $5.6 billion issued during 2002, $4.8 billion was through public securitization transactions and $775 million was through a conduit facility. We redeemed our $775 million conduit facility in May 2002.

Principal Uses of Cash

•	Purchase of Contracts – We purchased $1.7 billion and $4.6 billion of contracts for the three and nine months ended September 30, 2003, respectively, compared with $1.4 billion and $4.2 billion for the same respective periods in 2002.

•	Payments of Principal and Interest on Securitizations – Payments of principal and interest to noteholders and certificateholders totaled $1.3 billion and $3.7 billion for the three and nine months ended September 30, 2003, respectively, compared with $1.0 billion and $4.4 billion for the same respective periods in 2002.

•	Amounts Paid to Dealers – Participation paid by us to dealers totaled $39.6 million and $109 million for the three and nine months ended September 30, 2003, respectively, compared with $34.5 million and $99.7 million for the same respective periods in 2002.

•	Operating Our Business – Operating expenses totaled $57.6 million and $179 million for the three and nine months ended September 30, 2003, respectively, compared with $52.7 million and $161 million for the same respective periods in 2002.

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

We or our subsidiaries are involved as parties to certain legal proceedings incidental to our businesses, including Lee, et al. v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (a putative class action raising claims under the Equal Credit Opportunity Act) and Thompson v. WFS Financial Inc, Superior Court of the State of California, County of Alameda, Case No. RG03088926 filed March 27, 2003 (a putative class action raising claims under the California Business and Professional Code and the California Unruh Civil Rights Act), along with two similar California state court cases raising the same issues. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

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

WFS Financial Inc press release of July 21, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WFS Financial Inc

(Registrant)

Date:	November 4, 2003	By:	/S/ THOMAS A. WOLFE

Thomas A. Wolfe
President and Chief Executive Officer

Date:	November 4, 2003	By:	/S/ LEE A. WHATCOTT

Lee A. Whatcott
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer (Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO