Form 10-K
period 2003-12-31
WFS FINANCIAL INC
filed 2004-03-12
CIK 946343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Title of each class

Common Stock, no par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the last 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003:

Common Stock, No Par Value — $216,116,571

The number of shares outstanding of the issuer’s class of common stock as of February 27, 2004:

Common Stock, No Par Value — 41,033,901

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 26, 2004 are incorporated by reference into Part III.

WFS FINANCIAL INC AND SUBSIDIARIES

		Page

Forward-Looking Statements and Available Information		1
PART I
Item 1.	Business	2
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	19
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	41
Item 8.	Financial Statements and Supplementary Data	47
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	47
PART III
Item 10.	Directors and Executive Officers of the Registrant	48
Item 11.	Executive Compensation	48
Item 12.	Security Ownership of Certain Beneficial Owners and Management	48
Item 13.	Certain Relationships and Related Transactions	48
Item 14.	Principal Accounting Fees and Services	48
PART IV
Item 15.	Financial Statement Schedules, Exhibits and Reports on Form 8-K	49
EXHIBIT 3.1
EXHIBIT 10.4
EXHIBIT 10.4.1
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.8.1
EXHIBIT 10.16.6
EXHIBIT 10.16.7
EXHIBIT 10.22
EXHIBIT 10.22.1
EXHIBIT 10.24
EXHIBIT 10.24.1
EXHIBIT 10.25.2
EXHIBIT 10.31.1
EXHIBIT 10.35
EXHIBIT 10.36.2
EXHIBIT 10.39
EXHIBIT 10.39.1
EXHIBIT 10.49
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Forward-Looking Statements

      This Form 10-K includes and incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those expressed in or implied by these forward-looking statements.

      These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These statements are contained in sections entitled “Business, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Form 10-K and in the documents incorporated by reference.

      The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	interest rate fluctuations, including hedging activities;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	our level of operating expenses;

•	the effect, interpretation or application of new or existing laws, regulations and court decisions;

•	the availability of sources of funding;

•	the level of chargeoffs on the automobile contracts that we originate; and

•	significant litigation.

      If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

      We do not undertake to update our forward-looking statements to reflect future events or circumstances.

INDUSTRY DATA

      In this Form 10-K, we rely on and refer to information regarding the automobile lending industry from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Available Information

      We provide access to all of our filings with the Securities and Exchange Commission on our Web site at http:www.wfsfinancial.com free of charge on the same day that these reports are electronically filed with the Commission. The information contained in our Web site does not constitute part of this filing.

PART I

Item 1.	Business

General

      We are one of the nation’s largest independent automobile finance companies with 31 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with over $684 billion of loan originations during 2003. We originate new and pre-owned automobile installment contracts, otherwise known as contracts, through our relationships with approximately 8,000 franchised and independent automobile dealers nationwide. We originated $6.0 billion of contracts during 2003 and managed a portfolio of $10.6 billion contracts at December 31, 2003.

      For the year ended December 31, 2003, approximately 32% of our contract originations were for the purchase of new automobiles and approximately 68% of our contract originations were for the purchase of pre-owned automobiles. Approximately 83% of our contract originations were what we refer to as prime contracts, and approximately 17% of our contract originations were what we refer to as non-prime contracts. Our determination of whether a contract is categorized as prime, non-prime or other is based on a number of factors including the borrower’s credit history and our expectation of credit loss. All references made throughout this document regarding prime, non-prime or subprime automobile contracts are based on our determination.

      We underwrite contracts through a credit approval process that is supported and controlled by a centralized, automated front-end system. This system incorporates proprietary credit scoring models and industry credit scoring models and tools, which enhance our credit analysts’ ability to tailor each contract’s pricing and structure to maximize risk-adjusted returns. We believe that as a result of our sophisticated credit and underwriting systems, we are able to earn attractive risk-adjusted returns on our contracts. For the year ended December 31, 2003, the average net interest spread on our automobile contract originations was 7.63% and the net interest spread on our managed automobile portfolio was 7.10% while net credit losses averaged 2.60% for the same period.

      We structure our business to minimize operating costs while providing high quality service to our dealers. Those aspects of our business that require a local market presence are performed on a decentralized basis in our 39 offices. All other operations are centralized. We fund our purchases of contracts, on an interim basis, with deposits raised by our parent, Western Financial Bank, also known as the Bank, which are insured by the Federal Deposit Insurance Corporation, also known as the FDIC, and other borrowings of the Bank. These funds are made available to us through a series of intercompany agreements that are made under terms, rates and conditions that we believe to approximate arrangements we could enter into with outside third party relationships. For long-term financing, we issue automobile contract asset-backed securities. Since 1985, we have sold or securitized over $36.0 billion of contracts in 62 public offerings of asset-backed securities, making us the fourth largest issuer of such securities in the nation. We have employed a range of securitization structures and our most recent $1.5 billion issuance of asset-backed securities was structured as a senior/subordinated transaction with a weighted average interest rate of 2.36%. Our relationship with the Bank gives us a competitive advantage relative to other independent automobile finance companies by providing an additional liquidity source.

      The following table presents a summary of our contracts purchased:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
New vehicles	$1,928,268	$1,548,372	$1,208,753
Pre-owned vehicles	4,050,308	3,867,362	3,654,526

Total volume	$5,978,576	$5,415,734	$4,863,279

Prime contracts	$4,942,654	$4,346,212	$3,675,351
Non-prime contracts	1,035,922	1,069,522	1,187,928

Total volume	$5,978,576	$5,415,734	$4,863,279

The History of WFS

      Western Thrift & Loan Association, a California-licensed thrift and loan association, was founded in 1972. In 1973, Western Thrift Financial Corporation was formed as the holding company for Western Thrift & Loan Association. It later changed its name to Westcorp. In 1982, Westcorp acquired Evergreen Savings and Loan Association, a California-licensed savings and loan association, which became its wholly owned subsidiary. The activities of Western Thrift & Loan Association were merged into Evergreen Savings and Loan Association in 1982. Evergreen Savings and Loan Association’s name was changed ultimately to Western Financial Bank and the Bank ultimately became chartered as a federal savings institution.

      Western Thrift & Loan Association was involved in automobile finance activities from its incorporation until its merger with Evergreen Savings and Loan Association. Since such time, the Bank continued the automobile finance activities of Western Thrift & Loan Association. In 1988, we were incorporated as a wholly owned consumer finance subsidiary of the Bank to provide non-prime automobile finance services, a market not serviced by the Bank’s automobile finance division.

      In 1995, the Bank transferred its automobile finance division to us. In connection with that restructuring, the Bank transferred to us all assets relating to its automobile finance division, including the contracts held on balance sheet and all interests in the excess spread payable from outstanding securitization transactions. The Bank also transferred to us all of the outstanding stock of WFS Financial Auto Loans, Inc., also known as WFAL, and WFS Financial Auto Loans 2, Inc., also known as WFAL2, the securitization entities of the Bank, thereby making these companies our subsidiaries. In 1995, we sold approximately 20% of our shares in a public offering. At December 31, 2003, the Bank owned 84% of our common stock.

Market and Competition

      The automobile finance industry is generally segmented according to the type of vehicle sold (new versus pre-owned) and the credit characteristics of the borrower (prime, non-prime or subprime). Based upon industry data, we believe that during 2003, prime, non-prime and subprime loan originations in the United States were $470 billion, $135 billion and $79 billion, respectively. The United States captive automobile finance companies, General Motors Acceptance Corporation, Ford Motor Credit Company and Chrysler Credit Corporation account for approximately 32% of the automobile finance market. We believe that the balance of the market is highly fragmented and that no other market participant has greater than a 5% market share. Other market participants include the captive automobile finance companies of other manufacturers, banks, credit unions, independent automobile finance companies and other financial institutions.

      Our dealer servicing and underwriting capabilities and systems enable us to compete effectively in the automobile finance market. Our ability to compete successfully depends largely upon our strong personal relationships with dealers and their willingness to offer us contracts that meet our underwriting criteria. These relationships are fostered by the promptness with which we process and fund contracts, as well as the flexibility and scope of the programs we offer. We purchase the full spectrum of prime and non-prime contracts secured by both new and pre-owned vehicles.

      The competition for contracts available within the prime and non-prime credit quality contract spectrum is more intense when the rate of automobile sales declines. Although we have experienced consistent growth for many years, we can give no assurance that we will continue to do so. Several of our competitors have greater financial resources than we have and may have a lower cost of funds. Many of our competitors also have longstanding relationships with automobile dealers and may offer dealers or their customers other forms of financing or services not provided by us. The finance company that provides floor planning for the dealer’s inventory is ordinarily one of the dealer’s primary sources of financing for automobile sales. We do not currently provide financing on dealers’ inventories. We also must compete with dealer interest rate subsidy programs offered by the captive automobile finance companies. However, these programs are not generally offered on pre-owned vehicles and are limited to certain models or loan terms that may not be attractive to many first time automobile purchasers.

Our Business Strategy

      Our business objective is to maximize long-term profitability by efficiently purchasing and servicing prime and non-prime contracts that generate strong and consistent risk-adjusted returns. We achieve this objective by employing our business strategy, which includes the following key elements:

•	produce consistent growth through our strong dealer relationships;

•	price contracts to maximize risk-adjusted returns by using advanced technology and experienced underwriters;

•	create operating efficiencies through technology and best practices;

•	generate low cost liquidity through our funding sources, including positive operating cash flows; and

•	record high quality earnings and maintain a conservative, well-capitalized balance sheet.

Produce Consistent Growth Through Our Strong Dealer Relationships

      Over the past five years, we have experienced a compounded annual growth rate in contract purchases of 17%. We believe we provide a high degree of personalized service to our dealer base by marketing, underwriting and purchasing contracts on a local level. Our focus is to provide each dealer superior service by providing a single source of contact to meet the dealer’s prime and non-prime financing needs. We believe that the level of our service surpasses that of our competitors by making our business development representatives available any time a dealer is open, making prompt credit decisions, negotiating credit decisions within available programs by providing structural alternatives and funding promptly.

	At or For the Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Total contract portfolio managed	$10,596,665	$9,389,974	$8,152,882	$6,818,182	$5,354,385
Percentage growth	12.9%	15.2%	19.6%	27.3%	22.6%
Total contract originations	$5,978,576	$5,415,734	$4,863,279	$4,219,227	$3,340,146
Percentage growth	10.4%	11.4%	15.3%	26.3%	25.1%

      Growth of originations is primarily through increased dealer penetration. We intend to increase contract purchases from our current dealer base as well as develop new dealer relationships. Prior to 1995, we originated contracts in seven, primarily western, states. Subsequently, we increased our geographic penetration nationwide. Although our presence is well-established throughout the country, we believe that we still have opportunities to build market share, especially in those states that we entered since 1994. In addition, we have improved our dealer education and delivery systems in order to increase the ratio of contracts purchased to the number of applications received from a dealer, thereby improving the efficiency of our dealer relationships. We are also seeking to increase contract purchases through new dealer programs targeting high volume, multiple location dealers. These programs focus on creating relationships with dealers to achieve higher contract originations and improving efficiencies. On a limited basis, we also originate loans directly from consumers and purchase loans from other automobile finance companies. Additionally, we continue to explore other distribution channels, including the Internet. In December 2001, we acquired an interest in DealerTrack Holdings, Inc., also known as DealerTrack, an Internet business-to-business portal that brings together finance companies and dealers. DealerTrack has signed up 40 finance companies and 23,800 dealers. As of December 31, 2003, we owned approximately 6.4% of DealerTrack. Currently, approximately 70% of our applications are processed through DealerTrack.

      We are the largest originator of pre-owned automobile contracts in California by a two to one margin to our nearest competitor. Our leading market share in California provides us with economies of scale, thereby enabling us to earn a higher risk adjusted margin in this market. We are seeking to expand our market share in other states to achieve similar economies of scale.

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

      To achieve the return anticipated at origination, we have developed a disciplined behavioral servicing process for the early identification and cure of delinquent contracts and for loss mitigation. In addition, we provide incentives to our associates based on credit performance and profitability measurements on both an individual and company level.

      The following table shows the risk adjusted margins on contracts originated over the past several years:

	For the Year Ended December 31,

	2003	2002	2001	2000	1999

Weighted average coupon(1)	10.03%	11.35%	12.74%	13.95%	13.57%
Interest on borrowings(1)	2.70	3.74	5.37	6.74	6.08

Net interest margins	7.33	7.61	7.37	7.21	7.49
Credit losses(2)	2.60	2.77	2.27	1.91	2.13

Risk-adjusted margins	4.73%	4.84%	5.10%	5.30%	5.36%

(1)	Represents the rate on contracts originated during the periods indicated.

(2)	Represents the rate on managed contracts during the periods indicated.

Create Operating Efficiencies Through Technology and Best Practices

      We evaluate all aspects of our operations in order to streamline processes and employ best practices throughout the organization. Our key technology systems implemented through this process include:

•	automated front-end loan origination system that calculates borrower ratios, maintains lending parameters and approval limits, accepts electronic applications and directs applications to the appropriate credit analyst, all of which have reduced the cost of receiving, underwriting and funding contracts;

•	custom designed proprietary scoring models that rank order the risk of loss occurring on a particular contract;

•	behavioral delinquency management system, which improves our ability to queue accounts according to the level of risk, monitor collector performance and track delinquent automobile accounts;

•	centralized and upgraded borrower services department, which includes remittance processing, interactive voice response technology and direct debit services;

•	centralized imaging system that provides for the electronic retention and retrieval of account records; and

•	data warehouse that provides analytical tools necessary to evaluate performance of our portfolio by multiple dimensions.

      As a result of these efforts, we have reduced our operating costs as a percent of managed contracts to 2.4% for 2003 from a high of 4.5% during the first quarter of 1999. We will continue to evaluate new technology and best practices to further improve our operating efficiencies.

Generate Low Cost Liquidity Through Our Funding Sources, Including Positive Operating Cash Flows

      Cash flows from our operations provide a significant source of liquidity for us. In addition, we are able to raise additional liquidity through the asset-backed securities market. Over the last year we held an average of approximately $572 million of unencumbered automobile contracts on our balance sheet, which provides another source of liquidity.

Record High Quality Earnings and Maintain a Conservative, Well-Capitalized Balance Sheet

      Presenting high quality earnings and maintaining a conservative, well-capitalized balance sheet have been our focus since our founding in 1972. We believe this strategy ensures success over the long term, rather than providing extraordinary short-term results. Components of this strategy include accounting for our automobile securitizations as secured financings rather than sales, maintaining appropriate allowances for credit losses and holding a strong equity position.

      Since March 2000, we have structured our automobile contract securitizations as secured financings. By accounting for these securitizations as secured financings, the contracts and asset-backed notes issued remain on our balance sheet with the earnings of the contracts in the trust and the related financing costs reflected over the life of the underlying pool of contracts as net interest income on our Consolidated Statements of Income. Additionally, no Retained Interest in Securitized Assets, also known as RISA, is recorded on the balance sheet with a corresponding non-cash gain on sale. The RISA must be written off over the life of a securitization. This asset is subject to impairment if assumptions made about the performance of a securitization are not realized. At December 31, 2002, the RISA created from asset-backed securities issued prior to April 2000 had been fully amortized. This compares with a high of $181 million or 58% of equity, net of tax, in 1997.

      Our allowance for credit losses was $240 million at December 31, 2003 compared with $228 million at December 31, 2002. The increase in the allowance for credit losses was the result of a higher level of automobile contracts held on balance sheet. The allowance for credit losses as a percentage of owned contracts outstanding was 2.8% at December 31, 2003 compared with 2.9% at December 31, 2002. Based on the analysis we performed related to the allowance for credit losses as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” we believe that our allowance for credit losses is currently adequate to cover probable losses in our contract portfolio that can be reasonably estimated.

      Total shareholders’ equity, excluding accumulated other comprehensive loss, was $852 million or 8.7% of total assets at December 31, 2003. This compares with total shareholders’ equity of $688 million or 7.8% of total assets at December 31, 2002.

Operations

Locations

      We currently originate contracts nationwide through our 39 offices. Each regional business center manager is accountable for the performance of contracts originated in that office throughout the life of the contracts, including acquisition, underwriting, funding and collection. We have two national service centers located in California and Texas with functions including data verification, records management, remittance processing, customer service call centers, automated dialers and asset recovery. We also maintain three regional bankruptcy and remarketing centers. Our corporate offices are located in Irvine, California.

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

      Business development representatives target selected dealers within their territory based upon volume, potential for business, financing needs of the dealers, and competitors that are doing business with such dealers. Before we decide to do business with a new dealer, we perform a review process of the dealer and its business. If we then determine to proceed, we enter into a non-exclusive dealership agreement with the dealer. This agreement contains certain representations regarding the contracts the dealer will sell to us. Due to the non-exclusive nature of our relationship with dealers, the dealers retain discretion to determine whether to sell contracts to us or another financial institution. The business development representative is responsible for educating the dealers’ finance managers about the types of contracts that meet our underwriting standards. We believe this education process helps to minimize the number of applications we receive that are outside of our underwriting guidelines, thereby increasing our efficiency and lowering our overall cost to originate contracts.

      After the dealer relationship is established, the business development representative continues to actively monitor the relationship with the objective of maximizing the overall profitability of each dealer relationship within his or her territory. This includes monitoring the number of approved applications received from each dealer that are converted into contracts, verifying that the contracts meet our underwriting standards, monitoring the risk-based pricing of contracts acquired and reviewing the actual performance of the contracts purchased. To the extent that a dealer does not meet minimum conversion ratios, lending volume standards or overall profitability targets, the dealer may be precluded from sending us applications in the future. During the year our dealer base increased from approximately 7,800 to 8,000, primarily as a result of us expanding our nationwide presence. Our increase in volume is the result of this increase in our dealer base, in addition to funding more contracts from our existing dealers.

Underwriting and Purchasing of Contracts

      The underwriting process begins when an application is sent to us via the Internet or faxed to our data entry service provider. During 2002, we outsourced our data entry process to a third-party provider to maximize efficiencies and reduce our costs due to the decreased volume of applications received via fax. Internet applications are automatically loaded into our front-end underwriting computer system. Our data entry service providers enter the applicant information from faxed applications into our front-end system. Once an application is in the front-end system, the system automatically obtains the applicant’s credit bureau information and calculates our proprietary credit score.

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

      Our credit analysts are responsible for properly structuring and pricing deals to meet our risk-based criteria. They review the applicant’s information and the structure and price of an application and determine whether to approve, decline or make a counteroffer to the dealer. Each credit analyst’s lending levels and approval authorities are established based on the individual analyst’s credit experience and portfolio performance, credit manager audit results and quality control review results. Higher levels of approvals are required for higher credit risk and are controlled by system driven parameters and limits. System driven controls include limits on minimum contract buy rates, contract terms, contract advances, payment to income ratios, debt to income ratios, collateral values and low side overrides.

      Once a credit decision has been made, the computer system automatically sends a response to the dealer through the Internet or via fax specifying approval, denial or conditional approval. Conditional approval is based upon modification to the structure, such as an increase in the down payment, reduction of the term, or the addition of a co-signer. As part of the approval process, the credit analyst may require that some of the information be verified, such as the applicant’s income, employment, residence or credit history. The system increases efficiency by automatically denying approval in certain circumstances without additional underwriting being performed. These automated notices are controlled by parameters set by us, consistent with our credit policy.

      If the dealer accepts the terms of the approval, the dealer is required to deliver the necessary documentation for each contract to us. Our funding group audits such documents for completeness and consistency with the application and provides final approval and funding of the contract. A direct deposit is made or a check is prepared and promptly sent to the dealer for payment. The dealer’s proceeds may include dealer participation for consideration of the acquisition of the contract. The completed contract file is then forwarded to our records center for imaging.

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

      The following table sets forth information for contracts originated, contracts managed and number of dealers in the states in which we operate our business:

	Contracts Originated
	For the Year Ended December 31,			At December 31, 2003

State	2003	2002	2001	Managed Portfolio	Number of Dealers(1)

	(Dollars in thousands)
California	$2,228,877	$2,091,347	$1,928,371	$3,992,899	3,025
Washington	373,111	310,189	216,003	570,259	543
Arizona	299,918	283,528	324,299	567,224	468
Colorado	248,667	200,153	123,788	376,790	332
Oregon	206,875	214,683	196,292	356,905	501
Texas	204,065	171,761	181,651	371,503	823
Virginia	162,148	123,403	99,056	273,485	445
Ohio	161,846	171,109	174,040	351,102	788
North Carolina	148,786	144,859	138,956	288,587	505
Illinois	147,635	104,576	93,709	233,714	534
Nevada	142,957	131,094	105,747	252,167	166
Florida	132,238	147,931	184,289	300,689	698
Idaho	129,838	102,475	77,184	199,956	198
New York	117,377	63,519	29,801	157,774	299
Michigan	109,323	82,542	67,905	178,164	369
Maryland	100,620	62,145	41,286	149,878	246
Georgia	98,224	77,294	82,352	181,685	431
Tennessee	90,156	86,228	83,892	176,717	310
South Carolina	88,511	145,892	129,963	231,142	283
Missouri	77,273	70,070	57,883	139,082	350
Utah	74,993	84,897	77,321	138,880	284
Massachusetts	69,343	39,086	27,778	96,091	185
New Jersey	60,255	42,210	28,280	96,137	200
Wisconsin	52,304	44,318	40,826	87,105	221
Pennsylvania	47,813	50,699	46,122	95,851	376
Indiana	46,530	37,904	36,739	83,556	231
Minnesota	46,398	29,708	18,240	63,698	115
Alabama	43,343	36,570	31,967	82,560	213
Connecticut	35,183	22,928	11,508	53,316	98
New Mexico	34,010	23,930	24,146	52,238	110
Delaware	32,750	26,697	26,173	61,660	64
New Hampshire	32,619	24,275	10,563	46,790	89
Kansas	26,398	19,448	21,533	45,050	126
Kentucky	23,112	41,754	41,526	66,130	193
Iowa	20,712	20,552	9,228	34,533	94
Oklahoma	12,874	27,390	25,065	35,949	85
Mississippi	10,245	18,051	19,691	33,315	91
Nebraska	8,165	9,824	5,248	15,055	52
Wyoming	8,105	12,507	6,918	15,985	36
West Virginia	7,111	9,447	11,930	19,435	84
Rhode Island	5,170	4,385	2,947	8,584	29
South Dakota	4,971	3,843	2,078	6,831	14
Maine	3,782	492	985	4,227	18
Montana	3,590			3,303	2
Vermont	355	21		349	5
Hawaii				315	26

Total	$5,978,576	$5,415,734	$4,863,279	$10,596,665	14,355

(1)	Represents number of dealers from which contracts were originated that remain outstanding in our servicing portfolio at December 31, 2003.

Servicing of Contracts

      We service all of the contracts we purchase, both those held by us and those sold in automobile securitizations. The servicing process includes collecting and processing payments, responding to borrower inquiries, maintaining the security interest in the vehicle, maintaining physical damage insurance coverage and repossessing and selling collateral when necessary. During the second quarter of 2000, we implemented a new decision support system that incorporates behavioral scoring models. Additionally, in the second quarter of 2001, we began purchasing credit bureau information on all borrowers, which is updated each quarter. We believe these processes are the most efficient and effective collection methods.

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

      Our fully integrated servicing, decision and collections system automatically forwards accounts to our automated dialer or regional collection centers based on the assessed risk of default or loss. Account assessment poses several courses of action, including delaying collection activity based on the likelihood of self curing, directing an account to the automated dialer for a predetermined number of days before forwarding it to a regional collections office, or directly forwarding to a loan service counselor in the regional office for accelerated collection efforts as early as when the contract is seven days past due. This process balances the efficiency of centralized collection efforts with the effectiveness of decentralized personal collection efforts. Our systems track delinquencies and chargeoffs, monitor the performance of our collection associates and assist in delinquency forecasting. To assist in the collection process, we can access original documents through our imaging system, which stores all the documents related to each contract. We limit deferments to a maximum of three over the life of the contract and rarely rewrite contracts.

      If an account is delinquent and satisfactory payment arrangements are not made, the automobile is generally repossessed within 60 to 90 days of the date of delinquency, subject to compliance with applicable law. We use independent contractors to perform repossessions. The automobile remains in our custody for 10 days, or longer if required by applicable law, to provide the obligor the opportunity to redeem the automobile. If after the redemption period the delinquency is not cured, we write down the vehicle to fair value and reclassify the contract as a repossessed asset. After the redemption period expires, we prepare the automobile for sale. We sell substantially all repossessed automobiles through wholesale automobile auctions, subject to applicable law. We do not provide the financing on repossessions sold. We use regional remarketing departments to sell our repossessed vehicles. Once the vehicles are sold, we charge off any remaining deficiency balances. At December 31, 2003, repossessed automobiles outstanding managed by us were $10.3 million or 0.10% of the total managed contract portfolio compared with $16.4 million or 0.18% of the total managed contract portfolio at December 31, 2002.

      It is our policy to charge off an account when it becomes contractually delinquent by 120 days, except for accounts that are in Chapter 13 bankruptcy, even if we have not yet repossessed the vehicle. At the time that a contract is charged off, all accrued interest is reversed. After chargeoff, we collect deficiency balances through our centralized asset recovery center. These efforts include contacting the borrower directly, seeking a deficiency judgment through a small claims court or instituting other judicial action where necessary. In some cases, particularly where recovery is believed to be less likely, the account may be assigned to a collection agency for final resolution. For those accounts that are in Chapter 13 bankruptcy and contractually past due 120 days, we reverse all accrued interest and recognize income on a cash basis. Additionally, we write down such contracts to fair value.

Transactions with Related Parties

Relationship with the Bank and its Controlling Parties

      We believe that the transactions with affiliates described below are on terms no less favorable to us than could be obtained from unaffiliated parties. These transactions were approved by our Board of Directors and the Boards of Directors of the Bank and Westcorp, including their respective independent directors.

Intercompany Borrowings

      We have various borrowing arrangements with the Bank, including long-term, unsecured debt and lines of credit designed to provide financing for us and our subsidiaries. These borrowings are the only source of liquidity we currently utilize outside of the asset-backed securities market. These borrowing arrangements, on an unconsolidated basis, provide the Bank with what it believes to be a market rate of return.

      We borrowed $125 million from the Bank under the terms of a $125 million note executed in 1995. The $125 million note provided for principal payments of $25 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. Interest payments on the $125 million note were due quarterly, in arrears, calculated at the rate of 7.25% per annum. The $125 million note was paid off in the third quarter of 2001. There was no outstanding balance on the $125 million note at December 31, 2003. Interest expense on this note totaled $0.5 million for the year ended December 31, 2001.

      We borrowed $150 million from the Bank under the terms of a $150 million note, as amended. This note matures on August 1, 2007, although the Bank has the option to require payment in part or in full at any time prior to that date. Interest payments on the $150 million note are due quarterly in arrears, calculated at the rate of 8.875% per annum. Pursuant to the terms of this note, we may not incur any other indebtedness that is senior to the obligations evidenced by this note except for (i) indebtedness under the $125 million note, (ii) indebtedness collateralized or secured under the $1.8 billion line of credit discussed below and (iii) indebtedness for similar types of warehouse lines of credit. We made principal payments on this note totaling $7.2 million and $42.0 million during the years ended December 31, 2003 and 2002, respectively. There was $101 million outstanding on this note at December 31, 2003 compared with $108 million at December 31, 2002. Interest expense on this note totaled $9.1 million, $12.4 million and $10.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Additionally, we borrowed $300 million from the Bank under the terms of a $300 million note in May 2002. This note matures on May 15, 2012. Interest payments on the $300 million note are due semi-annually, in arrears, calculated at the rate of 10.25% per annum. Pursuant to the terms of this note, we may not incur any other indebtedness that is senior to the obligations evidenced by this note except for (i) indebtedness under the $150 million note, (ii) indebtedness collateralized or secured under the $1.8 billion line of credit and (iii) indebtedness for similar types of warehouse lines of credit. There was $300 million outstanding on this note at December 31, 2003 and 2002. Interest expense on this note totaled $30.8 million and $20.3 million for the years ended December 31, 2003 and 2002, respectively.

      We have a line of credit extended by the Bank permitting us to draw up to $1.8 billion as needed to be used in our operations. We do not pay a commitment fee for this line of credit. The line of credit terminates on December 31, 2004, although we may extend the term for additional periods of up to 60 months. There was no amount outstanding at December 31, 2003 and 2002. The average amount outstanding on the line was $14.7 million for 2003 and $50.5 million for 2002. The $1.8 billion line of credit carries an interest rate based on the one-month London Interbank Offered Rate, also known as LIBOR, and an interest spread of 125 basis points when unsecured and 90 basis points when secured. The Bank has the right under this line of credit to refuse to permit additional amounts to be drawn if, in the Bank’s discretion, the amount sought to be drawn will not be used to finance the purchase of contracts or other working capital requirements.

      Some of our subsidiaries have entered into lines of credit with the Bank. These lines permit our subsidiaries to draw up to a total of $330 million to fund activities related to our securitizations. Of the total $330 million, $10 million terminates on December 1, 2006 and $320 million terminates on January 1, 2010, although the terms may be extended by these subsidiaries for additional periods of up to 60 months. At

December 31, 2003, the amount outstanding on these lines of credit totaled $21.8 million compared with $62.0 million at December 31, 2002. These lines of credit with the Bank held by our subsidiaries carry an interest rate based on one-month LIBOR and an interest spread of 112.5 basis points when unsecured and 62.5 basis points when secured.

      Interest on the amounts outstanding under the lines of credit is paid monthly, in arrears, and is calculated on the daily average amount outstanding that month. Interest expense for these lines of credit totaled $1.0 million, $3.0 million and $8.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. For the years ended December 31, 2003, 2002 and 2001, the weighted average interest rates for the lines of credit were 2.28%, 2.74% and 4.43%, respectively. At December 31, 2003, 2002 and 2001, the weighted average interest rates for the lines of credit were 2.28%, 2.55% and 3.08%, respectively.

Short-Term Investment — Parent

      We invest our excess cash at the Bank under an investment agreement. Prior to January 1, 2002, the Bank paid us an interest rate on this excess cash equal to the federal composite commercial paper rate. On January 1, 2002, the agreement was amended to revise the interest rate to the one-month LIBOR. The weighted average interest rate was 1.23%, 1.77% and 3.80% for the years ended December 31, 2003, 2002 and 2001, respectively. We held $764 million and $688 million excess cash with the Bank under the investment agreement at December 31, 2003 and 2002, respectively. The average investment during 2003 was $660 million compared with $561 million during 2002. Interest income earned by us under this agreement totaled $8.2 million, $10.2 million and $4.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The interest rate was 1.17% at December 31, 2003 compared with 1.44% at December 31, 2002.

Reinvestment Contracts

      Pursuant to a series of agreements to which we, the Bank and our subsidiary, WFAL2, among others, are parties, we have access to the cash flows of certain outstanding securitizations, including the cash held in the spread accounts for these securitizations. We are permitted to use that cash as we determine, including to originate contracts.

      In certain securitizations, the Bank and WFAL2 have entered into a reinvestment contract that is deemed to be an eligible investment under the relevant securitization agreements. The securitization agreements require that all cash flows of the relevant trust and the associated spread accounts be invested in the applicable reinvestment contract. A limited portion of the invested funds may be used by WFAL2 and the balance may be used by the Bank. The Bank makes its portion available to us pursuant to the terms of the WFS Reinvestment Contract. Under the WFS Reinvestment Contract, we receive access to all of the cash available to the Bank under each trust reinvestment contract and are obligated to repay to the Bank an amount equal to the cash so used when needed by the Bank to meet its obligations under the individual trust reinvestment contracts. With the portion of the cash available to it under the individual trust reinvestment contracts, WFAL2 purchases contracts from us pursuant to the terms of the sale and servicing agreement.

      In accordance with these agreements, the Bank and WFAL2 pledge property owned by each of them for the benefit of the trustee of each trust and the surety. We paid the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank as consideration for the pledge of collateral and for our access to cash under the WFS Reinvestment Contract in 2003. Effective January 1, 2004, this fee was increased to 55 basis points. We paid the Bank $1.2 million, $1.2 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively, for this purpose. As WFAL2 directly utilizes the cash made available to it to purchase contracts for its own account from us, no additional consideration from us is required to support WFAL2 ’s pledge of its property under the agreement with Financial Security Assurance Inc., also known as FSA. While we are under no obligation to repurchase contracts from WFAL2, to the extent WFAL2 needs to sell any such contracts to fund its repayment obligations under the trust reinvestment contracts, it is anticipated that we would prefer to purchase those contracts than for WFAL2 to sell those contracts to a third party. The WFS Reinvestment Contract, by its terms, is to remain in effect so long as any of the trust reinvestment contracts are an eligible investment for its related securitization. There was

$789 million and $944 million outstanding on the trust reinvestment contracts at December 31, 2003 and 2002, respectively.

Whole Loan Sales

      We sold $1.7 billion and $1.4 billion of contracts to Westcorp in whole loan sales for the years ended December 31, 2003 and 2001, respectively. We sold no contracts to Westcorp for the year ended December 31, 2002. In these transactions, we received cash for the amount of the principal outstanding on the contracts plus a premium of $49.7 million and $44.3 million for the years ended December 31, 2003 and 2001, respectively. These premiums were recorded as a cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities. These contracts were subsequently securitized by Westcorp and continue to be managed by us under the terms of the transactions.

      On February 27, 2004, we sold $1.5 billion of contracts to Westcorp in a whole loan sale. As a result of selling contracts in a whole loan sale rather than securitizing them in a secured financing transaction, we recorded a cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities, of $13.8 million related to the contracts sold. These receivables were subsequently securitized by Westcorp and continue to be managed by us under the terms of the securitization.

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

Management Agreements

      We have entered into certain management agreements with the Bank and Westcorp pursuant to which we pay an allocated portion of certain costs and expenses incurred by the Bank and Westcorp with respect to services or facilities of the Bank and Westcorp used by us or our subsidiaries, including our principal office facilities, our field offices, and overhead and associate benefits pertaining to Bank and Westcorp associates who also provide services to us or our subsidiaries. Additionally, as part of these management agreements, the Bank and Westcorp have agreed to reimburse us for similar costs incurred. Net amounts paid to us by the Bank, Westcorp and their affiliates under these agreements were $4.1 million, $6.4 million and $5.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The management agreements may be terminated by any party upon five days prior written notice without cause, or immediately in the event of the other party’s breach of any covenant, obligation, or duty contained in the applicable management agreement or for violation of law, ordinance, statute, rule or regulation governing either party to the applicable management agreement.

Supervision and Regulation

General

      The following discussion describes federal and state laws and regulations that have a material effect on our business. These laws and regulations generally are intended to protect consumers, depositors, federal deposit insurance funds and the banking system as a whole, rather than stockholders and creditors. To the extent that this section refers to statutory or regulatory provisions, it is qualified in its entirety by reference to these provisions. Further, these statutes and regulations are subject to change by Congress and federal or state regulators. A change in the laws, regulations or regulatory policies applicable to us could have a material effect on our business.

Bank Operations

      The Bank and its subsidiaries are subject to examination and comprehensive regulation and reporting requirements by the Office of Thrift Supervision, also known as the OTS, the Bank’s primary federal regulator, as well as by the FDIC. The OTS is required to conduct a full scope, on-site examination of the Bank every twelve months. In addition, the Bank is subject to regulation by the Board of Governors of the Federal Reserve System, which governs reserves required to be maintained against deposits and other matters. The Bank also is a member of the FHLB of San Francisco, one of twelve regional banks for federally insured savings and loan associations and banks comprising the FHLB System. The FHLB System is under the supervision of the Federal Housing Finance Board. In addition, various other laws and regulations, such as the Gramm-Leach-Bliley Act, Federal Home Loan Bank Act, Community Reinvestment Act, Sarbanes-Oxley Act of 2002, and USA Patriot Act, directly or indirectly affect our business.

      Since we are owned by the Bank, which is a federal savings association, we are subject to regulation and examination primarily by the OTS as well as by the FDIC. Our service corporation subsidiaries also are subject to regulation by the OTS and other applicable federal and state agencies. We and certain of our other subsidiaries are further regulated by various departments or commissions of the states in which they do business.

Automobile Lending Operations

      We purchase automobile installment contracts in 45 states and are subject to both state and federal regulation of our automobile lending operations. We must comply with each state’s consumer finance, automobile finance, licensing and titling laws and regulations to the extent those laws and regulations are not pre-empted by OTS regulations or federal law.

      The contracts we originate and service are subject to numerous federal and state consumer protection laws, including the Federal Truth-in-Lending Act, the Federal Trade Commission Act, the Fair Credit Billing Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair and Accurate Credit Transactions Act, the California Rees-Levering Act, other retail installment sales laws and similar state laws. Most state consumer protection laws also govern the process by which we may repossess and sell an automobile pledged as security on a defaulted contract. We must follow those laws carefully in order to maximize the amount of money we can recover on a defaulted contract.

Affiliate Transaction Restrictions

      The Home Owners’ Loan Act, also known as HOLA, limits the type of activities and investments in which the Bank or its subsidiaries may participate if the investment or activity involves an affiliate of the Bank. In addition, transactions between the Bank or its subsidiaries and an affiliate must be on terms that are at least as favorable to the Bank or its subsidiaries as are the terms of the transactions with unaffiliated companies. This permits the OTS to, as necessary, limit transactions between the Bank, Westcorp and the subsidiaries or affiliates of Westcorp or the Bank, and to limit any activities of Westcorp that might create a serious risk that the liabilities of Westcorp and its affiliates may be imposed on the Bank.

Investment Restrictions

      HOLA regulations limit certain activities of the Bank and its operating subsidiaries to a percentage of the Bank’s total consolidated assets, excluding for these purposes, assets held by its service corporations. The Bank is precluded from holding consumer loans, including automobile contracts, on its consolidated balance sheet, in an aggregate principal balance in excess of 30% of its total consolidated assets. The limitation is increased to 35% of consolidated assets if all of the consumer loans in excess of the 30% limit are obtained by the Bank and its operating subsidiaries directly from consumers. Our securitization activities are structured to enable the Bank to remove securitized automobile contracts from the HOLA consumer loan limitation calculation. As a result, securitized automobile contracts are not included in the calculation of the percentage of the Bank’s consolidated assets subject to either the 30% or 35% limitation on consumer loans. The Bank is precluded from holding commercial loans, including loans to our service corporations, on its consolidated balance sheet, in an aggregate principal balance in excess of 10% of its total consolidated assets. Commercial loans secured by real estate and small business loans with $2.0 million or less in outstanding principal are not included in the calculation of the percentage of commercial loans. The Bank is precluded from investing more than 2% of its consolidated assets in service corporations, although it may invest an additional 1% in service corporations devoted to community service activities as specified in the regulations. Retained earnings or losses from the operations of our service corporations are not included in the calculation of our investment in service corporations.

Capital Requirements

      As a federally chartered savings bank, the Bank is subject to certain minimum capital requirements imposed by the Financial Institutions Reform, Recovery and Enforcement Act, also known as FIRREA, and the Federal Deposit Insurance Corporation Improvement Act, also known as FDICIA. FDICIA separates all financial institutions into one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To be considered “well capitalized,” an institution must have a ratio of total risk-based capital to risk-weighted assets of 10.0% or greater, a Tier 1 risk-based capital ratio to risk-weighted assets of 6.0% or greater, a leverage ratio of 5.0% or greater and not be subject to any OTS order. To be “adequately capitalized,” an institution must have a total risk-based capital ratio of not less than 8.0%, a Tier 1 risk-based capital ratio of not less than 4.0% and a leverage ratio of not less than 4.0%. Any institution that is neither well-capitalized nor adequately capitalized will be considered undercapitalized. In addition, HOLA and the OTS regulations require savings associations to maintain “tangible capital” in an amount not less than 1.5% of adjusted total assets and “core capital” in an amount not less than 3% of adjusted total assets.

      HOLA mandates that the OTS promulgate capital regulations that include capital standards no less stringent than the capital standards applicable to national banks. The OTS in its regulations has defined total risk-based capital as core capital plus supplementary capital less direct equity investments not permissible to national banks (subject to a phase-in schedule) and reciprocal holdings that other depository institutions may count in their regulatory capital. Supplementary capital is limited to 100% of core capital. Supplementary capital is comprised of permanent capital instruments not included in core capital, general valuation loan and lease loss allowance, and maturing capital instruments such as subordinated debentures. At December 31, 2003, the Bank had two debenture issuances remaining, one with an outstanding balance excluding discounts and issuance costs of $101 million and an interest rate of 8.875% due in 2007 and a second with an outstanding balance excluding discounts and issuance costs of $300 million and an interest rate of 9.625% due in 2012. Pursuant to the approval from the OTS to treat those debentures as supplementary capital, the total amount of debentures issued by the Bank that may be included as supplementary capital may not exceed the total amount of the Bank’s core capital. The amount of the 8.875% debentures that may be included as supplementary capital began to decrease at the rate of 20% of the amount originally outstanding per year, net of redemptions, on August 1, 2002. The 9.625% debentures will not begin to be phased out as supplementary capital until May 15, 2007.

      The Bank currently meets all capital requirements to which it is subject and satisfies the requirements of a “well capitalized” institution. Because the Bank is “well capitalized,” it may accept brokered deposits without restriction. Federal regulators must take prompt corrective action to resolve the problems of insured depository institutions that fall below certain capital ratios.

Distributions

      The OTS has adopted regulations for determining if capital distributions of a savings association are permitted. Capital distributions are permissible unless the Bank would be undercapitalized, the proposal raises safety and soundness concerns, or violates a prohibition in any statute, regulation or agreement between the Bank and the OTS.

      The Bank also is subject to certain limitations on the payment of dividends by the terms of the indentures for its debentures. Those limitations are more severe than the OTS capital distribution regulations. Under the most restrictive of those limitations arising in connection with the Bank’s sale of its debentures, the greatest capital distribution that the Bank could currently make is $218 million.

Insurance of Accounts

      The FDIC administers the Savings Association Insurance Fund, also known as SAIF. Deposits with the Bank are insured through the SAIF to the maximum amount permitted by law, which is currently $100,000. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has either engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.

Subprime Lending Programs

      The OTS, along with other federal banking regulatory agencies, has adopted guidance pertaining to subprime lending programs. Pursuant to the guidance, lending programs that provide credit to borrowers whose credit histories reflect specified negative characteristics, such as recent bankruptcies or payment delinquencies, are deemed to be subprime lending programs. Many of the loans that we originate possess one or more of the factors identified in the guidance as indicative of a subprime loan. Pursuant to the guidance, examiners may require that an institution with a subprime lending program hold additional capital that ranges from one and one-half to three times the normal capital required for similar loans made to borrowers who are not subprime borrowers. Because many of the loans we originate possess one or more of the factors identified in the guidance as indicative of a subprime loan, the Bank maintains its capital levels higher than those otherwise required by the OTS. The maintainance of higher capital levels by the Bank may slow our growth, require us to raise additional capital or sell assets, all of which would negatively impact our earnings. We cannot predict whether the Bank will be required by the OTS to hold additional capital with respect to those automobile contracts we hold as to which the borrowers are deemed by the OTS to be subprime borrowers.

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

      During 2003, the Internal Revenue Service completed their examination of our returns for the tax years ended December 31, 1997 through 1999. All additional tax and interest related to the examination have been paid, which amount was not material to our Consolidated Statements of Income. There were no penalties assessed as a result of this examination.

California Franchise Tax and Other State Provisions

      At the end of 2003, we had a tax presence in approximately 38 states. However, we expect that approximately 50% of the activity of the group and the resulting income will be taxed as California source income, with the remaining amounts apportioned or allocated outside California.

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

      We compute our taxable income for California purposes on a unitary basis, or as if we were one business unit, and file one combined California franchise tax return with Westcorp and its other subsidiaries excluding Westhrift Life Insurance. We, as part of that combined return, are under examination by the California Franchise Tax Board and various other state taxing authorities for tax years 1998 through 2001. We do not anticipate any significant changes based upon these examinations.

Subsidiaries

      The following subsidiaries are included in our Consolidated Financial Statements.

WFS Financial Auto Loans, Inc.

      WFAL is a wholly owned, Nevada based, limited purpose operating subsidiary. WFAL was organized primarily for the purpose of purchasing contracts that we originate and securitizing them in the asset-backed securities market. All sales to securitization trusts directly from WFAL were treated as sales for accounting purposes. WFAL has not purchased any automobile contracts since March 2000. In January 2003, we regained control over the assets of the outstanding securitization trusts accounted for as sales for accounting purposes and consolidated all remaining contracts and related notes payable on automobile secured financing outstanding under these trusts. At December 31, 2003, WFAL had $129 million in notes payable on automobile secured financing outstanding.

WFS Financial Auto Loans 2, Inc.

      WFAL2 is a wholly owned, Nevada based, limited purpose operating subsidiary. WFAL2 purchases contracts that are then used as collateral for its reinvestment contract activities. See “Transactions with Related Parties — Reinvestment Contracts.”

WFS Funding Inc.

      WFS Funding, Inc., also known as WFSFI, is a wholly owned, Nevada based, limited purpose service corporation subsidiary. WFSFI was incorporated for the purpose of providing conduit financings. WFSFI completed a $775 million and a $650 million conduit financing transaction during January 2002 and December 2001, respectively. Both of these conduit financing transactions were paid off as of December 31, 2002.

WFS Investments, Inc.

      WFS Investments, Inc. also known as WFSII, is a wholly owned, California based, limited purpose operating subsidiary. WFSII was incorporated for the purpose of purchasing limited ownership interests in owner trusts in connection with securitization transactions. WFSII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose.

WFS Receivables Corporation

      WFS Receivables Corporation, also known as WFSRC, is a wholly owned, Nevada based, limited purpose service corporation subsidiary. WFSRC was incorporated for the purpose of purchasing contracts that we originate and securitizing them in the asset-backed securities market. Securitizations originated by WFSRC are guaranteed under a financial guaranty insurance policy issued by FSA. Securitization transactions in which contracts are sold through WFSRC are treated as secured financings for accounting purpose. At December 31, 2003, WFSRC had $3.7 billion in notes payable on automobile secured financing outstanding.

WFS Receivables Corporation 3

      WFS Receivables Corporation 3, also known as WFSRC3, is a wholly owned, Nevada based, limited purpose service corporation subsidiary. WFSRC3 was organized for the purpose of purchasing contracts that we originate and securitizing them in the asset-backed securities market. Securitizations originated by WFSRC3 include senior notes that are credit enhanced through the issuance of subordinated notes. Securitization transactions in which contracts are sold through WFSRC3 are treated as secured financings for accounting purposes. At December 31, 2003, WFSRC3 had $4.3 billion in notes payable on automobile secured financing outstanding.

WFS Web Investments

      WFS Web Investments, also known as WFSWEB, is a wholly owned, California based, limited purpose service corporation subsidiary. WFSWEB was incorporated for the purpose of investing in an Internet service company called DealerTrack. Our investment in DealerTrack provides us with the opportunity to be involved with a company that provides a business-to-business Internet portal specifically designed for the indirect automobile lending market.

Associates

      At December 31, 2003, we had 2,015 full-time and 47 part-time associates. None of our associates are represented by a collective bargaining unit or union. We believe that we have good relations with our associates.

Item 2.	Properties

      At December 31, 2003, we owned one property in Texas. Additionally, we leased 39 properties at various locations in various states.

      Our executive offices are located at 23 Pasteur, Irvine, California and are leased from the Bank. The remaining leased properties are used as automobile lending regional business centers and other operating centers. At December 31, 2003, the net book value of property and leasehold improvements was approximately $16.1 million. We lease space at one location from a company controlled by the Chairman of the Board of our company and majority shareholder of Westcorp.

Item 3.	Legal Proceedings

      We or our subsidiaries are involved as parties to certain legal proceedings incidental to our business, including Lee, et al. v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (a putative class action raising claims under the Equal Credit Opportunity Act) and other similar cases. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range by Quarter

      Our common stock has been publicly traded since 1995 on the Nasdaq National Market® under the symbol WFSI. The following table illustrates the high and low sale prices by quarter in 2003 and 2002 as reported by Nasdaq, which prices are believed to represent actual transactions:

	2003		2002

	High	Low	High	Low

First Quarter	$25.25	$16.54	$25.62	$18.36
Second Quarter	33.99	18.90	31.77	23.95
Third Quarter	40.89	31.76	26.32	16.90
Fourth Quarter	45.40	36.79	21.25	16.26

      We had 2,865 shareholders of our common stock at February 27, 2004. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

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

      The following table presents summary audited financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	At or For the Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share amounts)
Consolidated Summary of Operations:
Interest income	$993,004	$820,449	$545,782	$314,120	$140,526
Interest expense	391,401	349,512	232,776	130,578	41,297

Net interest income	601,603	470,937	313,006	183,542	99,229
Provision for credit losses	233,800	249,093	144,130	68,962	36,578

Net interest income after provision for credit losses	367,803	221,844	168,876	114,580	62,651
Noninterest income	142,498	119,302	137,567	184,642	195,757
Noninterest expense	241,394	212,904	205,292	188,634	173,453

Income before income tax	268,907	128,242	101,151	110,588	84,955
Income tax	106,519	46,152	39,503	44,216	35,580

Net income	$162,388	$82,090	$61,648	$66,372	$49,375

Earnings per common share — diluted	$3.95	$2.05	$1.90	$2.35	$1.91

Consolidated Summary of Financial Condition:
Contracts receivable, net	$8,476,571	$7,747,830	$5,092,212	$2,978,341	$1,459,035
Total assets	9,768,760	8,861,466	5,490,757	3,575,137	2,130,927
Lines of credit — parent	21,811	62,048	421,175	235,984	551,189
Notes payable — parent	400,820	408,010	67,500	146,219	178,908
Notes payable on automobile secured financing	8,157,601	7,394,943	4,005,925	2,249,363	461,104
Total shareholders’ equity	818,869	634,532	465,293	317,205	212,188
Other Selected Financial Data:
Average managed automobile contracts	$10,051,754	$8,845,635	$7,576,681	$6,076,814	$4,840,363
Return on average managed automobile contracts	1.62%	0.93%	0.81%	1.09%	1.02%
Average shareholders’ equity(1)	$763,056	$622,808	$425,910	$278,142	$189,698
Return on average shareholders’ equity(1)	21.28%	13.18%	14.47%	23.86%	26.03%
Book value per share(1)	$20.76	$16.78	$14.20	$11.16	$8.29
Equity to asset ratio(1)	8.72%	7.83%	9.01%	8.88%	10.00%
Automobile contract originations	$5,978,576	$5,415,734	$4,863,279	$4,219,227	$3,340,146
Interest rate spread	5.97%	6.27%	7.56%	6.64%	7.46%

(1)	Accumulated other comprehensive loss excluded from shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

Overview

      Our primary sources of revenue are net interest income and noninterest income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. We generate interest income from our loan portfolio and short-term investments. We fund our loan portfolio with securitizations, lines of credit, notes payable to the Bank and equity.

      Noninterest income is primarily made up of revenues generated from the sale and servicing of contracts. The primary components of noninterest income include late charges and other collection related fee income on managed contracts, retained interest income or expense, gain on sale of contracts, and contractual servicing income on contracts in securitization transactions treated as sales for accounting purposes. Since March 2000, we have structured our securitizations as secured financings and no longer record non-cash gain on sale at the time of each securitization or record subsequent contractual servicing and retained interest income, the valuation of which is based upon subjective assumptions. Rather, the earnings of the contracts in the trust and the related financing costs are reflected over the life of the underlying pool of contracts as net interest income. In addition, our provision for credit losses has increased as we hold securitized loans on our balance sheet.

      Our decision to account for our securitizations as secured financings rather than as sales was based upon a business philosophy that focuses on presenting high quality, cash-based earnings and maintaining a conservative, well-capitalized balance sheet. We believe that a presentation in which assets and liabilities remain on the balance sheet for securitization transactions treated as secured financings provides a better understanding of our business and the inherent risks associated with our securitizations. Since March 2000, in order to account for some of our securitizations as secured financings rather than as sales, those securitizations include a provision that provides us with the right to repurchase contracts at any time as defined under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The percentage of contracts that we may repurchase was increased from 10% to 20% as of March 2000. Other securitization transactions since March 2000 allow the securitization trust to invest in and sell other financial assets. We believe that our decision to make these accounting changes created a transitional period during which our earnings were adversely impacted as we built our on balance sheet portfolio of loans. This change affects the comparability of our financial statements from 2000 through 2003.

      For more than 30 years, we believe that our business model has been successful in a variety of environments. Nationwide recession, high unemployment, weak wholesale auction values, record personal bankruptcies and record low interest rates created a challenging operating landscape in 2003. Through it all, we kept credit losses under control, maintained strong net interest margins and leveraged our operating platform to produce record net income. The following are highlights for 2003:

•	We produced record earnings of $162 million in net income, a 97% increase over 2002.

•	Earnings per share increased to a record $3.95 per share.

•	Net interest income rose 28% to $602 million while risk adjusted spreads were nearly identical to 2002.

•	Credit losses declined in 2003 to 2.60% of contracts.

•	Operating expenses represent 2.4% of average managed contracts, our most efficient year ever.

•	We originated $6.0 billion in automobile contracts through our relationships with 8,000 dealers throughout the country.

•	Our portfolio of automobile contracts of $10.6 billion consists of more than 80% prime credit quality contracts.

•	Delinquencies at year end were 2.9% of total outstanding contracts, which is 0.6% lower than a year earlier.

•	We successfully expanded our securitization program by offering senior/subordinated securities on a regular basis.

•	We currently manage over $10 billion of securities outstanding under our securitization program.

Business Risks

      Our operating results and financial condition could be adversely affected by any of the following business risks. In addition to the risks described below, we may encounter risks that are not currently known to us or that we currently deem immaterial, which may also impair our business operations.

Regulatory Requirements May Restrict Our Ability to Do Business

      The Bank and its subsidiaries are subject to inspection and regulation by the OTS pursuant to HOLA. The OTS is the primary federal banking agency responsible for its supervision and regulation. The OTS has the power to enforce HOLA and its regulations by a variety of actions ranging from a memorandum of understanding to cease and desist proceedings under the Federal Deposit Insurance Act. The OTS can take such action based solely upon its determination that we have violated one or more of the laws or regulations to which we are subject or that any aspect of our business is being conducted in an unsafe or unsound manner. As such, the OTS has broad powers to, among other things, require us to change our business practices, hold additional capital and change management. Such action could have a material adverse impact on our business and may impact our securities prices, including our common stock, and access to the capital markets.

      HOLA limits the amount of our consumer loans, commercial loans and investment in service corporations. See “Business — Supervision and Regulation — Investment Restrictions.” Our securitization activities are structured to enable the Bank to remove securitized automobile contracts from the HOLA consumer loan limitation calculation. Changes in the OTS’s interpretation of HOLA as it affects our securitization activities could cause us to change the manner in which we securitize automobile contracts or to limit our acquisition of such contracts, thereby negatively impacting the price of our common stock. Furthermore, if we are unable to continue to securitize the automobile contracts we purchase, this regulatory limitation may force us to limit our acquisition of new automobile contracts, thereby adversely affecting our ability to remain a preferred source of financing for the dealers from whom we purchase automobile contracts, or cause the Bank to fail the regulatory limitations. Any such limitations may also have a material adverse effect on our financial position, liquidity and results of operations. In addition, other regulatory actions taken by the OTS could have a negative impact on the price of our common stock.

OTS Guidance Regarding Subprime Lending May Affect the Bank’s Capital Requirements

      The OTS, along with other federal banking regulatory agencies, has adopted guidance pertaining to subprime lending programs. Pursuant to the guidance, lending programs which provide credit to borrowers whose credit histories reflect specified negative characteristics, such as recent bankruptcies or payment delinquencies, are deemed to be subprime lending programs for regulatory purposes. Many of the contracts that we originate possess one or more of the factors identified in the guidance as indicative of a subprime loan for this purpose. Pursuant to the guidance, examiners may require that an institution with a lending program deemed to be subprime hold additional capital that ranges from one and one-half to three times the normal capital required for similar loans made to borrowers who are not deemed to be subprime borrowers.

      Because many of the automobile contracts we originate possess one or more of the factors identified in the guidance as indicative of a subprime loan, the Bank maintains its capital levels higher than would otherwise be required by regulations. Maintenance of higher capital levels by the Bank may slow our growth, require us to raise additional capital or sell assets, all of which could negatively impact our earnings. We cannot predict to what extent the Bank may be required to hold additional capital with respect to those automobile contracts we hold as to which the borrowers are deemed by the OTS to be subprime borrowers.

Other Regulatory Requirements May Affect Our Ability to Do Business

      Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance agencies such as us. These rules and regulations generally provide for licensing of sales finance agencies, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. So long as we are an operating subsidiary of the Bank, licensing and certain other of these requirements are not applicable to us due to federal preemption.

      We are also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system we use must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Servicemembers Civil Relief Act, and similar state laws, which requires us to reduce the interest rate charged on each loan to customers who have subsequently joined the military.

      The dealers that originate automobile contracts we purchase also must comply with both state and federal credit and trade practice statutes and regulations. Failure of the dealers to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on us.

      We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. There can be no assurance, however, that we will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations. Further, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on our business.

      The Bank is subject to routine periodic examinations by the OTS on a variety of financial and regulatory matters. The Bank’s most recent annual safety and soundness examination by the OTS was completed in July 2003.

Adverse Economic Conditions May Impact Our Profitability

      Delinquencies, defaults, repossessions and credit losses generally increase during periods of economic slowdown, recession or higher unemployment. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding contracts, which weakens collateral coverage and increases the amount of loss in the event of default. Significant increases in the inventory of pre-owned automobiles during periods of economic recession also may depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Because a portion of our borrowers are considered non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and credit losses on these contracts are higher than those experienced in the general automobile finance industry for borrowers considered to be prime borrowers and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our servicing fee income. While we seek to manage the higher risk inherent in non-prime contracts through the underwriting criteria and collection methods we employ, we cannot assure you that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions, credit losses or servicing costs could adversely affect our financial position, liquidity and results of operations and our ability to enter into future securitizations.

Interest Rate Fluctuations May Impact Our Profitability

      Our profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread we earn on our contracts. As interest rates change, our gross interest rate spread on new originations may increase or decrease depending upon the interest rate environment. In addition, the rates charged on the contracts originated or purchased from dealers are limited by statutory maximums, restricting our opportunity to pass on increased interest costs. We believe that our profitability and liquidity could be adversely affected during any period of changing interest rates, possibly to a material degree. We monitor the interest rate environment and employ our hedging strategies designed to mitigate the impact of changes in interest rates. We cannot assure you that our hedging strategies will mitigate the impact of changes in interest rates.

Wholesale Auction Values May Impact Our Profitability

      We sell repossessed automobiles at wholesale auction markets located throughout the United States. Auction proceeds from the sale of repossessed vehicles and other recoveries usually do not cover the outstanding balance of the contracts, and the resulting deficiencies are charged off. Decreased auction proceeds resulting from the depressed prices at which pre-owned automobiles may be sold during periods of economic slowdown or recession will result in higher credit losses for us. Furthermore, depressed wholesale prices for pre-owned automobiles may result from significant liquidations of rental or fleet inventories and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. There can be no assurance that our recovery rates will stabilize or improve in the future.

The Ownership of Our Common Stock Is Concentrated, Which May Result in Conflicts of Interest and Actions That Are Not in the Best Interests of Our Other Stockholders

      Ernest S. Rady is the founder, Chairman of the Board of Directors and Chief Executive Officer of Westcorp. Mr. Rady is also the Chairman of the Board of Directors and Chief Executive Officer of the Bank and is our Chairman of the Board of Directors. Mr. Rady is the beneficial owner of approximately 54% of the outstanding shares of common stock of Westcorp and is able to exercise significant control over our company. The Westcorp common stock ownership of Mr. Rady enables him to elect all of Westcorp’s directors and effectively control the vote on all matters submitted to a vote of Westcorp, including mergers, sales of all or substantially all of our assets, “going private” transactions, conversions and other corporate restructurings or reorganizations. Because of the significant block of Westcorp common stock controlled by Mr. Rady, decisions may be made that, while in the best interest of Mr. Rady, may not be in the best interest of other stockholders.

We May Not Be Able to Generate Sufficient Operating Cash Flows to Run Our Automobile Finance Operations

      Our automobile finance operations require substantial operating cash flows. Operating cash requirements include premiums paid to dealers for acquisition of automobile contracts, expenses incurred in connection with the securitization of automobile contracts, capital expenditures for new technologies and ongoing operating costs. Our primary source of operating cash is the excess cash flows received from securitizations and contracts held on the balance sheet. The timing and amount of excess cash flows from contracts varies based on a number of factors, including:

•	the rates and amounts of loan delinquencies, defaults and net credit losses;

•	how quickly and at what price repossessed vehicles can be resold;

•	the ages of the contracts in the portfolio;

•	levels of voluntary prepayments; and

•	the terms of our securitizations, which include performance based triggers requiring higher levels of credit enhancements to the extent credit losses or delinquencies exceed certain thresholds. We have exceeded performance thresholds in the past and may do so again in the future.

      Any adverse change in these factors could reduce or eliminate excess cash flows to us. Although we currently have positive operating cash flows, we cannot assure you that we will continue to generate positive cash flows in the future, which could have a material adverse effect on our financial position, liquidity and results of operations.

Changes in Our Securitization Program Could Adversely Affect Our Liquidity and Earnings

      Our business depends on our ability to aggregate and sell automobile contracts in the form of asset-backed securities. These sales generate cash proceeds that allow us to repay amounts borrowed and to purchase additional automobile contracts. Changes in our asset-backed securities program could materially adversely affect our earnings or ability to purchase and resell automobile contracts on a timely basis. Such changes could include, among other things, a:

•	delay in the completion of a planned securitization;

•	negative market perception of us; and

•	failure of the automobile contracts we intend to sell to conform to insurance company and rating agency requirements.

      If we are unable to effectively securitize our automobile contracts, we may have to reduce or even curtail our automobile contract purchasing activities, which would have a material adverse effect on our financial position, liquidity and results of operations.

We Expect Our Operating Results to Continue to Fluctuate, Which May Adversely Impact Our Business

      Our results of operations have fluctuated in the past and are expected to fluctuate in the future. Factors that could affect our quarterly earnings include:

•	variations in the volume of automobile contracts originated, which historically tend to be lower in the first and fourth quarters of the year;

•	interest rate spreads;

•	the effectiveness of our hedging strategies;

•	credit losses, which historically tend to be higher in the first and fourth quarters of the year;

•	amount and timing of whole loan sale transactions; and

•	operating costs.

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

Securitization Transactions and Whole Loan Sales

      Contracts sold by us to our special purpose entity subsidiaries in connection with securitization transactions are treated as having been sold for bankruptcy purposes. The subsequent transfer of such contracts to the securitization trust is treated as a secured financing under generally accepted accounting principles, also known as GAAP. For GAAP purposes, the contracts are retained on the balance sheet with the securities issued to finance the contracts recorded as notes payable on automobile secured financing. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions.

      We occasionally sell contracts to Westcorp in whole loan sales. We recognize a cash gain on a whole loan sale equal to the cash premium received adjusted for the write-off of dealer participation balances and the effect of hedging activities.

      As servicer of these contracts, we hold and remit funds collected from the borrowers on behalf of the trustee pursuant to reinvestment contracts that we have entered into or we may send funds to a trustee to be held until the distribution dates, depending on the terms of our securitizations. For loans sold in securitization transactions that were treated as sales and loans sold to Westcorp that we continue to service, these amounts are reported as amounts held on behalf of trustee on our Consolidated Statements of Financial Condition.

Allowance for Credit Losses

      Management determines the amount of the allowance for credit losses based on a review of various quantitative and qualitative analyses. Quantitative analyses include the review of chargeoff trends by loan program and loan type, analysis of cumulative losses and evaluation of credit loss experience by credit tier and geographic location. Other quantitative analyses include the evaluation of the size of any particular asset group, the concentration of any credit tier, the level of nonperformance and the percentage of delinquency.

      Qualitative analyses include trends in chargeoffs over various time periods and at various statistical midpoints and high points, the severity of depreciated values of repossessions or foreclosures, trends in the number of days repossessions are held in inventory, trends in the number of loan modifications, trends in delinquency roll rates, trends in deficiency balance collections both internally and from collection agencies, trends in custom scores and the effectiveness of our custom scores and trends in the economy generally or in specific geographic locations. Despite these analyses, we recognize that establishing allowance for credit losses is not an exact science and can be highly judgmental in nature.

      The analysis of the adequacy of the allowance for credit losses is not only dependent upon effective quantitative and qualitative analyses, but also effective loan review and asset classification. We classify our assets in accordance with regulatory guidance into five categories: Pass, Special Mention, Substandard, Doubtful and Loss. Based upon our asset classifications, we establish general and specific valuation allowances.

      General valuation allowances are determined by applying various factors to loan balances that are classified as Pass, Special Mention, Substandard or Doubtful. Specific valuation allowances represent loan amounts that are classified as Loss. Some assets may be split into more than one asset classification due to fair value or net realizable value calculations.

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

      The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the loans, by reversing the allowance for credit losses through the provision for credit losses when the amount of loans held on balance sheet is reduced through securitization transactions treated as sales and whole loan sales, or based on credit trends or economic conditions.

Derivatives and Hedging Activities

      The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements prior to closing the transaction. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the transaction is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the transaction is treated as a secured financing.

      If we issue variable rate notes payable in connection with our securitization activities, we may also enter into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. See “Quantitative and Qualitative Disclosure About Market Risk.” The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a monthly or quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

      We may also enter into interest rate swap agreements or other derivatives that we choose not to designate as hedges or that do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, also known as SFAS No. 133. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives and income or expense recognized on such derivatives is recorded to noninterest income.

Off Balance Sheet Arrangements

      Prior to April 1, 2000, our securitization transactions were structured as sales for accounting purposes. Under this structure the notes issued by our unconsolidated securitization trusts were not recorded as a liability on our Consolidated Statements of Financial Condition. Effective January 1, 2003, we regained control over assets of the securitization trusts for all of our outstanding securitization transactions treated as sales for accounting purposes, excluding loans sold in whole loan sales. We recorded $525 million of automobile contracts and the related notes payable on automobile secured financing on our Consolidated Statements of Financial Condition and have eliminated all remaining off balance sheet amounts related to these transactions. At December 31, 2003, we had no off balance sheet arrangements.

Results of Operations

Net Interest Income

      Net interest income is affected by our interest rate spread, which is the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities, and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $602 million, $471 million and $313 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in net interest income for the past three years is primarily the result of us holding a greater percentage of contracts on balance sheet even as overall net interest margins declined.

      The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Year Ended December 31,

	2003			2002			2001

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest earning assets:
Contracts receivable	$8,721,637	$982,946	11.27%	$6,593,267	$809,663	12.28%	$3,937,902	$539,118	13.69%
Investment securities	838,285	10,058	1.20	607,504	10,786	1.78	163,646	6,664	4.07

Total interest earning assets	9,559,922	993,004	10.39%	7,200,771	820,449	11.39%	4,101,548	545,782	13.31%
Noninterest earning assets:
Amounts due from trusts				133,973			217,974
Retained interest in securitized assets				15,888			79,832
Premises and equipment, net	30,185			32,273			36,144
Other assets	342,156			271,761			218,263
Less: Allowance for credit losses	242,019			167,775			87,672

Total	$9,690,244			$7,486,891			$4,566,089

Interest bearing liabilities:
Lines of credit — parent	$43,532	993	2.28%	$111,382	3,049	2.74%	$201,744	8,930	4.43%
Notes payable — parent	402,947	39,888	9.90	335,811	32,751	9.75	112,854	10,529	9.33
Notes payable on automobile secured financing	8,215,265	349,359	4.25	5,933,992	312,515	5.27	3,137,000	212,243	6.77
Other	189,555	1,161	0.61	444,214	1,197	0.27	594,988	1,074	0.18

Total interest bearing liabilities	8,851,299	391,401	4.42%	6,825,399	349,512	5.12%	4,046,586	232,776	5.75%
Noninterest bearing liabilities:
Other liabilities	123,137			126,802			83,861
Shareholders’ equity	715,808			534,690			435,642

Total	$9,690,244			$7,486,891			$4,566,089

Net interest income and interest rate spread		$601,603	5.97%		$470,937	6.27%		$313,006	7.56%

Net yield on average interest earning assets			6.29%			6.54%			7.63%

      The total interest rate spread decreased 30 basis points for 2003 compared with 2002 due to a decrease of 100 basis points in the yield on interest earning assets while the cost of funds decreased only 70 basis points. The total interest rate spread decreased 129 basis points in 2002 compared with 2001 due to a decrease in the yield on interest earning assets of 192 basis points and a decrease in the cost of funds of 63 basis points. The decrease in the yield on interest earning assets is due primarily to originating a higher percentage of prime credit quality contracts and a lower interest rate environment. The decrease in the cost of funds is due primarily to a lower interest rate environment.

      The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	2003 Compared to 2002(1)			2002 Compared to 2001(1)

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Increase (decrease) in interest income:
Contracts receivable	$244,238	$(70,955)	$173,283	$331,031	$(60,486)	$270,545
Investment securities	3,402	(4,130)	(728)	9,621	(5,499)	4,122

Total interest income	$247,640	$(75,085)	172,555	$340,652	$(65,985)	274,667

Increase (decrease) in interest expense:
Lines of credit — parent	$(1,612)	$(444)	(2,056)	$(3,176)	$(2,705)	(5,881)
Notes payable — parent	6,627	510	7,137	21,727	495	22,222
Notes payable on automobile secured financing	105,023	(68,179)	36,844	155,692	(55,420)	100,272
Other	(957)	921	(36)	(318)	441	123

Total interest expense	$109,081	$(67,192)	41,889	$173,925	$(57,189)	116,736

Increase in net interest income			$130,666			$157,931

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) were allocated proportionately based on the absolute value of the volume and rate variances. If there was no balance in the previous year, the total change was allocated to volume.

Provision for Credit Losses

      We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for contracts held on the balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on such contracts or by reversing the allowance for credit losses through the provision for credit losses when the amount of contracts held on balance sheet is reduced through securitization transactions treated as sales and from whole loan sales. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned portfolio that can be reasonably estimated.

      The provision for credit losses was $234 million, $249 million and $144 million for the years ended December 31, 2003, 2002 and 2001, respectively. Net chargeoffs were $222 million, $158 million and $79.0 million for the same respective periods. The decrease in provision for credit losses from 2002 to 2003 was the result of holding a greater percentage of prime credit quality contracts, which require a lower percentage of allowance for credit losses. The increase in the provision for credit losses from 2001 to 2002 was the result of a greater amount of contracts held on balance sheet.

Noninterest Income

Automobile Lending Income

      Since the first quarter of 2000, we have not completed a securitization that has been accounted for as an off balance sheet arrangement. For transactions treated as off balance sheet arrangements prior to April 2000, we recorded a non-cash gain equal to the present value of the estimated future cash flows from the portfolio of contracts sold less the write-off of dealer participation balances and the effect of hedging activities. For these securitizations, net interest earned on the contracts sold was recognized over the life of the transactions as contractual servicing income and retained interest income or expense. Effective January 1, 2003, we regained control over assets of the securitization trusts for all of our outstanding securitization transactions treated as sales for accounting purposes, excluding loans sold in whole loan sales. We no longer recognize retained interest income or expense or contractual servicing income for these securitization transactions on our Consolidated Statements of Income. Rather, we recognize interest income on automobile contracts held in these trusts and record interest expense on notes payable on automobile secured financings.

      We occasionally sell contracts to Westcorp in whole loan sales. These contracts are subsequently securitized by Westcorp and continue to be managed by us under the terms of such securitizations. We recognize a cash gain on a whole loan sale equal to the cash premium received adjusted for the write-off of dealer participation balances and the effect of hedging activities. Additionally, we recognize contractual servicing income on these contracts.

      The components of servicing income were as follows:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Fee income	$87,234	$78,773	$67,579
Contractual servicing income	31,781	61,830	85,845
Retained interest expense, net of RISA amortization		(29,805)	(27,839)

Total servicing income	$119,015	$110,798	$125,585

      Fee income consists primarily of documentation fees, late charges and deferment fees on our managed portfolio, including contracts securitized in transactions accounted for as sales and secured financings, as well as contracts sold in whole loan sales and contracts not securitized. The increase in fee income is due to the growth in our average managed portfolio to $10.1 billion in 2003 from $8.8 billion in 2002 and $7.6 billion in 2001.

      According to the terms of each securitization, we earn contractual servicing income on the outstanding balance of securitized contracts. For accounting purposes, this income is only recognized on contracts sold through securitizations treated as sales and whole loan sales. Contractual servicing income earned by us relating to sales to securitization trusts totaled approximately $10.7 million and $23.0 million for the years ended December 31, 2002 and 2001, respectively. There was no contractual servicing income earned by us relating to sales to securitization trusts for the year ended December 31, 2003. The decline was due to our transition to treating our securitizations as secured financings rather than as sales as well as our regaining control over the assets of the trusts for all our outstanding securitization transactions previously treated as sales for accounting purposes. Contractual servicing income earned by us relating to the whole loan sales to Westcorp totaled approximately $31.8 million, $51.1 million and $62.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      The average balance of the sold portfolio, excluding the loans sold in whole loan sales on which we do not recognize retained interest income, was $840 million in 2002. There was no retained interest expense for the year ended December 31, 2003 as a result of reconsolidating all remaining off balance sheet trusts on January 1, 2003. For accounting purposes, this expense is recognized only on contracts sold through securitizations treated as sales. Retained interest expense is dependent upon the average excess spread on the contracts sold, credit losses, the size of the sold portfolio and the amount of amortization of the RISA. The retained interest expense recognized in 2002 and 2001 was the result of higher chargeoffs on our sold portfolio as well as revised estimates of further chargeoffs due to continued slowing in the economy. Net chargeoffs on the sold portfolio were $30.4 million in 2002 and $50.4 million in 2001. The outstanding sold portfolio had a weighted average gross interest rate spread of 6.71% and 6.97% in 2002 and 2001, respectively.

Gain on Sale of Contracts

      The following table sets forth our contract sales and securitizations and related gains on sales:

	For the Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Contract sales and secured financings:
Whole loan sales to Westcorp(1)	$1,650,000		$1,370,000	$1,390,000
Sales to securitization trusts				660,000	$2,500,000

Total sales	1,650,000		1,370,000	2,050,000	2,500,000
Secured financings(2)	4,239,375	$6,925,000	2,850,000	2,540,000	500,000

Total sales and secured financings	$5,889,375	$6,925,000	$4,220,000	$4,590,000	$3,000,000

Gain on sale of contracts(3):
Non-cash gain on sale				$7,719	$54,977
Cash gain on sale	18,725		$6,741	6,004

Total gain on sale	18,725		$6,741	$13,723	$54,977

Hedge gain (loss) on sale of contracts(4):
Non-cash gain on sale				$5,300	$11,051
Cash gain (loss) on sale	6,228		$(6,700)	(5,000)

Total hedge gain (loss) included in gain on sale	6,228		$(6,700)	$300	$11,051

Gain on sale of contracts as a percent of total revenues:
Non-cash gain on sale				2.10%	18.64%
Cash gain on sale	2.52%		1.50%	1.63%

(1)	Represents loans sold to Westcorp and subsequently securitized by Westcorp.

(2)	Information for 2002, 2001 and 1999 includes $775 million, $650 million, and $500 million, respectively, of contracts securitized in a privately placed conduit facility.

(3)	Net of the write-off of outstanding dealer participation balances and the effect of hedging activities.

(4)	Included in gain on sale of contracts.

Contract Sales and Securitizations

      The following table lists each of our public securitizations:

				Remaining			Gross
				Balance as a	Original	Original Weighted	Interest
Issue		Original	Remaining Balance at	Percent of	Weighted	Average	Rate
Number	Close Date	Balance	December 31, 2003(1)	Original Balance	Average APR	Securitization Rate	Spread(2)

(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	Paid in full		14.42	5.70	8.72
1999-B(3)	July, 1999	1,000,000	$57,856	5.79%	14.62	6.36	8.26
1999-C	November, 1999	500,000	Paid in full		14.77	7.01	7.76
2000-A	March, 2000	1,200,000	128,805	10.73	14.66	7.28	7.38
2000-B(4)	May, 2000	1,000,000	116,746	11.67	14.84	7.78	7.06
2000-C(5)	August, 2000	1,390,000	230,390	16.57	15.04	7.32	7.72
2000-D	November, 2000	1,000,000	217,831	21.78	15.20	6.94	8.26
2001-A	January, 2001	1,000,000	245,123	24.51	14.87	5.77	9.10
2001-B(5)	May, 2001	1,370,000	356,102	25.99	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	397,936	33.16	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	818,991	45.50	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	927,306	52.99	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	737,185	58.97	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	928,067	68.75	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	965,251	71.86	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	1,200,666	80.45	11.57	2.13	9.44
2003-3(5)	August, 2003	1,650,000	1,551,109	94.01	10.59	2.66	7.93
2003-4	November, 2003	1,403,625	1,403,625	100.00	10.89	2.70	8.19
2004-1	February, 2004	1,477,500			10.89	2.36	8.53

	Total	$36,088,305	$10,282,989

(1)	Represents only the note payable amounts outstanding at the date indicated.

(2)	Represents the difference between the original weighted average annual percentage rate, also known as APR, and the estimated weighted average securitization rate on the closing date of the securitization.

(3)	Redeemed on January 20, 2004.

(4)	Redeemed on February 20, 2004.

(5)	Represents loans sold to Westcorp and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Operating Expenses

      Operating expenses totaled $241 million, $213 million and $205 million for the years ended December 31, 2003, 2002 and 2001, respectively. Operating expenses as a percentage of average managed contracts were 2.4% in 2003 compared with 2.4% in 2002 and 2.7% in 2001. The improvement in operating efficiencies from 2001 to 2003 was achieved through the centralization and automation of certain processes as well as the deployment of new technologies.

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

      Currently, we pay a monthly management fee to the Bank and Westcorp, which covers various administrative expenses. Additionally, the Bank and Westcorp pay fees to us for information technology and other services. The management fee is based on the actual costs incurred and estimates of actual usage. We believe that the management fee approximates the cost to perform these services on our own behalf or to acquire them from third parties. We have the option under the management agreements to procure these services on our own should it be more economically beneficial for us to do so. See “Business — Transactions with Related Parties — Management Agreements.”

Income Taxes

      We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was approximately 40% in 2003 compared with 36% in 2002 and 39% in 2001. The relatively lower effective tax rate for the year ended December 31, 2002 was a result of a one-time benefit of new legislation enacted by the State of California that eliminated the use of the reserve method of accounting for bad debts for large banks and financial corporations for taxable income purposes for tax years after January 1, 2002. In the first year of this change, 50% of the ending reserve amount deducted from taxable income in prior periods was included in California taxable income. The remaining 50% of the reserve was not required to be recaptured into income but rather represented a permanent difference between GAAP and California tax accounting. The deferred tax liability related to this permanent difference was eliminated from our balance sheet and the state income tax provision for 2002 was reduced accordingly. See “Business — Transactions with Related Parties — Tax Sharing Agreement.”

Financial Condition

Overview

      We originated $6.0 billion and $5.4 billion of contracts for the years ended December 31, 2003 and 2002, respectively. As a result of higher contract originations, our portfolio of managed contracts reached $10.6 billion at December 31, 2003, up from $9.4 billion at December 31, 2002.

Amounts Due from Trusts

      The excess cash flows generated by contracts sold to each of the securitization trusts are deposited into spread accounts in the name of the trustee under the terms of the securitizations. In addition, at the time a securitization closes, the Bank advances additional monies to our subsidiary that originated the securitization trust to initially fund these spread accounts. As these spread accounts reach the balances required by the trust, excess amounts are released to us and are used to pay down these amounts. The amounts due from trusts represent initial advances made to spread accounts and excess cash flows that were still under obligation to be held in the spread accounts for securitizations treated as sales. There were no amounts due from trusts at December 31, 2003 compared with $101 million at December 31, 2002. The decrease is the result of us regaining control over the assets of the trusts for all our outstanding securitizations treated as sales for accounting purposes, excluding loans sold to Westcorp and subsequently securitized by Westcorp.

Retained Interest in Securitized Assets

      None of our securitization transactions in 2003, 2002 or 2001 were treated as sales. Therefore, we did not record any retained interest in securitized assets.

      The following table sets forth the components of the RISA:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Balance at beginning of period	$	$37,392	$111,558
Additions
Amortization		(36,461)	(75,546)
Change in unrealized gain/loss on RISA(1)		(931)	1,380

Balance at end of period(2)	$	$0	$37,392

(1)	The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are other than temporary in nature and impact the value of the RISA. Such other than temporary differences are immediately recognized in income as a component of retained interest income or expense.

(2)	There were no restrictions on the RISA.

      The balance of contracts 30 days or more delinquent included in securitization transactions treated as sales for accounting purposes totaled $35.2 million at December 31, 2002. Net chargeoffs for these securitization trusts totaled $30.4 million and $50.4 million for the years ended December 31, 2002 and 2001, respectively.

Asset Quality

Overview

      We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances. See “Business — Operations.”

      We calculate delinquency based on the contractual due date. The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and contracts that have been sold but are managed by us:

	December 31,

	2003		2002		2001

	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(Dollars in thousands)
Contracts managed	$10,596,665		$9,389,974		$8,152,882

Period of delinquency:
30 - 59 days	$219,937	2.08%	$238,204	2.54%	$217,873	2.67%
60 days or more	87,129	0.82	90,291	0.96	85,290	1.05

Total contracts delinquent and delinquencies as a percentage of contracts managed(1)	$307,066	2.90%	$328,495	3.50%	$303,163	3.72%

(1)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due of $45.6 million and $41.5 million at December 31, 2003 and 2002, respectively.

      The following table sets forth information with respect to repossessions in our portfolio of contracts managed:

	December 31,

	2003		2002		2001

	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount

	(Dollars in thousands)
Contracts managed	826,122	$10,596,665	757,269	$9,389,974	690,401	$8,152,882

Repossessed vehicles	1,522	$10,331	2,375	$16,433	1,168	$7,553

Repossessed assets as a percentage of number and amount of contracts outstanding	0.18%	0.10%	0.31%	0.18%	0.17%	0.09%

      The following table sets forth information with respect to actual credit loss experience on our portfolio of contracts managed:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Contracts managed at end of period	$10,596,665	$9,389,974	$8,152,882

Average contracts managed during period	$10,051,754	$8,845,635	$7,576,681

Gross chargeoffs	$350,714	$327,161	$236,834
Recoveries	89,027	82,372	64,626

Net chargeoffs	$261,687	$244,789	$172,208

Net chargeoffs as a percentage of average contracts managed during period	2.60%	2.77%	2.27%

      The decrease in delinquency and credit loss experience for 2003 compared to 2002 was primarily a result of our originating a higher percentage of prime credit quality contracts and some stabilization of wholesale pre-owned car prices. The increase in credit loss experience for 2002 compared to 2001 was a result of a slowing economy.

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

Cumulative Static Pool Loss Curves

At December 31, 2003

Period(1)	1999-B	2000-A	2000-B	2000-C(3)	2000-D	2001-A	2001-B(3)	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2	2003-3(3)	2003-4

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.03%	0.02%	0.04%	0.04%	0.03%	0.03%	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%
3	0.11%	0.10%	0.09%	0.13%	0.11%	0.09%	0.10%	0.09%	0.06%	0.03%	0.06%	0.07%	0.04%	0.02%	0.02%
4	0.26%	0.20%	0.24%	0.27%	0.24%	0.20%	0.21%	0.20%	0.15%	0.10%	0.14%	0.16%	0.11%	0.06%	0.06%
5	0.47%	0.36%	0.39%	0.46%	0.39%	0.33%	0.33%	0.35%	0.29%	0.18%	0.27%	0.26%	0.18%	0.14%	0.13%
6	0.66%	0.55%	0.59%	0.65%	0.54%	0.50%	0.50%	0.49%	0.43%	0.32%	0.44%	0.38%	0.29%	0.25%
7	0.87%	0.71%	0.78%	0.81%	0.74%	0.70%	0.69%	0.65%	0.60%	0.49%	0.57%	0.50%	0.41%	0.36%
8	1.00%	0.91%	0.99%	0.93%	0.93%	0.84%	0.87%	0.81%	0.84%	0.66%	0.70%	0.61%	0.53%	0.48%
9	1.13%	1.10%	1.17%	1.07%	1.13%	1.04%	1.05%	0.95%	1.06%	0.82%	0.82%	0.78%	0.66%
10	1.24%	1.27%	1.33%	1.24%	1.34%	1.24%	1.22%	1.07%	1.28%	0.96%	0.96%	0.94%	0.80%
11	1.35%	1.45%	1.44%	1.41%	1.50%	1.45%	1.36%	1.20%	1.48%	1.10%	1.10%	1.08%	0.93%
12	1.44%	1.58%	1.57%	1.62%	1.74%	1.67%	1.53%	1.37%	1.67%	1.26%	1.24%	1.28%
13	1.58%	1.73%	1.72%	1.86%	1.95%	1.90%	1.67%	1.55%	1.82%	1.39%	1.38%	1.43%
14	1.74%	1.85%	1.86%	2.04%	2.21%	2.09%	1.81%	1.74%	1.99%	1.51%	1.53%	1.59%
15	1.85%	2.00%	2.04%	2.25%	2.48%	2.25%	2.00%	1.97%	2.14%	1.68%	1.70%
16	2.03%	2.15%	2.24%	2.45%	2.71%	2.41%	2.19%	2.16%	2.27%	1.83%	1.88%
17	2.16%	2.37%	2.39%	2.68%	2.89%	2.54%	2.37%	2.36%	2.45%	1.99%	2.03%
18	2.30%	2.52%	2.55%	2.88%	3.08%	2.73%	2.60%	2.59%	2.62%	2.16%
19	2.42%	2.67%	2.73%	3.08%	3.22%	2.93%	2.80%	2.78%	2.80%	2.31%
20	2.50%	2.83%	2.93%	3.23%	3.40%	3.11%	3.01%	2.95%	2.99%	2.46%
21	2.58%	2.99%	3.12%	3.38%	3.59%	3.34%	3.19%	3.14%	3.15%
22	2.67%	3.16%	3.27%	3.54%	3.78%	3.54%	3.34%	3.29%	3.31%
23	2.77%	3.34%	3.38%	3.67%	3.96%	3.72%	3.49%	3.41%
24	2.87%	3.49%	3.52%	3.83%	4.18%	3.92%	3.62%	3.57%
25	3.01%	3.63%	3.63%	4.00%	4.41%	4.10%	3.75%	3.73%
26	3.14%	3.75%	3.73%	4.16%	4.58%	4.23%	3.87%	3.88%
27	3.16%	3.86%	3.84%	4.35%	4.79%	4.36%	4.00%	4.04%
28	3.29%	3.97%	3.97%	4.50%	4.96%	4.47%	4.15%	4.20%
29	3.40%	4.09%	4.11%	4.64%	5.08%	4.56%	4.28%	4.35%
30	3.50%	4.21%	4.26%	4.79%	5.22%	4.67%	4.40%
31	3.61%	4.33%	4.40%	4.92%	5.34%	4.81%	4.52%
32	3.68%	4.47%	4.50%	5.02%	5.44%	4.92%	4.64%
33	3.74%	4.59%	4.61%	5.12%	5.54%	5.04%
34	3.81%	4.68%	4.70%	5.22%	5.66%	5.13%
35	3.87%	4.79%	4.78%	5.29%	5.76%	5.24%
36	3.91%	4.86%	4.85%	5.38%	5.86%
37	3.97%	4.93%	4.94%	5.47%	5.97%
38	4.03%	5.01%	4.99%	5.53%	6.04%
39	4.09%	5.08%	5.05%	5.62%
40	4.13%	5.13%	5.12%	5.68%
41	4.18%	5.18%	5.18%	5.75%
42	4.23%	5.24%	5.23%
43	4.28%	5.29%	5.27%
44	4.33%	5.34%	5.31%
45	4.35%	5.37%
46	4.38%	5.42%
47	4.39%
48	4.41%
49	4.43%
50	4.44%
51	4.46%
52	4.48%
53	4.49%
54	4.50%
Prime Mix(2)	70%	68%	69%	68%	68%	71%	71%	76%	70%	87%	85%	80%	80%	82%	84%	82%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Nonperforming Assets

      Nonperforming loans, also known as NPLs, are defined as Chapter 13 bankruptcy accounts contractually past due over 120 days. For those accounts, all accrued interest is reversed and income is recognized on a cash basis. For the years ended December 31, 2003, 2002 and 2001, interest on NPLs excluded from interest income was $2.7 million, $2.7 million and $2.2 million, respectively.

      Nonperforming assets, also known as NPAs, consist of NPLs and repossessed automobiles. Repossessed automobiles are carried at a fair value. NPAs were $49.3 million at December 31, 2003 compared with $37.5 million at December 31, 2002. NPAs represented 0.5% of total assets at December 31, 2003 compared with 0.4% at December 31, 2002. There were no impaired loans at December 31, 2003 or 2002.

Allowance for Credit Losses

      Our allowance for credit losses was $240 million at December 31, 2003 compared with $228 million at December 31, 2002. We have decreased our percentage of allowance for credit losses from 2.9% at December 31, 2002 to 2.8% at December 31, 2003 as we have originated a higher percentage of prime credit quality contracts. Based on the analyses we performed related to the allowance for credit losses as described under “Critical Accounting Polices,” we believe that our allowance for credit losses is currently adequate to cover probable losses in our contract portfolio that can be reasonably estimated.

      The following table sets forth the activity in the allowance for credit losses:

	For the Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Balance at beginning of period	$227,673	$136,410	$71,308	$36,682	$11,246
Chargeoffs	(297,610)	(207,713)	(110,359)	(47,929)	(18,696)
Recoveries	75,834	49,883	31,331	13,593	7,554

Net chargeoffs	(221,776)	(157,830)	(79,028)	(34,336)	(11,142)
Provision for credit losses	233,800	249,093	144,130	68,962	36,578

Balance at end of period	$239,697	$227,673	$136,410	$71,308	$36,682

Ratio of net chargeoffs during the period to average contracts owned during the period	2.5%	2.4%	2.0%	1.6%	1.3%
Ratio of allowance for credit losses to contracts at the end of the period	2.8%	2.9%	2.6%	2.3%	2.5%

Capital Resources and Liquidity

Overview

      We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of consistent managed growth, favorable loss experience and efficient operations.

Principal Sources of Cash

Contract Sales and Securitizations

      Our primary source of funds is the ability to aggregate and securitize contracts in the form of asset-backed securities or sell contracts through whole loan sales. These transactions generate cash proceeds that allow us to repay amounts borrowed and to purchase additional contracts. Since 1985, we have sold or securitized over $36.0 billion of automobile contracts in 62 public offerings, making us the fourth largest issuer by dollar amount of such securities in the nation.

Collections of Principal and Interest from Contracts and Release of Cash from Spread Accounts

      The collection of principal and interest from contracts originated and securitized and the release of cash from spread accounts is another significant source of funds for us. Collections of principal and interest are deposited into collection accounts established in connection with each securitization or into our accounts for non-securitized contracts. Pursuant to reinvestment contracts entered into in connection with securitizations guaranteed under a financial guarantee insurance policy issued by FSA, we receive access to the amounts deposited into collection accounts and amounts held in the spread accounts for these securitizations. We use those amounts so received in our daily operations to fund the purchase of contracts or to cover the day to day costs of our operations. If delinquency or chargeoff rates in a securitization exceed established triggers, amounts required to be held in spread accounts will increase, requiring additional pledged collateral. We may bear additional expense due to an increase in required collateral. If the reinvestment contracts were no longer deemed an eligible investment, which determination would be made by the rating agencies or FSA, we would no longer have the ability to use this cash in the ordinary course of business and would need to obtain alternative financing, which may only be available on less attractive terms. See “Business — Transactions with Related Parties — Reinvestment Contracts.” If we were unable to obtain additional financing, we may have to curtail our contract purchasing activities, which would also have a material adverse effect on our financial position, liquidity and results of operations. Also, a significant increase in credit losses could have a material adverse impact on our collections of principal and interest from contracts.

      Pursuant to the securitization agreements for our securitizations that are credit enhanced through the issuance of subordinated notes, we receive cash released from the trustee from the spread accounts on such transactions once the spread accounts reach predetermined funding levels. The amounts released from these spread accounts represent the return of the initial deposits to such accounts as well as the release of excess spread on the securitized contracts.

      Principal and interest collections on contracts owned by us and contracts securitized under a financial guarantee insurance policy issued by an unaffiliated third-party company and release of cash from spread accounts on securitizations that are credit enhanced through the issuance of subordinated notes totaled $4.3 billion, $4.9 billion and $4.4 billion for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in principal and interest collections is primarily due to an increase in the amount of contracts managed.

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

      These financing arrangements provide us with another source of liquidity beyond the secondary markets, thereby providing a source of short-term funding. The availability of these financing sources depends upon factors outside of our control, including regulatory issues such as the capital requirements of the Bank and availability of funds at the Bank. If the Bank were unable to extend this financing to us, we would need to replace it with outside sources. If we were unable to replace these sources, we would need to curtail our contract purchasing activities, which would have a material adverse effect on our financial position and results of operations and negatively impact our ability to remain a preferred source of financing for the dealers from which we purchase contracts.

Conduit Financing

      We have previously entered into secured conduit financing transactions using an automobile receivable securitization structure for short-term financing needs. For the years ended December 31, 2002 and 2001, we issued $775 million and $650 million of notes secured by contracts through conduit facilities established in January 2002 and December 2001, respectively. We terminated the December 2001 facility in March 2002 in conjunction with a $1.8 billion public asset-backed securitization. The January 2002 facility was terminated in May 2002 in conjunction with a $1.8 billion public asset-backed securitization. We did not enter into a secured conduit financing in 2003.

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

      Of the 6.1 million and 6.4 million additional common shares issued in 2002 and 2001, the Bank purchased 5.2 million and 5.3 million shares in the amount of $94.4 million and $96.5 million, respectively. At December 31, 2003, the Bank owned 84% of our common stock.

Principal Uses of Cash

Acquisition of Contracts

      Our most significant use of cash is for the acquisition of contracts. We acquire these contracts through our nationwide relationship with franchised and select independent automobile dealers. We purchased $6.0 billion of contracts in 2003 compared with $5.4 billion in 2002 and $4.9 billion in 2001.

Payments of Principal and Interest on Securitizations

      Under the terms of our reinvestment contract on securitizations guaranteed under a financial guarantee insurance policy issued by FSA, we fund quarterly payments of interest and principal to these security holders derived from the cash flows received on the securitized contracts that we service. Payments of principal and interest to security holders totaled $3.8 billion in 2003 compared with $5.5 billion and $3.7 billion in 2002 and 2001, respectively. Payments of principal and interest in 2002 included $1.5 billion of payments on conduit financings.

Amounts Paid to Dealers

      Consistent with industry practice, we generally pay dealer participation to the originating dealer for each contract purchased. Participation paid to dealers during 2003 totaled $141 million compared with $129 million and $120 million in 2002 and 2001, respectively. Typically, the acquisition of contracts higher up the prime credit quality spectrum requires a higher amount of participation paid to the dealer due to increased level of competition for such contracts. The amount of participation paid to dealers increased primarily as a result of an increase in the amount of contracts purchased.

Advances to Spread Accounts

      At the time a securitization transaction closes, we are required to advance monies to initially fund the spread account. On senior/subordinated securitizations, the spread account balance is invested in eligible mutual fund investments by the trustee. The advanced monies are included in restricted cash on our Consolidated Statements of Financial Condition. The amount of such initial advances included in restricted cash was $21.7 million at December 31, 2003 compared with $12.5 million at December 31, 2002.

Operating Our Business

      Our largest operating expenditure is salaries and benefits paid to our associates. Other expenditures include occupancy, collection, repossession, telephone and data processing costs. We also use substantial amounts of cash in capital expenditures for automation and new technologies to remain competitive and to become more efficient. See “Business — Our Business Strategy — Create Operating Efficiencies Through Technology and Best Practices.”

Contractual Obligations

      The following table lists our contractual obligations:

	At December 31, 2003

		More Than	More Than
		One Year	Three Years
	One Year	Through	Through	More Than
	or Less	Three Years	Five Years	Five Years	Total

	(Dollars in thousands)
Lines of credit — parent		$100		$21,711	$21,811
Notes payable on automobile secured financing(1)	$253,660	1,279,854	$3,382,168	3,241,919	8,157,601
Notes payable — parent			100,820	300,000	400,820
Operating leases	5,460	7,854	4,100	1,458	18,872

Total contractual obligations	$259,120	$1,287,808	$3,487,088	$3,565,088	$8,599,104

(1)	Includes the effects of hedging activities.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

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

      The Asset/ Liability Committee closely monitors interest rate and prepayment risks on a consolidated basis with our parent and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to our net portfolio value, also known as NPV. NPV is the discounted value of the future cash flows (or “paths” of cash flows in the presence of options based on volatility assumptions and an arbitrage free Monte Carlo simulation method to achieve the current market price) of all assets minus all liabilities whose value is affected by interest rate changes plus the book value of non-interest rate sensitive assets minus the book value of non-interest rate sensitive liabilities. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events. The NPV ratio is the ratio of the NPV to the market value of our assets as calculated above. In general, an increase in interest rates would more adversely affect our NPV than would a decrease in interest rates.

      The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements prior to closing the transaction. We enter into Euro-dollar future contracts and forward agreements in order to hedge our future interest payments on our notes payable on automobile secured financing. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the securitization transaction is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the transaction is treated as a secured financing. These hedge instruments are settled daily, and therefore, there are no related financial instruments recorded on the Consolidated Statements of Financial Condition. Credit risk related to these hedge instruments is minimal. As a result of our approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance.

      As we issued certain variable rate notes payable in connection with our securitization activities, we also entered into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

      We have entered into interest rate swap agreements or other derivatives that we choose not to designate as hedges or that do not qualify for hedge accounting under SFAS No. 133. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives and any income or expense recognized on such derivatives is recorded to noninterest income.

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

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

				(Dollars in thousands)
Rate sensitive assets:
Fixed interest rate contracts	$3,014,924	$2,453,361	$1,690,791	$1,005,708	$509,212	$42,272	$8,716,268	$9,420,084
Average interest rate	11.14%	11.09%	10.92%	10.53%	7.30%	8.71%	10.78%
Fixed interest rate securities	$284,804						$284,804	$284,804
Average interest rate	0.84%						0.84%
Variable interest rate securities	$763,921						$763,921	$763,921
Average interest rate	1.17%						1.17%
Rate sensitive liabilities:
Notes payable in automobile secured financing — fixed	$3,098,295	$1,973,959	$1,392,815	$609,314			$7,074,383	$7,289,263
Average interest rate	3.36%	3.04%	3.37%	2.84%			3.23%
Automobile secured financing — variable	$1,083,218						$1,083,218	$1,083,218
Average interest rate	1.15%						1.15%
Notes payable — parent				$100,820		$300,000	$400,820	$419,218
Average interest rate				8.88%		10.25%	9.90%
Lines of credit — parent	$21,811						$21,811	$21,811
Average interest rate	2.30%						2.30%
Interest rate swap agreements	$525,495	$(304,282)	$(221,213)					$(26,249)
Average pay rate	3.98%	4.59%	3.65%				4.08%
Average receive rate	1.22%	1.22%	1.23%				1.22%
Euro-dollar futures contracts	$346,225	$(139,636)	$(107,619)	$(98,970)

Glossary

ALLOWANCE FOR CREDIT LOSSES:     An account established to cover probable credit losses. If we believe an automobile contract is uncollectible, we set aside in the allowance account a portion of earnings equal to the difference between unpaid principal and the market value of the contract. If the contract is charged off, we reduce the principal balance and the allowance by equal amounts.

ASSET-BACKED SECURITIES:     Securities that are backed by financial assets such as automobile contracts.

AUTOMOBILE CONTRACTS:     Closed-end loans secured by a first lien on a vehicle.

BOOK VALUE PER COMMON SHARE:     The value of a share of common stock based on the values at which the assets are recorded on the balance sheet determined by dividing shareholders’ equity excluding accumulated other comprehensive income or loss by the total number of common shares outstanding.

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

DELINQUENCY:     A method of determining aging of past due accounts based on the status of payments under the contract.

DERIVATIVES:     Interest rate swaps, futures, forwards, option contracts or other financial instruments used for asset and liability management purposes. These instruments derive their values or contractually determined cash flows from the price of an underlying asset or liability, reference rate, index or other security.

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

HEDGE:     A derivative instrument designed to reduce or eliminate risk, such as interest rate risk. To be treated as a hedge under GAAP, the instrument must meet certain requirements as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, also known as SFAS 133. Under SFAS 133, a derivative must be expected to be highly effective in reducing the hedged risk in order to utilize the special accounting allowed for hedges. In addition, the hedge must be assessed as being highly effective on an ongoing basis throughout its life. The ineffective portion of a hedge is recorded in earnings immediately.

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

INTEREST RATE SPREAD:     The difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.

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

MANAGED CONTRACTS or MANAGED PORTFOLIO:     Automobile contracts on the balance sheet plus contracts sold in whole loan sales and contracts securitized in transactions treated as sales under GAAP, which we continue to service.

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

NONPERFORMING LOANS (NPLs):     Chapter 13 bankruptcy accounts greater than 120 days delinquent.

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

RETURN ON AVERAGE MANAGED CONTRACTS:     A financial measurement of our overall performance. Return on average managed contracts is the ratio of net income divided by average managed contracts.

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

SECURED FINANCING:     A transaction where interests in a pool of financial assets, such as automobile contracts, are sold to investors. The contracts are transferred to a trust that issues interests that are sold to investors. The contracts and related debt remain on our balance sheet.

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

WFS REINVESTMENT CONTRACT:     An agreement between the Bank and us whereby the Bank allows us to utilize the funds invested in the reinvestment contract at the Bank. In return for the use of such funds, we pay the Bank a fee as consideration for its pledge of collateral by the Bank.

Item 8.	Financial Statements and Supplementary Data

      Our Consolidated Financial Statements begin on page F-3 of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

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

PART III

      Certain information required by Part III is omitted from this report, as we will file a definitive proxy statement, also known as the Proxy Statement, within 120 days after the end of our fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our Annual Meeting of Shareholders to be held April 26, 2004, and the information included therein is incorporated herein by reference.

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

Item 13.	Certain Relationships and Related Transactions

      None.

Item 14.	Principal Accounting Fees and Services

      Information regarding principal accounting fees and services appears under the caption “Audit Fees; Audit Related Fees; Tax Fees; and Other Fees” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Financial Statement Schedules, Exhibits and Reports on Form 8-K

(a) List of documents filed as part of this report:

          (1) Financial Statements

The following consolidated financial statements and report of independent auditors for us and our subsidiaries are included in this report commencing on page F-2:

Report of Independent Auditors

Consolidated Statements of Financial Condition at December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules

Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

          (3) Exhibits

Exhibit
No.	Description of Exhibit

3.1	Certificate of Amendment and Restatement of Articles of Incorporation

4	Specimen WFS Financial Inc Common Stock Certificate(5)

10.1	Westcorp 2001 Stock Option Plan(13)

10.2	2000 Executive Deferral Plan V(12)

10	.2.1	First Amendment to the Westcorp Executive Deferral Plan V, dated as of April 1, 2003(16)

10.3	Amended Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank, dated June 1, 2002(13)

10	.3.1	First Amendment dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank(13)

10.4	Security Agreement between WFS Funding, Inc. and Western Financial Bank, dated March 7, 2003

10	.4.1	First Amendment dated August 1, 2003, to the Security Agreement between WFS Funding, Inc. and Western Financial Bank

10.5	Transfer Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)

10.6	Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank, dated June 15, 1999	(11)

10	.6.1	Amendment No. 1, dated as of August 1, 1999, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(11)

10	.6.2	Amendment No. 2, dated May 23, 2000, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(13)

10	.6.3	Amendment No. 3, dated January 1, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(13)

Exhibit
No.		Description of Exhibit

10	.6.4	Amendment No. 4, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(13)

10.7		Security Agreement between WFS Financial Inc and Western Financial Bank, dated March 7, 2003

10.8		Short Term Investment Agreement between WFS Financial Inc and Western Financial Bank, dated January 1, 1996

10	.8.1	Amendment No. 1, dated as of January 1, 2002, to the Short Term Investing Agreement between WFS Financial Inc and Western Financial Bank

10.9		Amended and Restated Tax Sharing Agreement between Westcorp and Subsidiaries, dated September 30, 2002(13)

10	.9.1	First Amendment to the Amended and Restated Tax Sharing Agreement, Dated as of January 1, 2003(14)

10	.9.2	Second Amendment to the Amended and Restated Tax Sharing Amendment, dated August 1, 2003(14)

10.10		Master Reinvestment Contract between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)

10.11		Amendment No. 1, dated as of June 1, 1995, to the Restated Master Reinvestment Reimbursement Agreement(10)

10.12		Amended and Restated Master Collateral Assignment Agreement, dated as of March 1, 2000(11)

10.13		Form of WFS Financial Inc Dealer Agreement(14)

10.14		Form of WFS Financial Inc Loan Application(14)

10.15		Amended and Restated WFS 1996 Incentive Stock Option Plan(6)

10.16		Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan, dated January 1, 2001(12)

10	.16.1	Amendment No. 1, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(12)

10	.16.2	Amendment No. 2, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(12)

10	.16.3	Amendment No. 3, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(14)

10	.16.4	Amendment No. 4, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(14)

10	.16.5	Amendment No. 5, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(14)

10	.16.6	Amendment No. 6, dated as of November 1, 2003, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan

10	.16.7	Amendment No. 7, dated as of December 1, 2003, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan

10.17		Employment Agreement(8)(9)

10.18		Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated August 1, 1997(10)

10	.18.1	Amendment No. 1, dated February 23, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)

10	.18.2	Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)

Exhibit
No.		Description of Exhibit

10	.18.3	Amendment No. 3, dated January 1, 2002, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(13)

10.19		Short-term Investment Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated January 1, 1996(10)

10	.19.1	Amendment No. 1, dated January 1, 2002, to the Short-term Investment Agreement between WFS Financial Inc and Western Financial Bank, F.S.B.(13)

10.20		Amended and Restated Allocation Agreement, dated March 31, 2003(14)

10	.20.1	First Amendment to the Amended and Restated Allocation Agreement, dated as of August 1, 2003(14)

10	.20.2	Second Amendment to the Amended and Restated Allocation Agreement, dated as of September 1, 2003(14)

10.21		Amended Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank, dated June 1, 2002(13)

10	.21.1	First Amendment, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank(13)

10.22		Security Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank, dated March 7, 2003

10	.22.1	First Amendment to the Security Agreement, dated August 1, 2003, To the Security Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank

10.23		Amended Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank, dated June 1, 2002(13)

10	.23.1	Amendment No. 1, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank(13)

10.24		Security Agreement between WFS Receivables Corporation and Western Financial Bank, dated March 7, 2003

10	.24.1	First Amendment to the Security Agreement, dated August 1, 2003, to the Security Agreement between WFS Receivables Corporation and Western Financial Bank

10.25		Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank, dated August 8, 2002(13)

10	.25.1	Amendment No. 1, dated November 7, 2002, to the Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank(13)

10	.25.2	Amendment No. 2, dated January 13, 2003, to the Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank

10.27		Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated May 3, 2002(13)

10.28		Customer List Agreement between Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency, dated May 15, 1998(13)

10	.28.1	Amendment No. 1, dated September 26, 2002, to the Customer List Agreement between Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency(13)

10.29		Interest Rate Swap Guarantee Agreement between Western Financial Bank, WFS Financial Inc, and WFS Receivables Corporation, dated August 30, 2002(13)

10.30		Security Agreement between WFS Receivable Corporation 2, WFS Financial Inc, and Western Financial Bank, dated March 21, 2002(13)

10.31		Referral Agreement between Western Financial Bank, Westfin Insurance Agency and WFS Financial Inc, dated September 16, 2002(13)

10	.31.1	Amendment No. 1, dated March 31, 2003, to the Referral Agreement between Western Financial Bank, Westfin Insurance Agency and WFS Financial Inc

Exhibit
No.		Description of Exhibit

10.32		Future Interest Payment Hedge Guarantee and Reimbursement Agreement between Western Financial Bank and WFS Financial Inc, dated September 19, 2002(13)

10.33		Logo License Agreement between Western Financial Bank, Westcorp, WFS Financial Inc, Western Consumer Products, WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Receivables Corporation 3, WFS Financial Auto Loans, Inc., The Hammond Company, The Mortgage Bankers, WFS Funding Inc., WFS Investments, Inc., Westran Services Corporation, WestFin Insurance Agency, Inc., Western Auto Investments, Inc., Western Consumer Services, Inc., Westhrift Life Insurance Entity, Inc., Western Reconveyance Entity, Inc., and WFS Web Investments, Inc. dated October 31, 2002(13)

10	.33.1	Amendment No. 1, dated September 1, 2003 to the Logo License Agreement(14)

10.34		Travel Services Agreement between Westran Services Corp. and Westcorp, Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency, Inc., dated August 28, 2002(13)

10	.34.1	Amendment No. 1, dated July 16, 2003 to the Travel Service Agreement Between Westran Services Corporation and Westcorp, Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency, Inc.(14)

10.35		Letter of Credit between Western Financial Bank and WFS Financial Inc dated May 9, 2003

10.36		Sublease Agreement between WFS Financial Inc, and WFS Receivable Corporation, WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc., dated March 21, 2002(13)

10	.36.1	First Amendment to Sublease Agreement between WFS Financial Inc, and WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc. dated September 1, 2002(13)

10	.36.2	Second Amendment to Sublease Agreement between WFS Financial Inc, and WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc. dated September 1, 2003

10.37		Collateral Protection Insurance Agreement between Westfin Insurance Agency and WFS Financial Inc, dated September 2002(13)

10.39		Security Agreement between WFS Receivables Corporation 3 and Western Financial Bank, dated March 7, 2003

10	.39.1	First Amendment to the Security Agreement, dated August 1, 2003, to the Security Agreement between WFS Receivables Corporation 3 and Western Financial Bank

10.49		Retainer Agreement between WestFin Insurance Agency and WFS Financial Inc. dated March 31, 2003.

21.1		Subsidiaries of WFS Financial Inc.

23.1		Consent of Independent Auditors, Ernst & Young LLP

31.1		CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibits previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-4295), filed May 2, 1986 incorporated herein by reference under Exhibit Number indicated.

(3)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Number indicated.

(4)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991 incorporated herein by reference under Exhibit Number indicated.

(5)	Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc. Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference under Exhibit Number indicated.

(6)	Exhibit previously filed as Exhibit 4.1 to the WFS Registration Statement on Form S-8 (File No. 333-40121), filed November 13, 1997, and incorporated herein by reference.

(7)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039), filed August 29, 1996 incorporated herein by reference under Exhibit Number indicated.

(8)	Employment Agreement dated February 27, 1998 between WFS Financial Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(9)	Employment Agreement, dated November 15, 1998 between WFS Financial Inc, Westcorp and Mark Olson (will be provided to the SEC upon request).

(10)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(11)	Exhibits previously filed with WFS Financial Inc Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amended on January 20, 2000 incorporated by reference under Exhibit Number indicated.

(12)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 2001 as filed on or about March 29, 2002.

(13)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 2002 as filed on or about March 27, 2003.

(14)	Exhibit previously filed with Westcorp Registration Statements on Form S-3 (File No. 333-110244) filed November 5, 2003 and subsequently amended on November 10, 2003 incorporated by reference under Exhibit Number indicated.

(b) Report on Form 8-K

      On October 23, 2003, we filed a current report on Form 8-K dated October 21, 2003, reporting information under Items 7, 9 and 12.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WFS FINANCIAL INC

Dated: March 11, 2004	By: /s/ THOMAS A. WOLFE

Thomas A. Wolfe
President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERNEST S. RADY Ernest S. Rady	Chairman of the Board and Director	March 11, 2004

/s/ THOMAS A. WOLFE Thomas A. Wolfe	President, Chief Executive Officer and Director	March 11, 2004

/s/ JUDITH M. BARDWICK Judith M. Bardwick	Director	March 11, 2004

/s/ JAMES R. DOWLAN James R. Dowlan	Director	March 11, 2004

/s/ DUANE A. NELLES Duane A. Nelles	Director	March 11, 2004

/s/ RONALD I. SIMON Ronald I. Simon	Director	March 11, 2004

/s/ FREDRICKA TAUBITZ Fredricka Taubitz	Director	March 11, 2004

/s/ LEE A. WHATCOTT Lee A. Whatcott	Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer (Principal Financial and Accounting Officer)	March 11, 2004

WFS FINANCIAL INC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

AND REPORT OF INDEPENDENT AUDITORS

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

WFS Financial Inc

      We have audited the accompanying consolidated statements of financial condition of WFS Financial Inc and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of WFS Financial Inc’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WFS Financial Inc and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Los Angeles, California

January 20, 2004

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2003	2002

	(Dollars in thousands)
ASSETS
Cash	$79,314	$28,079
Other short-term investments — parent	763,921	687,728

Cash and due from banks	843,235	715,807
Restricted cash	245,399	71,763
Investment securities available for sale		3,348
Contracts receivable	8,716,268	7,975,503
Allowance for credit losses	(239,697)	(227,673)

Contracts receivable, net	8,476,571	7,747,830
Amounts due from trusts		101,473
Premises and equipment, net	29,206	32,084
Interest receivable	55,275	53,930
Other assets	119,074	135,231

TOTAL ASSETS	$9,768,760	$8,861,466

LIABILITIES
Lines of credit — parent	$21,811	$62,048
Notes payable on automobile secured financing	8,157,601	7,394,943
Notes payable — parent	400,820	408,010
Amounts held on behalf of trustee	243,072	298,863
Other liabilities	126,587	63,070

TOTAL LIABILITIES	8,949,891	8,226,934
SHAREHOLDERS’ EQUITY
Common stock (no par value; authorized 50,000,000 shares; issued and outstanding 41,033,901 shares in 2003 and 41,020,033 shares in 2002)	338,291	338,186
Paid-in capital	6,280	5,372
Retained earnings	507,188	344,800
Accumulated other comprehensive loss, net of tax	(32,890)	(53,826)

TOTAL SHAREHOLDERS’ EQUITY	818,869	634,532

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,768,760	$8,861,466

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$982,946	$809,663	$539,118
Other	10,058	10,786	6,664

TOTAL INTEREST INCOME	993,004	820,449	545,782
Interest expense:
Notes payable on automobile secured financing	349,359	312,515	212,243
Other	42,042	36,997	20,533

TOTAL INTEREST EXPENSE	391,401	349,512	232,776

NET INTEREST INCOME	601,603	470,937	313,006
Provision for credit losses	233,800	249,093	144,130

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	367,803	221,844	168,876
Noninterest income:
Automobile servicing	119,015	110,798	125,585
Gain on sale of contracts	18,725		6,741
Other	4,758	8,504	5,241

TOTAL NONINTEREST INCOME	142,498	119,302	137,567
Noninterest expense:
Salaries and associate benefits	149,829	123,821	126,748
Credit and collections	35,448	35,960	27,497
Data processing	16,659	17,402	17,160
Occupancy	13,383	12,995	12,591
Telephone	4,578	5,113	5,803
Other	21,497	17,613	15,493

TOTAL NONINTEREST EXPENSE	241,394	212,904	205,292

INCOME BEFORE INCOME TAX	268,907	128,242	101,151
Income tax	106,519	46,152	39,503

NET INCOME	$162,388	$82,090	$61,648

Earnings per common share:
Basic	$3.96	$2.06	$1.91

Diluted	$3.95	$2.05	$1.90

Weighted average number of common shares outstanding:
Basic	41,026,067	39,945,285	32,308,649

Diluted	41,069,263	39,993,524	32,398,357

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total

		(Dollars in thousands, except share amounts)
Balance at January 1, 2001	28,446,837	$112,070	$4,337	$201,062	$(264)	$317,205
Net income				61,648		61,648
Unrealized gains on retained interest in securitized assets, net of tax(1)					814	814
Unrealized losses on cash flow hedges, net of tax(2)					(42,237)	(42,237)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax(3)					12,365	12,365

Comprehensive income						32,590
Issuance of common stock	6,373,341	115,498				115,498

Balance at December 31, 2001	34,820,178	227,568	4,337	262,710	(29,322)	465,293
Net income				82,090		82,090
Unrealized losses on retained interest in securitized assets, net of tax(1)					(550)	(550)
Unrealized losses on cash flow hedges, net of tax(2)					(59,248)	(59,248)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax(3)					35,294	35,294

Comprehensive income						57,586
Issuance of common stock	6,199,855	110,618	1,035			111,653

Balance at December 31, 2002	41,020,033	338,186	5,372	344,800	(53,826)	634,532
Net income				162,388		162,388
Unrealized losses on cash flow hedges, net of tax(2)					(13,847)	(13,847)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax(3)					34,783	34,783

Comprehensive income						183,324
Issuance of common stock	13,868	105	908			1,013

Balance at December 31, 2003	41,033,901	$338,291	$6,280	$507,188	$(32,890)	$818,869

(1)	The pre-tax amount of unrealized gains and losses on retained interest in securitized assets was $0.9 million and $1.4 million for the year ended December 31, 2002 and 2001, respectively.

(2)	The pre-tax amount of unrealized losses on cash flow hedges was $23.1 million for the year ended December 31, 2003 compared with $100 million and $71.6 million for the years ended December 31, 2002 and 2001, respectively.

(3)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into earnings was $58.0 million for the year ended December 31, 2003 compared with $59.8 million and $21.0 million for the years ended December 31, 2002 and 2001, respectively. The amount reclassified into earnings in 2001 includes $1.8 million of the $4.8 million cumulative effect adjustment related to the adoption of SFAS No. 133.

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$162,388	$82,090	$61,648
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	233,800	249,093	144,130
Amortization of participation paid to dealers	94,227	74,190	40,631
Amortization of losses on cash flow hedges	16,873	17,090	5,226
Amortization of retained interest in securitized assets		36,461	75,545
Depreciation	9,408	10,636	10,905
Gain on sale of contracts	(18,725)		(6,741)
Decrease (increase) in other assets	83,039	(63,174)	(34,598)
Increase in other liabilities	58,148	9,117	18,304

NET CASH PROVIDED BY OPERATING ACTIVITIES	639,158	415,503	315,050

INVESTING ACTIVITIES:
Contracts receivable:
Purchase of contracts	(5,978,576)	(5,415,734)	(4,863,279)
Proceeds from contract sales, net	1,699,574		1,414,223
Participation paid to dealers	(141,079)	(129,272)	(120,194)
Contract payments and payoffs	3,900,340	2,566,105	1,284,059
Decrease in amounts due from trust		83,479	181,173
Purchase of premises and equipment	(6,603)	(8,925)	(8,398)

NET CASH USED IN INVESTING ACTIVITIES	(526,344)	(2,904,347)	(2,112,416)

FINANCING ACTIVITIES:
(Payments on) proceeds from lines of credit, net	(40,237)	(359,128)	185,191
Proceeds from notes payable on automobile secured financing	4,230,828	6,912,058	2,845,655
Payments on notes payable on automobile secured financing	(4,110,960)	(3,549,946)	(1,120,844)
(Payments on) proceeds from notes payable — parent, net	(7,190)	340,510	(78,719)
Increase (decrease) in amounts held on behalf of trustee	121,851	(178,047)	(113,805)
Increase in restricted cash	(173,636)	(71,763)
Proceeds from issuance of common stock	1,012	111,653	115,498
Payments on cash flow hedges	(7,054)	(30,786)	(30,806)

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,614	3,174,551	1,802,170

INCREASE IN CASH AND DUE FROM BANKS	127,428	685,707	4,804
Cash and due from banks at beginning of year	715,807	30,100	25,296

CASH AND DUE FROM BANKS AT END OF YEAR	$843,235	$715,807	$30,100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$388,397	$335,231	$220,099
Income taxes	104,742	82,635	67,540

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

      Effective January 1, 2003, we regained control over assets of the securitization trusts for all of our outstanding securitization transactions treated as sales for accounting purposes, excluding loans sold in whole loan sales. We regained control of these assets when each trust was given the ability to invest in financial assets not related to the securitization of contracts. In accordance with paragraph 55 of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 140, and Emerging Issues Task Force 02-9, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold, we recorded $525 million of automobile contracts and the related notes payable on automobile secured financing on our Consolidated Statements of Financial Condition and have eliminated all remaining amounts due from trusts and amounts held on behalf of trustee for these transactions. We no longer recognize retained interest income or expense or contractual servicing income for these securitization transactions on our Consolidated Statements of Income. Rather, we recognize interest income on automobile contracts held in these trusts and record interest expense on notes payable on automobile secured financings. These loans were considered in the overall evaluation of the adequacy of our allowance for credit losses.

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

Restricted Cash

      Restricted cash represents amounts that are held by the trustee until such cash is released under the terms of the securitization agreements.

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

Nonaccrual Contracts

      We continue to accrue interest income on contracts until the contracts are charged off, which occurs automatically after the contracts are past due 120 days except for accounts that are in Chapter 13 bankruptcy. At the time that a contract is charged off, all accrued interest is reversed. For those accounts that are in Chapter 13 bankruptcy and contractually past due greater than 120 days, all accrued interest is reversed and income is recognized on a cash basis. For the years ended December 31, 2003 and 2002, the amount of accrued interest reversed was not material.

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

Nonperforming Assets

      Nonperforming assets consist of nonperforming contracts that are defined as all nonaccrual contracts and repossessed assets. Nonperforming assets were included in other assets on the Consolidated Statements of Financial Condition and are not material.

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

      In determining the fair value of our retained interest in securitized assets, also known as RISA, we evaluated the cost basis of contracts relative to the fair value of such contracts and the fair value of the RISA recorded. The RISA was capitalized and amortized over the expected life of the underlying contracts. Net interest income and servicing fees earned on these contracts are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income. The amortization of the RISA was calculated so as to recognize retained interest income on an effective yield basis. These amounts were reported as automobile lending income on our Consolidated Statements of Income.

      RISA was classified in a manner similar to available for sale securities and as such was marked to market each quarter. Market value changes were calculated by discounting estimated future cash flows using the current market discount rate. Any changes in the market value of the RISA were reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. On a quarterly basis, we evaluated the carrying value of the RISA in light of the actual performance of the underlying contracts and made adjustments to reduce the carrying value, if appropriate.

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

      As servicer of these contracts, we hold and remit funds collected from the borrowers on behalf of the trustee pursuant to reinvestment contracts that we have entered into for most securitizations. For securitization transactions treated as sales, these amounts are reported as amounts held on behalf of trustee on our Consolidated Statements of Financial Condition.

Interest Income and Fee Income

      Interest income is earned in accordance with the terms of the contracts. For pre-computed contracts, interest is earned monthly, and for simple interest contracts, interest is earned daily. Interest income on certain contracts is earned using the effective yield method and classified as interest receivable to the extent not collected and reported in accrued interest receivable on the Consolidated Statements of Financial Condition. Other contracts use the sum of the month’s digits method, which approximates the effective yield method.

      We defer premiums paid to dealers. The net amount is amortized as an adjustment to the related contracts’ yield over their contractual life. Fees for other services are recorded as income when earned.

Interest Expense

      Interest expense is recognized when incurred. Our level yield calculation for notes payable on automobile secured financing includes the interest on the notes, underwriting discounts, hedge gains or losses and swap payments.

Income Taxes

      We file consolidated federal and state tax returns as part of a consolidated group that includes the Bank and Westcorp. Our taxes are paid in accordance with a tax sharing agreement that allocates taxes based on the relative income or loss of each entity on a stand-alone basis.

Fair Value of Financial Instruments

      Fair value information about financial instruments is reported using quoted market prices for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instruments. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of our financial position.

      We use the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the Consolidated Statements of Financial Condition for cash and due from banks approximate those assets’ fair values.

Restricted cash: The carrying amounts reported in the Consolidated Statements of Financial Condition approximate those assets’ fair values.

Investment securities available for sale: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Contracts receivable: The fair values for contracts are estimated using discounted cash flow analysis based on interest rates currently being offered for contracts with similar terms to borrowers of similar credit quality.

Interest rate swap agreements: The fair value is estimated by obtaining market quotes from brokers or internally valuing when market quotes are not readily available.

Lines of credit — parent, notes payable on automobile secured financing and notes payable — parent: The fair value is estimated by using discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

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

      As we issued certain variable rate notes payable, we also entered into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

      We also enter into interest rate swap agreements or other derivatives that we choose not to designate as hedges or that do not qualify for hedge accounting under SFAS No. 133. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives and any income or expense recognized on such derivatives is recorded to noninterest income.

      As part of the adoption of SFAS No. 133 in 2001, we recorded a cumulative effect adjustment to accumulated other comprehensive income (loss) of $4.8 million, net of tax, which represents the deferred loss on our Euro-dollar futures contracts outstanding at January 1, 2001. Of the $4.8 million, $1.8 million was reclassified into earnings during 2001.

Accounting Pronouncements

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, also known as SFAS No. 143, in which retirement obligations would be recorded as a liability using the present value of the estimated cash flows and a corresponding amount would be capitalized as part of the asset’s carrying amount. The capitalized asset retirement cost would be amortized to expense over the asset’s useful life using a systematic and rational allocation method. The estimate of the asset retirement obligation will change and have to be revised over time. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on our earnings or financial position.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, also known as SFAS No. 146, in which liabilities for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liabilities are incurred. SFAS No. 146 eliminated the recognition of certain costs associated with exit or disposal activities that were previously recognized as liabilities at a plan (commitment) date under Emerging Issues Task Force Issue No. 94-3 that did not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our earnings or financial position.

      In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the method used on reported results. SFAS No. 148 provides two additional transition methods for entities that adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, also know as SFAS No. 123. Both of these methods avoid the ramp-up effects arising from prospective application of the fair value based method. SFAS No. 148 does not permit the use of the original SFAS No. 123 method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. This statement also requires disclosure of comparable information for all companies regardless of which method of accounting for stock-based employee compensation. SFAS No. 148 improves the timeliness of disclosures by requiring their inclusion in financial reports for interim periods. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 on December 31, 2002 and the prospective application method of transition to the fair value based method in the first quarter of 2003. Neither the disclosure adoption nor the accounting adoption had a material effect on our earnings or financial position.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, also known as FIN No. 46. FIN No. 46 changes the consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to the majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In addition, FIN No. 46 requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim period beginning after December 15, 2003. The adoption of FIN No. 46 did not have a material effect on our earnings or financial position.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, also known as SFAS No. 149. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not have a material effect on our earnings or financial position.

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

      Investment securities available for sale is comprised of owner trust certificates retained on securitization transactions treated as sales. The balances of these investment securities were none and $3.3 million at December 31, 2003 and 2002, respectively. The book value of these investment securities approximated fair value.

Note 3 —	Net Contracts Receivable

      Net contracts receivable consisted of the following:

	December 31,

	2003	2002

	(Dollars in thousands)
Contracts	$8,628,426	$7,915,769
Unearned discounts	(53,137)	(81,838)

Net contracts	8,575,289	7,833,931
Allowance for credit losses	(239,697)	(227,673)
Dealer participation, net of deferred contract fees	140,979	141,572

Net contracts receivable	$8,476,571	$7,747,830

      Contracts managed by us totaled $10.6 billion and $9.4 billion at December 31, 2003 and 2002, respectively. Of the $10.6 billion contracts managed at December 31, 2003, $8.6 billion were owned by us and $2.0 billion were owned by Westcorp, our ultimate parent. Of the $9.4 billion contracts managed at December 31, 2002, $7.8 billion were owned by us, $1.1 billion were owned by Westcorp, and $525 million were owned by securitization trusts. Nonperforming loans, or loans on which we have discontinued the accrual of interest income, included in net loans receivable were $40.6 million and $25.4 million at December 31, 2003 and 2002, respectively. Repossessed assets were $8.7 million and $12.1 million at December 31, 2003 and 2002, respectively, and are included in other assets on our Consolidated Statement of Financial Condition.

Note 4 —	Allowance for Credit Losses

      Changes in the allowance for credit losses were as follows:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Balance at beginning of period	$227,673	$136,410	$71,308
Chargeoffs	(297,610)	(207,713)	(110,359)
Recoveries	75,834	49,883	31,331

Net chargeoffs	(221,776)	(157,830)	(79,028)
Provision for credit losses	233,800	249,093	144,130

Balance at end of period	$239,697	$227,673	$136,410

Ratio of net chargeoffs during the period to average contracts owned during the period	2.5%	2.4%	2.0%
Ratio of allowance for credit losses to contracts at the end of the period	2.8%	2.9%	2.6%

Note 5 —	Retained Interest in Securitized Assets

      None of our securitization transactions in 2003, 2002 or 2001 were treated as sales. Therefore, we did not record any retained interest in securitized assets.

      The following table presents the activity of the RISA:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Balance at beginning of period	$	$37,392	$111,558
Additions
Amortization		(36,461)	(75,546)
Change in unrealized gain/loss on RISA(1)		(931)	1,380

Balance at end of period(2)	$	$0	$37,392

(1)	The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are other than temporary in nature and impact the value of the RISA. Such other than temporary differences are immediately recognized in income as a component of retained interest income.

(2)	There were no restrictions on the RISA.

      The balance of contracts 30 days or more delinquent included in securitization transactions treated as sales for accounting purposes totaled $35.2 million at December 31, 2002. Net chargeoffs for securitization trusts totaled $30.4 million and $50.4 million for the years ended December 31, 2002 and 2001, respectively.

Note 6 — Premises and Equipment

      Premises and equipment consisted of the following:

	December 31,

	2003	2002

	(Dollars in thousands)
Land	$2,017	$2,017
Buildings and improvements	14,088	13,733
Computers and software	56,838	51,455
Furniture and equipment	12,463	12,066
Other	272	292

	85,678	79,563
Less: Accumulated depreciation	56,472	47,479

	$29,206	$32,084

Note 7 — Intercompany Agreements

      We borrowed $150 million from the Bank under the terms of a $150 million note at a rate of 8.875% per annum with a maturity date in August 2007. We had amounts outstanding on this note of $101 million and $108 million as of December 31, 2003 and 2002, respectively. Interest payments on this note are due quarterly, in arrears. Interest expense on the note totaled $9.1 million, $12.4 million and $10.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      During 2001, we made a final paydown of $11.2 million on a note payable to the Bank with a maturity date in April 2003. Under the original terms of the note, interest payments on the note were due quarterly, in arrears, at a rate of 7.25% per annum. Interest expense on the note was $0.5 million for the year ended December 31, 2001.

      We borrowed $300 million under the terms of a $300 million note in May 2002. This note matures on May 15, 2012. Interest payments on the $300 million note are due semi-annually, in arrears, calculated at the rate of 10.25% per annum. Pursuant to the terms of this note, WFS may not incur any other indebtedness that is senior to the obligations evidenced by this note except for (i) indebtedness under the $150 million note (ii) indebtedness collateralized or secured under the $1.8 billion line of credit and (iii) indebtedness for similar types of warehouse lines of credit. There was $300 million outstanding on this note at both December 31, 2003 and 2002, respectively. Interest expense on this note totaled $30.8 million and $20.3 million for the years ended December 31, 2003 and 2002, respectively.

      We have a secured line of credit from the Bank permitting us to draw up to $1.8 billion as needed to be used in our operations. The secured line of credit terminates on December 31, 2004, although the term may be extended by us for additional periods of up to 60 months. There was no amount outstanding on this line of credit at both December 31, 2003 and 2002, respectively. Some of our subsidiaries have entered into lines of credit with the Bank. These lines permit us to draw up to a total of $330 million to fund our initial deposits to spread accounts on securitization transactions. Of the total $330 million, $10 million terminates on December 1, 2006 and $320 million terminates on January 1, 2010, although the terms may be extended by us for additional periods of up to 60 months. At December 31, 2003, the amount outstanding on these lines of credit totaled $21.8 million compared with $62.0 million at December 31 2002.

      The $1.8 billion line of credit carries an interest rate based on the one-month LIBOR and an interest spread of 125 basis points when unsecured and 90 basis points when secured. The Bank has the right under this line of credit to refuse to permit additional amounts to be drawn if, in the Bank’s discretion, the amount sought to be drawn will not be used to finance the purchase of contracts or other working capital requirements. The $330 million in lines of credit held by our subsidiaries with the Bank carry an interest rate based on one-month LIBOR and an interest spread of 112.5 basis points when unsecured and 62.5 basis points when secured. Interest on the amounts outstanding under the lines of credit is paid monthly, in arrears, and is calculated on the daily average amount outstanding that month. Interest expense totaled $1.0 million, $3.0 million and $8.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted average interest rates for the lines of credit were 2.28%, 2.74% and 4.43% for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted average interest rates for the lines of credit were 2.28%, 2.55% and 3.08% at December 31, 2003, 2002 and 2001, respectively.

      We also invest our excess cash at the Bank at an interest rate based on the federal composite commercial paper rate. The weighted average interest rates were 1.23%, 1.77% and 3.80% for the years ended December 31, 2003, 2002 and 2001, respectively. The interest rate was 1.17% at December 31, 2003 compared to 1.44% at December 31, 2002. We held $764 million and $688 million excess cash with the Bank under the investment agreement at December 31, 2003 and 2002, respectively. Interest income earned under this agreement totaled $8.2 million, $10.2 million and $4.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      We have entered into certain management agreements with the Bank and Westcorp pursuant to which we pay a portion of certain costs and expenses incurred by the Bank and Westcorp with respect to services or facilities of the Bank and Westcorp used by us or our subsidiaries, including our principal office facilities, our field offices, and overhead and associate benefits pertaining to Bank and Westcorp associates who also provide services to us or our subsidiaries. Additionally, as part of these management agreements, the Bank and Westcorp have agreed to reimburse us for similar costs incurred. Net amounts paid to us by the Bank, Westcorp and their affiliates under these agreements were $4.1 million, $6.4 million and $5.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      In connection with our securitization transactions, we entered into a reinvestment contract with the Bank which allows us access to the cash flows of each of the outstanding securitization transactions and the cash held in each spread account for each of those transactions. We are permitted to use that cash as we determine, including in our ordinary business activities. We paid the Bank $1.2 million, $1.2 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively, pursuant to these agreements.

Note 8 — Notes Payable on Automobile Secured Financing

      For the years ended December 31, 2003 and 2002, we issued $4.2 billion and $6.9 billion of notes secured by automobile contracts, of which $4.2 billion and $6.2 billion were through public transactions and no amounts and $775 million, respectively, were through conduit facilities. We had no amount outstanding on the conduit facilities at December 31, 2003 and 2002. We terminated our $775 million conduit facility in May 2002.

      Interest payments on the public transactions based on the respective note’s interest rate are due either monthly or quarterly, in arrears. Interest payments on the conduit facilities were due monthly, in arrears, based on the respective note’s interest rate. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $349 million for the year ended December 31, 2003, compared with $313 million and $212 million for the years ended December 31, 2002 and 2001, respectively.

      The stated maturities of our notes payable on automobile secured financing and their weighted average interest rates, including the effect of interest rate swap agreements on variable rate notes payable, were as follows:

	December 31, 2003

		Weighted
		Average
	Amount	Interest Rate

	(Dollars in thousands)
2004	$253,660	1.16%
2005	151,631	1.77
2006	1,128,223	3.32
2007	2,301,284	2.84
2008	1,080,884	4.10
Thereafter	3,241,919	3.67

	$8,157,601	3.33%

Note 9 — Whole Loan Sales

      We sold $1.7 billion and $1.4 billion of contracts to Westcorp, our parent company in whole loan sales for the years ended December 31, 2003 and 2001, respectively. These receivables were subsequently securitized by Westcorp and continue to be managed by us under the terms of the securitization. As a result of selling contracts in a whole loan sale rather than securitizing them in a secured financing transaction, we recorded cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities, of $18.7 million and $6.7 million related to the contracts sold in 2003 and 2001, respectively.

Note 10 — Commitments and Contingencies

      Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more were as follows:

December 31, 2003

(Dollars in thousands)
2004	$5,460
2005	4,572
2006	3,282
2007	2,556
2008	1,544
Thereafter	1,458

$18,872

      In certain cases, these agreements include various renewal options and contingent rental agreements. Rental expense for premises and equipment totaled $5.9 million, $5.6 million and $5.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      We have pledged certain contracts in amounts totaling $375 million and $474 million as of December 31, 2003 and 2002, respectively, relative to amounts held on behalf of trustee including amounts related to securitization transactions treated as secured financings.

      We or our subsidiaries are involved as a party in certain legal proceedings incidental to our business. We do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Note 11 — Accumulated Other Comprehensive Loss, Net of Tax

      The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	December 31,

	2003	2002

	(Dollars in thousands)
Unrealized loss on interest rate swaps(1)	$(15,692)	$(34,607)
Realized loss on settled cash flow hedges(1)	(17,198)	(19,219)

Total accumulated other comprehensive loss	$(32,890)	$(53,826)

(1)	All cash flow hedges are structured to hedge future interest payments on borrowings.

Note 12 — Comprehensive Income

      The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Net income	$162,388	$82,090	$61,648
Unrealized (losses) gains on retained interest in securitized assets, net of tax		(550)	814
Unrealized losses on cash flow hedges, net of tax	(13,847)	(59,248)	(42,237)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax	34,783	35,294	12,365

Comprehensive income	$183,324	$57,586	$32,590

Note 13 — Equity Offerings

      We completed rights offerings in March 2002 and May 2001 that raised $110 million and $116 million of equity through the issuance of 6.1 million and 6.4 million additional common shares at a price of $18.00 and $18.25 per share, respectively. With the completion of the March 2002 offering, the number of our common shares issued and outstanding increased by 18% to 41.1 million shares, compared with an increase of 22% to 35.0 million shares in May 2001.

      Of the 6.1 million and 6.4 million additional common shares issued in 2002 and 2001, the Bank purchased 5.2 million and 5.3 million shares in the amount of $94.4 million and $96.5 million, respectively. At December 31, 2003, the Bank owned 84% of our common stock.

Note 14 — Dividends

      We have not declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. We are not currently under any regulatory or contractual limitations on our ability to declare or pay dividends.

Note 15 — Servicing Income

      Servicing income consisted of the following components:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Fee income	$87,234	$78,773	$67,579
Contractual servicing income	31,781	61,830	85,845
Retained interest expense, net of RISA amortization		(29,805)	(27,839)

Total servicing income	$119,015	$110,798	$125,585

      Fee income consists primarily of documentation fees, late charges, deferment fees and other servicing fees. According to the terms of each securitization transaction, we earn contractual servicing income on the outstanding balance of contracts serviced. For the year ended December 31, 2003, there was no contractual servicing income received by us relating to sales to securitization trusts, compared with $10.7 million and $23.0 million for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2003, contractual servicing fees received by us relating to whole loan sales to Westcorp totaled $31.8 million, compared with $51.1 million and $62.8 million for the years ended December 31, 2002 and 2001, respectively.

Note 16 — Employee Benefit Plans

      We participate in Westcorp’s employee benefit programs, which vary on the types of associates covered and the benefits received. These plans include the Westcorp Employee Stock Ownership and Salary Savings Plan, the Executive Deferral Plan, the Long Term Incentive Plan and Stock Option Plan.

      The Westcorp Employee Stock Ownership Plan, also known as the ESOP, covers essentially all associates who have completed six months of service, excluding contract or temporary employees. Contributions to the ESOP are discretionary and determined by the Board of Directors of Westcorp within limits set forth under the Employee Retirement Income Security Act of 1974. These contributions are allocated to the associate’s account based upon years of service and annual compensation. All shares purchased by the ESOP are allocated to associates who participate in the ESOP. The Salary Savings Plan, also known as the 401(k) Plan, covers essentially all associates who have completed three months of service, excluding contract or temporary employees. Contributions to the 401(k) Plan are guaranteed and based on a fixed percent of the associate’s payroll deferral for the calendar year. Contributions to the ESOP and 401(k) Plan totaled $5.8 million, $2.8 million and $8.4 million in 2003, 2002 and 2001, respectively. Compensation expense related to the ESOP and 401(k) Plan totaled $9.8 million, $1.4 million and $4.8 million in 2003, 2002 and 2001, respectively. As of December 31, 2003, the ESOP and 401(k) plan held a total of 1,844,293 shares of Westcorp’s common stock.

      The Executive Deferral Plan, also known as the EDP, covers a select group of our management or highly compensated associates as determined by Westcorp’s Board of Directors. The EDP is designed to allow participants to defer a portion of their compensation on a pre-tax basis and earn tax-deferred interest on these deferrals. The EDP also provides for us to match portions of the amounts contributed by our associates at the discretion of Westcorp’s Board of Directors. For the year ended December 31, 2003, expense related to the EDP for Westcorp and its subsidiaries totaled $2.1 million compared with $0.7 million and $0.3 million for the years ended December 31, 2002 and 2001, respectively.

      The Long Term Incentive Plan, also known as the LTIP, covers certain key executive officers in which such officers will be entitled to receive a fixed incentive amount provided that Westcorp’s tangible net book value per common share as of December 31, 2004 equals or exceeds $28.08, as adjusted at Westcorp’s sole discretion, and the executive officer remains continuously employed by Westcorp or its subsidiaries through April 30, 2005. For the year ended December 31, 2003, Westcorp expensed $0.9 million, compared with $0.8 million and $0.9 million in 2002 and 2001, respectively, related to the LTIP.

      The Westcorp Stock Option Plan covers a select group of associates and directors. Under the plan, Westcorp has reserved a total of 3,000,0000 shares of its common stock for future issuance. As of December 31, 2003, a total of 2,185,750 shares were available for future grants. The options may be exercised within seven years after the date of the grant.

Note 17 — Income Taxes

      Income tax expense consisted of the following:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Current:
Federal	$82,135	$79,048	$68,625
State	17,696	13,551	10,007

	99,831	92,599	78,632

Deferred:
Federal	5,531	(37,711)	(34,817)
State	1,157	(8,736)	(4,312)

	6,688	(46,447)	(39,129)

	$106,519	$46,152	$39,503

      A reconciliation of total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Tax at statutory rate	$94,118	$44,885	$35,403
State tax (net of federal tax benefit)(1)	12,254	3,130	3,701
Other	147	(1,863)	399

	$106,519	$46,152	$39,503

(1)	State tax for 2002 includes the result of a one-time benefit of legislation enacted by the State of California which eliminated the use of reserve method of accounting for bad debts for large banks and financial corporations for taxable income purposes for tax years after January 1, 2002.

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

      Significant components of our deferred tax assets and liabilities were as follows:

	December 31,

	2003	2002

	(Dollars in thousands)
Deferred tax assets:
Reserves for credit losses	$84,114	$81,285
State tax deferred benefit	5,068	4,732
Deferred compensation accrual	1,042	1,213
Tax basis difference — derivatives	21,927	37,404
Other assets	11,032	10,109

Total deferred tax assets	123,183	134,743
Deferred tax liabilities:
Accelerated depreciation for tax purposes	(7,194)	(1,985)
Other liabilities	(27,022)	(21,625)

Total deferred tax liabilities	(34,216)	(23,610)

Net deferred tax assets	$88,967	$111,133

Note 18 — Fair Value of Financial Instruments

      The estimated fair values of our financial instruments were as follows:

	December 31,

	2003		2002

	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value

		(Dollars in thousands)
Financial assets:
Cash and due from banks	$843,235	$843,235	$715,807	$715,807
Restricted cash	245,399	245,399	71,763	71,763
Investment securities available for sale			3,348	3,348
Contracts receivable	8,716,268	9,420,084	7,975,503	8,868,653
Financial instrument agreements held for purposes other than trading:
Interest rate swap agreements	(26,249)	(26,249)	(59,244)	(59,244)
Financial liabilities:
Lines of credit — parent	21,811	21,811	62,048	62,111
Notes payable on automobile secured financing	8,157,601	8,372,482	7,394,943	7,639,375
Notes payable — parent	400,820	419,218	408,010	426,738
Amounts held on behalf of trustee	243,072	243,072	298,863	298,863

      The methods and assumptions used in estimating the fair values of our financial instruments are included in Note 1.

Note 19 — Financial Instrument Agreements

      Our interest rate swap agreements are with counterparties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount and a specified index. We pay a fixed interest rate and receive a floating interest rate on all of our interest rate swap agreements. At December 31, 2003 the terms of our interest rate swap agreements were to pay a weighted average fixed rate of 4.0% and to receive a weighted average variable rate of 1.4%, with expiration dates ranging from 2004 to 2010 and collateral requirements generally ranging from 3% to 4%. At December 31, 2002, the terms of our interest rate swap agreements were to pay a weighted average fixed rate of 4.1% and to receive a weighted average variable rate of 1.7%, with expiration dates ranging from 2004 to 2010 and collateral requirements generally ranging from 3% to 4%. Variable interest rates may change in the future.

      Notional amounts do not represent amounts exchanged with counterparties and, therefore, are not a measure of our exposure to loss through our use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

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

      For the year ended December 31, 2003, the unrealized loss on cash flow hedges was $13.8 million, net of taxes of $9.2 million, compared to $59.2 million, net of taxes of $41.2 million, for the year ended December 31, 2002. We reclassified $34.8 million and $35.3 million, net of tax, into earnings which is included in interest expense on the Consolidated Statements of Income for the years ended December 31, 2003 and 2002, respectively. The amount recognized in earnings due to ineffectiveness was immaterial. As a result of selling contracts in a whole loan sale rather than securitizing them in a secured financing transaction, we reclassified into earnings approximately $3.7 million of hedge gains in 2003 and $4.0 million of hedge losses in 2001, net of tax, from accumulated other comprehensive loss related to hedges of future interest payments on the forecasted secured financing. The hedge gain or loss was included in the gain on sale on the Consolidated Statements of Income. We estimate that we will reclassify into earnings during the next twelve months approximately $7 million to $10 million of the unrealized loss on these instruments that was recorded in accumulated other comprehensive loss as of December 31, 2003.

Note 20 — Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands, except per share amounts)
Basic:
Net income	$162,388	$82,090	$61,648
Average basic common shares outstanding	41,026,067	39,945,285	32,308,649
Earnings per common share — basic	$3.96	$2.06	$1.91
Diluted:
Net income	$162,388	$82,090	$61,648
Average basic common shares outstanding	41,026,067	39,945,285	32,308,649
Stock option adjustment	43,196	48,239	89,708
Average diluted common shares outstanding	41,069,263	39,993,524	32,398,357
Earnings per common share — diluted	$3.95	$2.05	$1.90

Note 21 — Quarterly Results of Operations (Unaudited)

      The following is a summary of unaudited quarterly results of operations for 2002 and 2003. Certain quarterly amounts have been adjusted to conform with the year-end presentation.

	For the Three Months Ended

	March 31	June 30	September 30	December 31

	(Dollars in thousands, except per share amounts)
2003
Interest income	$247,132	$257,232	$253,697	$234,943
Interest expense	105,312	102,822	96,277	86,990
Net interest income	141,820	154,410	157,420	147,953
Provision for credit losses	72,795	66,876	24,551	69,578
Income before income tax	40,856	55,417	125,161	47,473
Income tax	16,241	21,832	49,610	18,836
Net income	24,615	33,585	75,551	28,637
Earnings per common share — basic	0.60	0.82	1.84	0.70
Earnings per common share — diluted	0.60	0.82	1.84	0.70
2002
Interest income	$171,432	$197,867	$220,285	$230,865
Interest expense	68,554	86,980	95,849	98,129
Net interest income	102,878	110,887	124,436	132,736
Provision for credit losses	49,708	50,680	63,098	85,607
Income before income tax	30,211	35,965	38,846	23,220
Income tax	11,997	13,461	15,505	5,189
Net income	18,214	22,504	23,341	18,031
Earnings per common share — basic	0.50	0.55	0.57	0.40
Earnings per common share — diluted	0.50	0.55	0.57	0.40

Note 22 — Subsequent Events (Unaudited)

      On February 27, 2004, we sold $1.5 billion of contracts to Westcorp, our parent company in a whole loan sale. These receivables were subsequently securitized by Westcorp and continue to be managed by us under the terms of the securitization. As a result of selling contracts in a whole loan sale rather than securitizing them in a secured financing transaction, we recorded a cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities, of $13.8 million related to the contracts sold.

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

3.1	Certificate of Amendment and Restatement of Articles of Incorporation
4	Specimen WFS Financial Inc Common Stock Certificate(5)
10.1	Westcorp 2001 Stock Option Plan(13)
10.2	2000 Executive Deferral Plan V(12)
10.2.1	First Amendment to the Westcorp Executive Deferral Plan V, dated as of April 1, 2003(16)
10.3	Amended Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank, dated June 1, 2002(13)
10.3.1	First Amendment dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank(13)
10.4	Security Agreement between WFS Funding, Inc. and Western Financial Bank, dated March 7, 2003
10.4.1	First Amendment dated August 1, 2003, to the Security Agreement between WFS Funding, Inc. and Western Financial Bank
10.5	Transfer Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.6	Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank, dated June 15, 1999(11)
10.6.1	Amendment No. 1, dated as of August 1, 1999, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(11)
10.6.2	Amendment No. 2, dated May 23, 2000, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(13)
10.6.3	Amendment No. 3, dated January 1, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(13)
10.6.4	Amendment No. 4, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(13)
10.7	Security Agreement between WFS Financial Inc and Western Financial Bank, dated March 7, 2003
10.8	Short Term Investment Agreement between WFS Financial Inc and Western Financial Bank, dated January 1, 1996
10.8.1	Amendment No. 1, dated as of January 1, 2002, to the Short Term Investing Agreement between WFS Financial Inc and Western Financial Bank
10.9	Amended and Restated Tax Sharing Agreement between Westcorp and Subsidiaries, dated September 30, 2002(13)
10.9.1	First Amendment to the Amended and Restated Tax Sharing Agreement, Dated as of January 1, 2003(14)
10.9.2	Second Amendment to the Amended and Restated Tax Sharing Amendment, dated August 1, 2003(14)
10.10	Master Reinvestment Contract between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.11	Amendment No. 1, dated as of June 1, 1995, to the Restated Master Reinvestment Reimbursement Agreement(10)
10.12	Amended and Restated Master Collateral Assignment Agreement, dated as of March 1, 2000(11)
10.13	Form of WFS Financial Inc Dealer Agreement(14)
10.14	Form of WFS Financial Inc Loan Application(14)
10.15	Amended and Restated WFS 1996 Incentive Stock Option Plan(6)
10.16	Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan, dated January 1, 2001(12)

Exhibit
No.	Description of Exhibit

10.16.1	Amendment No. 1, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(12)
10.16.2	Amendment No. 2, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(12)
10.16.3	Amendment No. 3, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(14)
10.16.4	Amendment No. 4, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(14)
10.16.5	Amendment No. 5, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(14)
10.16.6	Amendment No. 6, dated as of November 1, 2003, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan
10.16.7	Amendment No. 7, dated as of December 1, 2003, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan
10.17	Employment Agreement(8)(9)
10.18	Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated August 1, 1997(10)
10.18.1	Amendment No. 1, dated February 23, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10.18.2	Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10.18.3	Amendment No. 3, dated January 1, 2002, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(13)
10.19	Short-term Investment Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated January 1, 1996(10)
10.19.1	Amendment No. 1, dated January 1, 2002, to the Short-term Investment Agreement between WFS Financial Inc and Western Financial Bank, F.S.B.(13)
10.20	Amended and Restated Allocation Agreement, dated March 31, 2003(14)
10.20.1	First Amendment to the Amended and Restated Allocation Agreement, dated as of August 1, 2003(14)
10.20.2	Second Amendment to the Amended and Restated Allocation Agreement, dated as of September 1, 2003(14)
10.21	Amended Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank, dated June 1, 2002(13)
10.21.1	First Amendment, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank(13)
10.22	Security Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank, dated March 7, 2003
10.22.1	First Amendment to the Security Agreement, dated August 1, 2003, To the Security Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank
10.23	Amended Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank, dated June 1, 2002(13)
10.23.1	Amendment No. 1, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank(13)
10.24	Security Agreement between WFS Receivables Corporation and Western Financial Bank, dated March 7, 2003
10.24.1	First Amendment to the Security Agreement, dated August 1, 2003, to the Security Agreement between WFS Receivables Corporation and Western Financial Bank
10.25	Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank, dated August 8, 2002(13)

Exhibit
No.	Description of Exhibit

10.25.1	Amendment No. 1, dated November 7, 2002, to the Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank(13)
10.25.2	Amendment No. 2, dated January 13, 2003, to the Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank
10.27	Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated May 3, 2002(13)
10.28	Customer List Agreement between Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency, dated May 15, 1998(13)
10.28.1	Amendment No. 1, dated September 26, 2002, to the Customer List Agreement between Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency(13)
10.29	Interest Rate Swap Guarantee Agreement between Western Financial Bank, WFS Financial Inc, and WFS Receivables Corporation, dated August 30, 2002(13)
10.30	Security Agreement between WFS Receivable Corporation 2, WFS Financial Inc, and Western Financial Bank, dated March 21, 2002(13)
10.31	Referral Agreement between Western Financial Bank, Westfin Insurance Agency and WFS Financial Inc, dated September 16, 2002(13)
10.31.1	Amendment No. 1, dated March 31, 2003, to the Referral Agreement between Western Financial Bank, Westfin Insurance Agency and WFS Financial Inc
10.32	Future Interest Payment Hedge Guarantee and Reimbursement Agreement between Western Financial Bank and WFS Financial Inc, dated September 19, 2002(13)
10.33	Logo License Agreement between Western Financial Bank, Westcorp, WFS Financial Inc, Western Consumer Products, WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Receivables Corporation 3, WFS Financial Auto Loans, Inc., The Hammond Company, The Mortgage Bankers, WFS Funding Inc., WFS Investments, Inc., Westran Services Corporation, WestFin Insurance Agency, Inc., Western Auto Investments, Inc., Western Consumer Services, Inc., Westhrift Life Insurance Entity, Inc., Western Reconveyance Entity, Inc., and WFS Web Investments, Inc. dated October 31, 2002(13)
10.33.1	Amendment No. 1, dated September 1, 2003 to the Logo License Agreement(14)
10.34	Travel Services Agreement between Westran Services Corp. and Westcorp, Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency, Inc., dated August 28, 2002(13)
10.34.1	Amendment No. 1, dated July 16, 2003 to the Travel Service Agreement Between Westran Services Corporation and Westcorp, Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency, Inc.(14)
10.35	Letter of Credit between Western Financial Bank and WFS Financial Inc dated May 9, 2003
10.36	Sublease Agreement between WFS Financial Inc, and WFS Receivable Corporation, WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc., dated March 21, 2002(13)
10.36.1	First Amendment to Sublease Agreement between WFS Financial Inc, and WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc. dated September 1, 2002(13)
10.36.2	Second Amendment to Sublease Agreement between WFS Financial Inc, and WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc. dated September 1, 2003
10.37	Collateral Protection Insurance Agreement between Westfin Insurance Agency and WFS Financial Inc, dated September 2002(13)
10.39	Security Agreement between WFS Receivables Corporation 3 and Western Financial Bank, dated March 7, 2003
10.39.1	First Amendment to the Security Agreement, dated August 1, 2003, to the Security Agreement between WFS Receivables Corporation 3 and Western Financial Bank

Exhibit
No.	Description of Exhibit

10.49	Retainer Agreement between WestFin Insurance Agency and WFS Financial Inc. dated March 31, 2003.
21.1	Subsidiaries of WFS Financial Inc.
23.1	Consent of Independent Auditors, Ernst & Young LLP
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibits previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-4295), filed May 2, 1986 incorporated herein by reference under Exhibit Number indicated.

(3)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Number indicated.

(4)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991 incorporated herein by reference under Exhibit Number indicated.

(5)	Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc. Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference under Exhibit Number indicated.

(6)	Exhibit previously filed as Exhibit 4.1 to the WFS Registration Statement on Form S-8 (File No. 333-40121), filed November 13, 1997, and incorporated herein by reference.

(7)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039), filed August 29, 1996 incorporated herein by reference under Exhibit Number indicated.

(8)	Employment Agreement dated February 27, 1998 between WFS Financial Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(9)	Employment Agreement, dated November 15, 1998 between WFS Financial Inc, Westcorp and Mark Olson (will be provided to the SEC upon request).

(10)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(11)	Exhibits previously filed with WFS Financial Inc Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amended on January 20, 2000 incorporated by reference under Exhibit Number indicated.

(12)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 2001 as filed on or about March 29, 2002.

(15)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 2002 as filed on or about March 27, 2003.

(16)	Exhibit previously filed with Westcorp Registration Statements on Form S-3 (File No. 333-110244) filed November 5, 2003 and subsequently amended on November 10, 2003 incorporated by reference under Exhibit Number indicated.