Form 10-Q
period 2004-03-31
WFS FINANCIAL INC
filed 2004-05-10
CIK 946343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2004, the registrant had 41,034,969 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 22.

WFS FINANCIAL INC AND SUBSIDIARIES

FORM 10-Q

March 31, 2004

Forward-Looking Statements

This Form 10-Q includes and incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those expressed in or implied by these forward-looking statements.

These forward-looking statements are identified by use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These statements are contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections for this Form 10-Q.

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

Available Information

We provide access to all our filings with the Securities and Exchange Commission on our Web site at http:\\www.wfsfinancial.com free of charge on the same day as these reports are electronically filed with the Commission. The information contained in our Web site does not constitute part of this filing.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2004	December 31, 2003
	(Dollars in thousands)
ASSETS
Cash	$43,474	$79,314
Other short-term investments – parent	666,288	763,921

Cash and due from banks	709,762	843,235
Restricted cash	259,349	245,399
Contracts receivable	7,745,825	8,716,268
Allowance for credit losses	(209,137)	(239,697)

Contracts receivable, net	7,536,688	8,476,571
Premises and equipment, net	29,480	29,206
Interest receivable	45,435	55,275
Other assets	72,976	119,074

TOTAL ASSETS	$8,653,690	$9,768,760

LIABILITIES
Lines of credit – parent	$15,167	$21,811
Notes payable on automobile secured financing	6,934,694	8,157,601
Notes payable – parent	400,820	400,820
Amounts held on behalf of trustee	273,942	243,072
Other	139,096	126,587

TOTAL LIABILITIES	7,763,719	8,949,891
SHAREHOLDERS’ EQUITY
Common stock (no par value; authorized 50,000,000 shares; issued and outstanding 41,034,969 shares at March 31, 2004 and shares in 1998 and 41,033,901 shares at December 31, 2003)	338,298	338,291
Paid-in capital	6,280	6,280
Retained earnings	574,096	507,188
Accumulated other comprehensive loss, net of tax	(28,703)	(32,890)

TOTAL SHAREHOLDERS’ EQUITY	889,971	818,869

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,653,690	$9,768,760

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$221,577	$244,480
Other	2,431	2,652

TOTAL INTEREST INCOME	224,008	247,132
Interest expense:
Notes payable on automobile secured financing	72,202	94,627
Other	11,364	10,685

TOTAL INTEREST EXPENSE	83,566	105,312

NET INTEREST INCOME	140,442	141,820
Provision for credit losses	19,976	72,795

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	120,466	69,025
Noninterest income:
Automobile servicing	34,335	29,439
Gain on sale of contracts	13,792
Other	1,017	1,585

TOTAL NONINTEREST INCOME	49,144	31,024
Noninterest expense:
Salaries and employee benefits	38,290	36,402
Credit and collections	8,405	9,223
Data processing	3,890	4,239
Occupancy	2,852	3,320
Telephone	1,103	1,290
Other	4,376	4,719

TOTAL NONINTEREST EXPENSE	58,916	59,193

INCOME BEFORE INCOME TAX	110,694	40,856
Income tax	43,786	16,241

NET INCOME	$66,908	$24,615

Earnings per common share:
Basic	$1.63	$0.60

Diluted	$1.63	$0.60

Weighted average number of common shares outstanding:
Basic	41,034,065	41,022,198

Diluted	41,078,787	41,065,341

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss)
	Shares	Stock	Capital	Earnings	Net of Tax	Total
	(Dollars in thousands, except share amounts)
Balance at January 1, 2003	41,020,033	$338,186	$5,372	$344,800	$(53,826)	$634,532
Net income				162,388		162,388
Unrealized losses on cash flow hedges, net of tax (1)					(13,847)	(13,847)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax (2)					34,783	34,783

Comprehensive income						183,324
Issuance of common stock	13,868	105	908			1,013

Balance at December 31, 2003	41,033,901	338,291	6,280	507,188	(32,890)	818,869
Net income				66,908		66,908
Unrealized losses on cash flow hedges, net of tax (1)					(2,762)	(2,762)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax (2)					6,949	6,949

Comprehensive income						71,095
Issuance of common stock	1,068	7				7

Balance at March 31, 2004	41,034,969	$338,298	$6,280	$574,096	$(28,703)	$889,971

(1)	The pre-tax amount of unrealized losses on cash flow hedges was $4.6 million for the three months ended March 31, 2004 and $23.1 million for the year ended December 31, 2003.

(2)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into net income was $11.6 million for the three months ended March 31, 2004 and $58.0 million for the year ended December 31, 2003.

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$66,908	$24,615
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	19,976	72,795
Amortization of participation paid to dealers	21,695	22,770
Amortization of losses on cash flow hedges	4,339	4,531
Depreciation	2,019	2,821
Gain on sale of contracts	(13,792)
Decrease in other assets	56,611	40,321
Increase in other liabilities	12,509	10,065

NET CASH PROVIDED BY OPERATING ACTIVITIES	170,265	177,918
INVESTING ACTIVITIES
Contracts receivable:
Purchase of contracts	(1,585,173)	(1,352,053)
Participation paid to dealers	(36,110)	(31,955)
Proceeds from contract sales, net	1,548,432
Contract payments and payoffs	988,557	924,715
Purchase of premises and equipment	(2,340)	(1,463)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	913,366	(460,756)
FINANCING ACTIVITIES
Payments on lines of credit, net	(6,643)	(3,540)
Proceeds from notes payable on automobile secured financing		1,340,548
Payments on notes payable on automobile secured financing	(1,224,617)	(884,953)
Payments on notes payable – parent		(22,945)
Increase in amounts held on behalf of trustee	30,870	9,403
Increase in restricted cash	(13,950)	(73,652)
Proceeds from issuance of common stock	7	18
Payments on cash flow hedges	(2,771)	(5,682)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,217,104)	359,197

(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(133,473)	76,359
Cash and due from banks at beginning of period	843,235	715,807

CASH AND DUE FROM BANKS AT END OF PERIOD	$709,762	$792,166

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in our Form 10-K.

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

Net contracts receivable consisted of the following:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Contracts	$7,667,553	$8,628,426
Dealer participation, net of deferred contract fees	122,108	140,979
Unearned discounts	(43,836)	(53,137)

Net contracts	7,745,825	8,716,268
Allowance for credit losses	(209,137)	(239,697)

Net contracts receivable	$7,536,688	$8,476,571

Contracts managed by us, excluding dealer participation and deferred contract fees, totaled $10.9 billion and $10.6 billion at March 31, 2004 and December 31, 2003, respectively. Of the $10.9 billion contracts managed at March 31, 2004, $7.6 billion were owned by us and $3.3 billion were owned by Westcorp, our ultimate parent. Of the $10.6 billion contracts managed at December 31, 2003, $8.6 billion were owned by us and $2.0 billion were owned by Westcorp. Nonperforming loans, or loans on which we have discontinued the accrual of interest income, included in net loans receivable were $41.7 million and $40.6 million at March 31, 2004 and December 31, 2003, respectively. Repossessed assets were $5.6 million and $8.7 million at March 31, 2004 and December 31, 2003, respectively, and are included in other assets on our Consolidated Statements of Financial Condition.

Note 3 – Allowance for Credit Losses

     The following table sets forth the activity in the allowance for credit losses:

	For the Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$239,697	$227,673

Chargeoffs	(71,222)	(75,201)
Recoveries	20,686	18,822

Net chargeoffs	(50,536)	(56,379)
Provision for credit losses	19,976	72,795

Balance at end of period	$209,137	$244,089

Ratio of net chargeoffs during the period (annualized) to average contracts outstanding during the period	2.4%	2.6%
Ratio of allowance for credit losses to contracts at the end of the period	2.7%	2.8%

Note 4 – Whole Loan Sale

For the three months ended March 31, 2004, we sold $1.5 billion of automobile contracts to Westcorp, our parent company, in a whole loan sale at a price of 103%. These receivables were subsequently securitized by Westcorp and continue to be managed by us under the terms of the securitization. As a result of selling contracts in a whole loan sale rather than securitizing them in a secured financing transaction, we recorded a cash gain on sale of $13.8 million. Included in this amount was $2.2 million of losses from accumulated other comprehensive loss related to hedges of future interest payments on the forecasted secured financing. The hedge loss was included in the gain on sale on the Consolidated Statements of Income.

Note 5 – Notes Payable on Automobile Secured Financing

In connection with our asset-backed securitization activities, we issued $0 and $1.3 billion of notes secured by contracts for the three months ended March 31, 2004 and 2003, respectively. The $1.3 billion issued during 2003 was through a public transaction. There were $6.9 billion of notes payable on automobile secured financing outstanding at March 31, 2004 compared with $8.2 billion at December 31, 2003.

Interest payments are due either monthly or quarterly, in arrears. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $72.2 million and $94.6 million for the three months ended March 31, 2004 and 2003, respectively.

Note 6 – Notes Payable – Parent

We borrowed $450 million from the Bank under the terms of a $300 million note and a $150 million note with rates of 10.25% and 8.875% per annum, respectively. We had amounts outstanding on the notes of $401 million at both March 31, 2004 and December 31, 2003. Interest payments on the notes totaled $9.9 million and $10.0 million for the three months ended March 31, 2004 and 2003, respectively.

Note 7 – Accumulated Other Comprehensive Loss, Net of Tax

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Unrealized loss on interest rate swaps (1)	$(14,667)	$(15,692)
Realized loss on settled cash flow hedges (1)	(14,036)	(17,198)

Total accumulated other comprehensive loss	$(28,703)	$(32,890)

(1)	All cash flow hedges are structured to hedge future interest payments on borrowings.

Note 8 – Comprehensive income

The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	For the Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Net income	$66,908	$24,615
Unrealized losses on cash flow hedges, net of tax	(2,762)	(8,671)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax	6,949	9,608

Comprehensive income	$71,095	$25,552

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the nation’s largest independent automobile finance companies with 31 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with over $684 billion of loan originations during 2003. We originate, service and securitize new and pre-owned automobile installment contracts, which are generated through our relationships with over 8,100 franchised and independent automobile dealers in 45 states. We originated $1.6 billion and $1.4 billion of automobile contracts during the three months ended March 31, 2004 and 2003, respectively. We managed a portfolio of $10.9 billion at March 31, 2004 compared with $10.6 billion at December 31, 2003.

Our primary sources of revenue are net interest income and servicing income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. The primary components of servicing income include late charges and other collection related fee income on managed contracts and contractually specified servicing income on contracts in securitization transactions treated as sales for accounting purposes and whole loan sales. The primary components of operating expenses are salaries, credit and collection expenses and data processing costs.

Selected Financial Data

The following table presents summary unaudited financial data for the three months ended March 31, 2004 and 2003. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	For the Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Interest income	$224,008	$247,132
Interest expense	83,566	105,312

Net interest income	140,442	141,820
Provision for credit losses	19,976	72,795

Net interest income after provision for credit losses	120,466	69,025
Noninterest income	49,144	31,024
Noninterest expense	58,916	59,193

Income before income tax	110,694	40,856
Income tax	43,786	16,241

Net income	$66,908	$24,615

Earnings per common share — diluted	$1.63	$0.60

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Contracts receivable, net	$7,536,688	$8,476,571
Total assets	8,653,690	9,768,760
Lines of credit — parent	15,167	21,811
Notes payable — parent	400,820	400,820
Notes payable on automobile secured financing	6,934,694	8,157,601
Total shareholders’ equity	889,971	818,869

	At or For the Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Other Selected Data:
Average automobile contracts managed	$10,726,048	$9,533,314
Return on average automobile contracts managed (1)	2.50%	1.03%
Average shareholders’ equity (2)	$885,871	$698,250
Return on average shareholders’ equity (2)	30.21%	14.10%
Book value per share (2)	$22.39	$17.38
Equity to assets (2)	10.62%	7.29%
Automobile contract originations	$1,585,173	$1,352,053
Interest rate spread	5.82%	5.93%

(1)	Net income (annualized) divided by average automobile contracts managed

(2)	Excludes other comprehensive loss

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

As servicer of these contracts, we hold and remit funds collected from the borrowers on behalf of the trustee pursuant to reinvestment contracts that we have entered into or we may send funds to a trustee to be held until the distribution dates, depending on the terms of our securitizations. For loans sold to Westcorp that we continue to service, funds collected from the borrowers on behalf of the trustee pursuant to reinvestment contracts are reported as amounts held on behalf of trustee on our Consolidated Statements of Financial Condition.

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

The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the loans, or by reversing the allowance for credit losses through the provision for credit losses when the amount of loans held on balance sheet is reduced through whole loans sales, or based on credit trends or economic conditions.

Derivatives and Hedging Activities

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements prior to closing the transaction. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recognized in interest expense during the period if the hedge is greater than 100% effective. Following the closing date of the securitization transaction, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the transaction is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the transaction is treated as a secured financing.

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

Results of Operations

Net Interest Income

Net interest income is affected by our interest rate spread, which is the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities, and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $140 million and $142 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in net interest income was the result of us holding fewer contracts on the balance sheet and a decrease in the net interest margins for the three months ended March 31, 2004.

The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Three Months Ended
	March 31,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Contracts receivable (1)	$8,264,599	$221,577	10.78%	$8,540,074	$244,480	11.61%
Investment securities	918,499	2,431	1.06	773,766	2,652	1.39

Total interest earning assets	$9,183,098	224,008	9.81%	$9,313,840	247,132	10.79%
Interest bearing liabilities:
Lines of credit — parent	$42,414	223	2.11%	$56,925	345	2.46%
Notes payable — parent	404,153	9,924	9.82	406,120	10,042	9.89
Notes payable on automobile secured financing	7,625,038	72,202	3.79	8,066,890	94,627	4.69
Other	304,736	1,217	1.60	136,517	298	0.87

Total interest bearing liabilities	$8,376,341	83,566	3.99%	$8,666,452	105,312	4.86%

Net interest income and interest rate spread		$140,442	5.82%		$141,820	5.93%

Net yield on average interest earning assets			6.12%			6.09%

(1)	For the purpose of these computations, nonaccruing contracts are included in the average amounts outstanding.

The total interest rate spread decreased 11 basis points for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 due to a decrease of 98 basis points in the yield on interest earning assets combined with an 87 basis point decrease in the cost of funds. The decrease in the yield on interest earning assets in 2004 was primarily due to our shift to originating a higher percentage of prime credit quality contracts and a lower interest rate environment. The decrease in the cost of funds in 2004 compared with 2003 was primarily due to a lower interest rate environment.

The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	For the Three Months Ended March 31, 2004
	Compared to the Three Months Ended March 31, 2003 (1)
	Volume	Rate	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Contracts receivable	$(7,121)	$(15,782)	(22,903)
Investment securities	2,153	(2,374)	(221)

Total interest income	$(4,968)	$(18,156)	$(23,124)

Increase (decrease) in interest expense:
Lines of credit — parent	$(78)	$(44)	$(122)
Notes payable — parent	(48)	(70)	(118)
Notes payable on automobile secured financing	(4,980)	(17,445)	(22,425)
Other	547	372	919

Total interest expense	$(4,559)	$(17,187)	$(21,746)

Decrease in net interest income			$(1,378)

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances.

Provision for Credit Losses

We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for contracts held on balance sheet. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned portfolio that can be reasonably estimated. The provision for credit losses was $20.0 million and $72.8 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in the provision for credit losses was a result of reversing the allowance for credit losses commensurate with the $1.5 billion of automobile contracts sold.

Contract Sales and Securitizations

Contract sales and securitizations totaled $1.5 billion and $1.3 billion for the three months ended March 31, 2004 and 2003, respectively. The following table lists each of the securitizations we manage. We receive servicing fees and other ancillary income on loans sold to Westcorp that we continue to manage. All securitizations prior to 2000-C were paid in full on or before their contractual maturity dates and none of the remaining securitizations have yet reached their contractual maturity dates.

Securitizations

				Remaining			Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	March 31, 2004(1)	Original Balance	Average APR	Securitization Rate	Spread(2)
	(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	Paid in full		14.42	5.70	8.72
1999-B	July, 1999	1,000,000	Paid in full		14.62	6.36	8.26
1999-C	November, 1999	500,000	Paid in full		14.77	7.01	7.76
2000-A	March, 2000	1,200,000	Paid in full		14.66	7.28	7.38
2000-B	May, 2000	1,000,000	Paid in full		14.84	7.78	7.06
2000-C (3)	August, 2000	1,390,000	$186,944	13.45%	15.04	7.32	7.72
2000-D	November, 2000	1,000,000	180,530	18.05	15.20	6.94	8.26
2001-A	January, 2001	1,000,000	205,802	20.58	14.87	5.77	9.10
2001-B (3)	May, 2001	1,370,000	300,781	21.95	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	341,125	28.43	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	710,129	39.45	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	812,318	46.42	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	651,383	52.11	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	827,038	61.26	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	859,652	64.00	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	1,064,888	71.35	11.57	2.13	9.44
2003-3 (3)	August, 2003	1,650,000	1,423,635	86.28	10.59	2.66	7.93
2003-4	November, 2003	1,403,625	1,268,912	90.40	10.89	2.70	8.19
2004-1 (3)	February, 2004	1,477,500	1,477,500	100.00	10.89	2.35	8.54

	Total	$36,088,305	$10,310,637

(1)	Represents only the note payable amounts outstanding at the date indicated.

(2)	Represents the difference between the original weighted average annual percentage rate, also known as the APR, and the estimated weighted average securitization rate on the closing date of the securitization.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Operating Expenses

Total operating expenses were $58.9 million and $59.2 million for the three months ended March 31, 2004 and 2003, respectively. Operating expenses as a percentage of average managed contracts were 2.2% and 2.5% for the three months ended March 31, 2004 and 2003, respectively.

Income Taxes

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 40% for both the three months ended March 31, 2004 and 2003, respectively.

Financial Condition

Contracts Receivable

We held a portfolio of contracts on balance sheet that totaled $7.7 billion at March 31, 2004 and $8.7 billion at December 31, 2003. The decrease is due to selling $1.5 billion of contracts to Westcorp in a whole loan sale in February 2004.

The following table presents a summary of our automobile contracts purchased:

	For the Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
New vehicles	$551,570	$385,119
Pre-owned vehicles	1,033,603	966,934

Total volume	$1,585,173	$1,352,053

Prime	$1,303,189	$1,114,284
Non-prime	281,984	237,769

Total volume	$1,585,173	$1,352,053

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

The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and contracts that have been sold to Westcorp through whole loan sales and are managed by us:

	March 31, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)
Contracts managed at end of period	$10,850,314		$10,596,665

Period of delinquency
30-59 days	$148,396	1.37%	$219,937	2.08%
60 days or more (1)	58,901	0.54	87,129	0.82

Total contracts delinquent and delinquencies as a percentage of contracts managed (1)	$207,297	1.91%	$307,066	2.90%

(1)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due of $45.3 million and $45.6 million at March 31, 2004 and December 31, 2003, respectively.

The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	March 31, 2004		December 31, 2003
	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Contracts managed	840,566	$10,850,314	826,122	$10,596,665

Repossessed vehicles	998	$6,744	1,522	$10,331

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.12%	0.06%	0.18%	0.10%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts. Net chargeoffs declined as a result of an increase in the amount of prime credit contracts managed by us and an improving economy.

	For the Three Months Ended
	March 31, 2004,
	2004	2003
	(Dollars in thousands)
Average contracts managed during period	$10,726,048	$9,533,314

Gross chargeoffs	$85,494	$90,779
Recoveries	24,701	22,598

Net chargeoffs	$60,793	$68,181

Net chargeoffs as a percentage of average contracts managed during period	2.27%	2.86%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

Cumulative Static Pool Loss Curves
At March 31, 2004

Period (1)	2000-C(3)	2000-D	2001-A	2001-B(3)	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2	2003-3(3)	2003-4	2004-1(3)
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.04%	0.03%	0.03%	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%
3	0.13%	0.11%	0.09%	0.10%	0.09%	0.06%	0.03%	0.06%	0.07%	0.04%	0.02%	0.02%	0.03%
4	0.27%	0.24%	0.20%	0.21%	0.20%	0.15%	0.10%	0.14%	0.16%	0.11%	0.06%	0.06%	0.08%
5	0.46%	0.39%	0.33%	0.33%	0.35%	0.29%	0.18%	0.27%	0.26%	0.18%	0.14%	0.13%	0.14%
6	0.65%	0.54%	0.50%	0.50%	0.49%	0.43%	0.32%	0.44%	0.38%	0.29%	0.25%	0.23%
7	0.81%	0.74%	0.70%	0.69%	0.65%	0.60%	0.49%	0.57%	0.50%	0.41%	0.36%	0.32%
8	0.93%	0.93%	0.84%	0.87%	0.81%	0.84%	0.66%	0.70%	0.61%	0.53%	0.48%	0.40%
9	1.07%	1.13%	1.04%	1.05%	0.95%	1.06%	0.82%	0.82%	0.78%	0.66%	0.59%
10	1.24%	1.34%	1.24%	1.22%	1.07%	1.28%	0.96%	0.96%	0.94%	0.80%	0.70%
11	1.41%	1.50%	1.45%	1.36%	1.20%	1.48%	1.10%	1.10%	1.08%	0.93%	0.80%
12	1.62%	1.74%	1.67%	1.53%	1.37%	1.67%	1.26%	1.24%	1.28%	1.06%
13	1.86%	1.95%	1.90%	1.67%	1.55%	1.82%	1.39%	1.38%	1.43%	1.21%
14	2.04%	2.21%	2.09%	1.81%	1.74%	1.99%	1.51%	1.53%	1.59%	1.31%
15	2.25%	2.48%	2.25%	2.00%	1.97%	2.14%	1.68%	1.70%	1.77%
16	2.45%	2.71%	2.41%	2.19%	2.16%	2.27%	1.83%	1.88%	1.92%
17	2.68%	2.89%	2.54%	2.37%	2.36%	2.45%	1.99%	2.03%	2.05%
18	2.88%	3.08%	2.73%	2.60%	2.59%	2.62%	2.16%	2.15%
19	3.08%	3.22%	2.93%	2.80%	2.78%	2.80%	2.31%	2.28%
20	3.23%	3.40%	3.11%	3.01%	2.95%	2.99%	2.46%	2.41%
21	3.38%	3.59%	3.34%	3.19%	3.14%	3.15%	2.60%
22	3.54%	3.78%	3.54%	3.34%	3.29%	3.31%	2.72%
23	3.67%	3.96%	3.72%	3.49%	3.41%	3.45%	2.86%
24	3.83%	4.18%	3.92%	3.62%	3.57%	3.58%
25	4.00%	4.41%	4.10%	3.75%	3.73%	3.69%
26	4.16%	4.58%	4.23%	3.87%	3.88%
27	4.35%	4.79%	4.36%	4.00%	4.04%
28	4.50%	4.96%	4.47%	4.15%	4.20%
29	4.64%	5.08%	4.56%	4.28%	4.35%
30	4.79%	5.22%	4.67%	4.40%	4.46%
31	4.92%	5.34%	4.81%	4.52%	4.57%
32	5.02%	5.44%	4.92%	4.64%	4.69%
33	5.12%	5.54%	5.04%	4.73%
34	5.22%	5.66%	5.13%	4.83%
35	5.29%	5.76%	5.24%	4.93%
36	5.38%	5.86%	5.31%
37	5.47%	5.97%	5.39%
38	5.53%	6.04%	5.45%
39	5.62%	6.12%
40	5.68%	6.19%
41	5.75%	6.25%
42	5.80%
43	5.84%
44	5.88%
Prime Mix (2)	68%	68%	71%	71%	76%	70%	87%	85%	80%	80%	82%	84%	82%	82%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Nonperforming Assets

Nonperforming loans, also known as NPLs, are defined as Chapter 13 bankruptcy accounts contractually past due over 120 days. For those accounts, all accrued interest is reversed and income is recognized on a cash basis. For the three months ended March 31, 2004 and 2003, interest on NPLs excluded from interest income was $0.3 million and $0.7 million, respectively.

Nonperforming assets, also known as NPAs, consist of NPLs and repossessed automobiles. Repossessed automobiles are carried at a fair value. NPAs were $47.3 million at March 31, 2004 compared with $49.3 million at December 31, 2003. NPAs represented 0.5% of total assets at both March 31, 2004 and December 31, 2003. There were no impaired loans at March 31, 2004 or December 31, 2003.

Allowance for Credit Losses

Our allowance for credit losses was $209 million at March 31, 2004 compared to $240 million at December 31, 2003. Net chargeoffs totaled $50.5 million and $56.4 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in the allowance for credit losses was the result of selling $1.5 billion of automobile contracts to Westcorp in a whole loan sale. The allowance for credit losses as a percentage of owned loans outstanding was 2.7% at March 31, 2004 compared with 2.8% at December 31, 2003. Based on the analysis we performed related to the allowance for credit losses as described under Critical Accounting Policies, we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonably estimated.

Capital Resources and Liquidity

Overview

We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of our consistent managed growth, our ability to manage risk-adjusted returns and our efficient operations.

Principal Sources of Cash

•	Contract Sales and Securitizations – Sales and securitizations totaled $1.5 billion and $1.3 billion for the three months ended March 31, 2004 and 2003, respectively. The $1.5 billion in 2004 was through a whole loan sale to our parent, Westcorp. The $1.3 billion issued in 2003 was through a public securitization transaction.

•	Collections of Principal and Interest from Contracts – Principal and interest collections on contracts totaled $989 million and $925 million for the three months ended March 31, 2004 and 2003, respectively.

Principal Uses of Cash

•	Purchase of Contracts – We purchased $1.6 billion and $1.4 billion of contracts for the three months ended March 31, 2004 and 2003, respectively.

•	Payments of Principal and Interest on Securitizations – Payments of principal and interest to noteholders and certificateholders totaled $1.2 billion and $885 million for the three months ended March 31, 2004 and 2003, respectively.

•	Amounts Paid to Dealers – Participation paid by us to dealers totaled $36.1 million and $32.0 million for the three months ended March 31, 2004 and 2003, respectively.

•	Operating Our Business – Operating expenses totaled $58.9 million and $59.2 million for the three months ended March 31, 2004 and 2003, respectively.

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

The Asset/Liability Committee closely monitors interest rate and prepayment risks on a consolidated basis with our parent and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effect of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to our net portfolio value, also known as NPV. NPV is the discounted value of the future cash flows (or “paths” of cash flows in the presence of options based on volatility assumptions and an arbitrage free Monte Carlo simulation method to achieve the current market price) of all assets minus all liabilities whose value is affected by interest rate changes plus the book value of non-interest rate sensitive assets minus the book value of non-interest rate sensitive liabilities. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events. The NPV ratio is the ratio of the NPV to the market value of our assets as calculated above. In general, an increase in interest rates would more adversely affect our NPV than would a decrease in interest rates.

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

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Amendment and Restatement of Articles of Incorporation (1)
3.2	Bylaws (1)
4.0	Specimen WFS Financial Inc Common Stock Certificate (2)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)	Exhibit previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93062) filed June 5, 1995 incorporated herein by reference.

(2)	Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc. Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference.

(b)	Reports on Form 8-K

WFS Financial Inc press release of January 21, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WFS Financial Inc

(Registrant)

Date:	May 6, 2004	By:	/S/ THOMAS A. WOLFE

Thomas A. Wolfe
President and Chief Executive Officer

Date:	May 6, 2004	By:	/S/ LEE A. WHATCOTT

Lee A. Whatcott
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer (Principal
Financial and Accounting Officer)

Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Amendment and Restatement of Articles of Incorporation (1)
3.2	Bylaws (1)
4.0	Specimen WFS Financial Inc Common Stock Certificate (2)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)	Exhibit previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93062) filed June 5, 1995 incorporated herein by reference.

(2)	Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc. Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference.