Form 10-Q
period 2004-06-30
WFS FINANCIAL INC
filed 2004-08-09
CIK 946343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐

As of July 31, 2004, the registrant had 41,038,003 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 25.

WFS FINANCIAL INC AND SUBSIDIARIES

FORM 10-Q

June 30, 2004

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2004	December 31, 2003
	(Dollars in thousands)
ASSETS
Cash	$68,636	$79,314
Other short-term investments –– parent	534,637	763,921

Cash and due from banks	603,273	843,235
Restricted cash	302,870	245,399
Contracts receivable	8,395,946	8,716,268
Allowance for credit losses	(224,164)	(239,697)

Contracts receivable, net	8,171,782	8,476,571
Interest receivable	48,536	55,275
Premises and equipment, net	29,769	29,206
Other assets	89,453	119,074

TOTAL ASSETS	$9,245,683	$9,768,760

LIABILITIES
Lines of credit –– parent	$34,199	$21,811
Notes payable on automobile secured financing	7,473,785	8,157,601
Notes payable –– parent	378,820	400,820
Amounts held on behalf of trustee	271,778	243,072
Other liabilities	141,647	126,587

TOTAL LIABILITIES	8,300,229	8,949,891
SHAREHOLDERS’ EQUITY
Common stock (no par value; authorized 50,000,000 shares; issued and outstanding 41,036,503 shares at June 30, 2004 and shares in 1998 and 41,033,901 shares at December 31, 2003)	338,309	338,291
Paid-in capital	6,280	6,280
Retained earnings	607,642	507,188
Accumulated other comprehensive loss, net of tax	(6,777)	(32,890)

TOTAL SHAREHOLDERS’ EQUITY	945,454	818,869

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,245,683	$9,768,760

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$208,034	$254,620	$429,611	$499,100
Other	2,232	2,612	4,664	5,264

TOTAL INTEREST INCOME	210,266	257,232	434,275	504,364
Interest expense:
Notes payable on automobile secured financing	62,966	92,220	135,169	186,848
Other	11,300	10,602	22,664	21,286

TOTAL INTEREST EXPENSE	74,266	102,822	157,833	208,134

NET INTEREST INCOME	136,000	154,410	276,442	296,230
Provision for credit losses	53,421	66,876	73,397	139,671

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	82,579	87,534	203,045	156,559
Noninterest income:
Automobile servicing	34,927	28,641	69,263	58,080
Gain on sale of contracts			13,792
Other	(195)	1,166	822	2,751

TOTAL NONINTEREST INCOME	34,732	29,807	83,877	60,831
Noninterest expense:
Salaries and employee benefits	41,458	39,054	79,749	75,456
Credit and collections	7,659	8,673	16,064	17,896
Data processing	3,826	4,546	7,716	8,785
Occupancy	2,776	3,355	5,628	6,675
Telephone	1,076	1,169	2,179	2,459
Other	4,835	5,127	9,211	9,846

TOTAL NONINTEREST EXPENSE	61,630	61,924	120,547	121,117

INCOME BEFORE INCOME TAX	55,681	55,417	166,375	96,273
Income tax	22,135	21,832	65,921	38,073

NET INCOME	$33,546	$33,585	$100,454	$58,200

Earnings per common share:
Basic	$0.82	$0.82	$2.45	$1.42

Diluted	$0.82	$0.82	$2.45	$1.42

Weighted average number of common shares outstanding:
Basic	41,035,719	41,022,880	41,034,892	41,022,541

Diluted	41,079,727	41,070,904	41,078,625	41,068,110

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss)
	Shares	Stock	Capital	Earnings	Net of Tax	Total
	(Dollars in thousands, except share amounts)
Balance at January 1, 2003	41,020,033	$338,186	$5,372	$344,800	$(53,826)	$634,532
Net income				162,388		162,388
Unrealized losses on cash flow hedges, net of tax (1)					(13,847)	(13,847)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax (2)					34,783	34,783

Comprehensive income						183,324
Issuance of common stock	13,868	105	908			1,013

Balance at December 31, 2003	41,033,901	338,291	6,280	507,188	(32,890)	818,869
Net income				100,454		100,454
Unrealized gains on cash flow hedges, net of tax (1)					13,640	13,640
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax (2)					12,473	12,473

Comprehensive income						126,567
Issuance of common stock	2,602	18				18

Balance at June 30, 2004	41,036,503	$338,309	$6,280	$607,642	$(6,777)	$945,454

(1)	The pre-tax amount of unrealized gains and losses on cash flow hedges was $22.7 million for the six months ended June 30, 2004 compared with $23.1 million for the year ended December 31, 2003.

(2)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into net income was $20.8 million for the six months ended June 30, 2004 compared with $58.0 million for the year ended December 31, 2003.

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2004	2003
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$100,454	$58,200
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	73,397	139,671
Amortization of participation paid to dealers	44,064	47,625
Amortization of losses on cash flow hedges	7,573	8,917
Depreciation	3,831	5,244
Gain on sale of contracts	(13,792)
Decrease in other assets	56,216	26,551
Increase in other liabilities	15,061	7,174

NET CASH PROVIDED BY OPERATING ACTIVITIES	286,804	293,382
INVESTING ACTIVITIES
Contracts receivable:
Purchase of contracts	(3,252,016)	(2,938,669)
Participation paid to dealers	(74,972)	(69,714)
Proceeds from contract sales, net	1,548,432
Contract payments and payoffs	1,983,378	1,930,006
Purchase of premises and equipment	(4,488)	(2,680)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	200,334	(1,081,057)
FINANCING ACTIVITIES
Proceeds from (payments on) lines of credit, net	12,388	(5,690)
Proceeds from notes payable on automobile secured financing	1,474,666	2,830,035
Payments on notes payable on automobile secured financing	(2,177,067)	(1,910,638)
Payments on notes payable – parent	(22,000)	(45,871)
Increase (decrease) in amounts held on behalf of trustee	28,705	(3,432)
Increase in restricted cash	(57,471)	(127,413)
Proceeds from issuance of common stock	18	33
Proceeds from (payments on) cash flow hedges	13,661	(12,695)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(727,100)	724,329

DECREASE IN CASH AND DUE FROM BANKS	(239,962)	(63,346)
Cash and due from banks at beginning of period	843,235	715,807

CASH AND DUE FROM BANKS AT END OF PERIOD	$603,273	$652,461

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in our Form 10-K.

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

Net contracts receivable consisted of the following:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Contracts	$8,300,527	$8,628,426
Dealer participation, net of deferred contract fees	135,780	140,979
Unearned discounts	(40,361)	(53,137)

Net contracts	8,395,946	8,716,268
Allowance for credit losses	(224,164)	(239,697)

Net contracts receivable	$8,171,782	$8,476,571

Contracts managed by us, excluding dealer participation and deferred contract fees, totaled $11.1 billion and $10.6 billion at June 30, 2004 and December 31, 2003, respectively. Of the $11.1 billion contracts managed at June 30, 2004, $8.3 billion were owned by us and $2.8 billion were owned by Westcorp, our ultimate parent. Of the $10.6 billion contracts managed at December 31, 2003, $8.6 billion were owned by us and $2.0 billion were owned by Westcorp. Nonperforming loans, or loans on which we have discontinued the accrual of interest income, included in net loans receivable were $40.7 million and $40.6 million at June 30, 2004 and December 31, 2003, respectively. Repossessed assets were $4.8 million and $8.7 million at June 30, 2004 and December 31, 2003, respectively, and are included in other assets on our Consolidated Statements of Financial Condition.

Note 3 – Allowance for Credit Losses

The following table sets forth the activity in the allowance for credit losses:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Balance at beginning of period	$209,137	$244,089	$239,697	$227,673
Chargeoffs	(57,098)	(67,040)	(128,320)	(142,241)
Recoveries	18,704	18,555	39,390	37,377

Net chargeoffs	(38,394)	(48,485)	(88,930)	(104,864)
Provision for credit losses	53,421	66,876	73,397	139,671

Balance at end of period	$224,164	$262,480	$224,164	$262,480

Ratio of net chargeoffs during the period (annualized) to average contracts outstanding during the period	1.9%	2.2%	2.2%	2.4%
Ratio of allowance for credit losses to contracts at the end of the period	2.7%	2.8%	2.7%	2.8%

Note 4 – Whole Loan Sale

For the six months ended June 30, 2004, we sold $1.5 billion of automobile contracts to Westcorp, our parent company, in a whole loan sale at a price of 103%. These receivables were subsequently securitized by Westcorp and continue to be managed by us under the terms of the securitization. As a result of selling contracts in a whole loan sale rather than securitizing them in a secured financing transaction, we recorded a cash gain on sale of $13.8 million. Included in this amount was $2.2 million of losses from accumulated other comprehensive loss related to hedges of future interest payments on the forecasted secured financing. The hedge loss was included in the gain on sale on the Consolidated Statements of Income.

Note 5 – Notes Payable on Automobile Secured Financing

In connection with our public asset-backed securitization activities, we issued $1.5 billion of notes secured by contracts for both the three and six months ended June 30, 2004, respectively, compared with $1.5 billion and $2.8 billion for the same respective periods in 2003. There were $7.5 billion of notes payable on automobile secured financing outstanding at June 30, 2004 compared with $8.2 billion at December 31, 2003.

Interest payments are due either monthly or quarterly, in arrears. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $63.0 million and $135 million for the three and six months ended June 30, 2004, respectively, compared with $92.2 million and $187 million for the same respective periods in 2003.

Note 6 – Notes Payable – Parent

We borrowed $450 million from the Bank under the terms of a $300 million note and a $150 million note with rates of 10.25% and 8.875% per annum, respectively. We had amounts outstanding on the notes of $379 million at June 30, 2004 compared with $401 million at December 31, 2003. Interest payments on the notes totaled $9.8 million and $19.8 million for the three and six months ended June 30, 2004, respectively, compared with $10.0 million and $20.0 million for the same respective periods in 2003.

Note 7 – Accumulated Other Comprehensive Loss, Net of Tax

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Unrealized loss on interest rate swaps (1)	$(4,541)	$(15,692)
Realized loss on settled cash flow hedges (1)	(2,236)	(17,198)

Total accumulated other comprehensive loss	$(6,777)	$(32,890)

(1)	All cash flow hedges are structured to hedge future interest payments on borrowings.

Note 8 – Comprehensive Income

The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Net income	$33,546	$33,585	$100,454	$58,200
Unrealized gains (losses) on cash flow hedges, net of tax	16,402	(9,903)	13,640	(18,574)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax	5,524	9,109	12,473	18,717

Comprehensive income	$55,472	$32,791	$126,567	$58,343

Note 9 – Commitments and Contingencies

We are involved as a party to certain legal proceedings incidental to our business, including Lee, et al. v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (a putative class action raising claims under the Equal Credit Opportunity Act) and other similar cases. Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by Westcorp and WFS that Westcorp was commencing an exchange offer for the outstanding public shares of WFS were filed in the Orange County, California Superior Court against Westcorp, WFS, and individual board members of Westcorp and WFS. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No.04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation, and gave plaintiff until July 30, 2004 to file an amended consolidated complaint in the action. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Note 10 – Proposed Merger

On May 23, 2004, we entered into a definitive agreement pursuant to which our parent company, Westcorp, will acquire our outstanding 16% common stock minority interest. The acquisition is structured as a merger of us with and into the Bank. The public holders of our shares will receive 1.11 shares of Westcorp common stock for each share of our common stock held by them in a tax-free exchange. Based on the $42.60 closing price of Westcorp common stock on May 21, 2004, the last business day prior to the execution of the agreement, the transaction has an indicated value of $47.29 per share of our common stock. In connection with the merger, the Bank has filed an application with the California Department of Financial Institutions to convert its federal thrift charter to a California state bank charter. The merger agreement is conditioned upon the conversion of the charter. The transaction is subject to, among other closing conditions, the receipt of regulatory approvals and the approval of a majority of our shareholders, other than shares controlled by Westcorp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the nation’s largest independent automobile finance companies with 31 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with over $684 billion of loan originations during 2003. We originate, service and securitize new and pre-owned automobile installment contracts, which are generated through our relationships with approximately 8,200 franchised and independent automobile dealers in 45 states. We originated $1.7 billion and $3.3 billion of automobile contracts during the three and six months ended June 30, 2004, respectively, compared with $1.6 billion and $2.9 billion for the same respective periods in 2003. We managed a portfolio of $11.1 billion at June 30, 2004 compared with $10.6 billion at December 31, 2003.

Our primary sources of revenue are net interest income and servicing income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. The primary components of servicing income include late charges and other collection related fee income on managed contracts and contractually specified servicing income on contracts sold in whole loan sales which we continue to service. The primary components of operating expenses are salaries, credit and collection expenses and data processing costs.

Selected Financial Data

The following table presents summary unaudited financial data for the three and six months ended June 30, 2004 and 2003. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Consolidated Statements of Income Data:
Interest income	$210,266	$257,232	$434,275	$504,364
Interest expense	74,266	102,822	157,833	208,134

Net interest income	136,000	154,410	276,442	296,230
Provision for credit losses	53,421	66,876	73,397	139,671

Net interest income after provision for credit losses	82,579	87,534	203,045	156,559
Noninterest income	34,732	29,807	83,877	60,831
Noninterest expense	61,630	61,924	120,547	121,117

Income before income tax	55,681	55,417	166,375	96,273
Income tax	22,135	21,832	65,921	38,073

Net income	$33,546	$33,585	$100,454	$58,200

Earnings per common share — diluted	$0.82	$0.82	$2.45	$1.42

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Contracts receivable, net	$8,171,782	$8,476,571
Total assets	9,245,683	9,768,760
Lines of credit — parent	34,199	21,811
Notes payable — parent	378,820	400,820
Notes payable on automobile secured financing	7,473,785	8,157,601
Total shareholders’ equity	945,454	818,869

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Other Selected Data:
Average automobile contracts managed	$10,946,273	$9,839,661	$10,836,160	$9,686,488
Average shareholders’ equity (1)	$936,086	$731,198	$910,978	$714,724
Return on average shareholders’ equity (1)	14.33%	18.37%	22.05%	16.29%
Book value per share (1)	$23.20	$18.20	$23.20	$18.20
Equity to assets (1)	10.30%	7.29%	10.30%	7.29%
Automobile contract originations	$1,666,842	$1,586,616	$3,252,016	$2,938,669
Interest rate spread	5.88%	5.95%	5.85%	5.95%

(1)	Excludes other comprehensive loss

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

Allowance for Credit Losses

Management determines the amount of the allowance for credit losses based on a review of various analyses. These analyses include trends in chargeoffs by credit tier over various time periods and at various statistical midpoints and high points, the severity of depreciated values of repossessions, trends in the number of days repossessions are held in inventory, trends in the number of contract modifications, trends in delinquency roll rates, trends in deficiency balance collections both internally and from collection agencies, trends in custom scores and the effectiveness of our custom scores, and trends in the economy generally or in specific geographic locations. Despite these analyses, we recognize that establishing allowance for credit losses is not an exact science and can be highly judgmental in nature.

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

All contracts that are 60 to 89 days delinquent are automatically classified as Special Mention. Any contract that is 90 or more days delinquent is automatically classified as Substandard. Any contract where the borrower has filed for bankruptcy or the vehicle has been repossessed by us and is subject to a redemption period is classified as Substandard, with the difference between the wholesale book value and contract balance classified as Loss.

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

Results of Operations

Net Interest Income

Net interest income is affected by our interest rate spread, which is the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities, and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $136 million and $276 million for the three and six months ended June 30, 2004, respectively, compared with $154 million and $296 million for the same respective periods in 2003. The decrease in net interest income was the result of us holding fewer contracts on the balance sheet and a decrease in the net interest margins for the six months ended June 30, 2004.

The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Three Months Ended
	June 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Contracts receivable (1)	$7,908,976	$208,034	10.58%	$8,991,782	$254,620	11.36%
Investment securities	843,620	2,232	1.06	830,076	2,612	1.26

Total interest earning assets	$8,752,596	210,266	9.66%	$9,821,858	257,232	10.50%

Interest bearing liabilities:
Lines of credit — parent	$44,291	270	2.45%	$44,069	257	2.34%
Notes payable — parent	396,909	9,838	9.91	403,549	9,986	9.90
Notes payable on automobile secured financing	7,085,768	62,966	3.55	8,445,509	92,220	4.37
Other	336,749	1,192	1.42	146,074	359	0.98

Total interest bearing liabilities	$7,863,717	74,266	3.78%	$9,039,201	102,822	4.55%

Net interest income and interest rate spread		$136,000	5.88%		$154,410	5.95%

Net yield on average interest earning assets			6.27%			6.32%

(1)	For the purpose of these computations, nonaccruing contracts are included in the average amounts outstanding.

	For the Six Months Ended
	June 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest earning assets:
Contracts receivable (1)	$8,086,787	$429,611	10.68%	$8,765,928	$499,100	11.48%
Investment securities	882,415	4,664	1.06	802,102	5,264	1.32

Total interest earning assets	$8,969,202	434,275	9.74%	$9,568,030	504,364	10.63%

Interest bearing liabilities:
Lines of credit — parent	$43,353	493	2.29%	$50,461	603	2.41%
Notes payable — parent	398,864	19,762	9.91	404,827	20,026	9.89
Notes payable on automobile secured financing	7,355,887	135,169	3.68	8,296,001	186,848	4.50
Other	320,743	2,409	1.51	141,322	657	0.93

Total interest bearing liabilities	$8,118,847	157,833	3.89%	$8,892,611	208,134	4.68%

Net interest income and interest rate spread		$276,442	5.85%		$296,230	5.95%

Net yield on average interest earning assets			6.22%			6.28%

(1)	For the purpose of these computations, nonaccruing contracts are included in the average amounts outstanding.

The total interest rate spread decreased 7 basis points for the three months ended June 30, 2004 compared with the three months ended June 30, 2003 due to a decrease of 84 basis points in the yield on interest earning assets combined with an 77 basis point decrease in the cost of funds. The total interest rate spread decreased 10 basis points for the six months ended June 30, 2004 compared with the six months ended June 30, 2003 due to a decrease of 89 basis points in the yield on interest earning assets combined with an 79 basis point decrease in the cost of funds. The decrease in the yield on interest earning assets in 2004 was primarily due to our shift to originating a higher percentage of prime credit quality contracts and a lower interest rate environment. The decrease in the cost of funds in 2004 compared with 2003 was primarily due to a lower interest rate environment.

The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	For the Six Months Ended June 30, 2004
	Compared to the Six Months Ended June 30, 2003 (1)
	Volume	Rate	Total
		(Dollars in thousands)
Increase (decrease) in interest income:
Contracts receivable	$(36,583)	$(32,906)	$(69,489)
Investment securities	1,203	(1,803)	(600)

Total interest income	$(35,380)	$(34,709)	$(70,089)

Increase (decrease) in interest expense:
Lines of credit — parent	$(81)	$(29)	$(110)
Notes payable — parent	(375)	111	(264)
Notes payable on automobile secured financing	(19,815)	(31,864)	(51,679)
Other	1,175	577	1,752

Total interest expense	$(19,096)	$(31,205)	$(50,301)

Decrease in net interest income			$(19,788)

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances.

Provision for Credit Losses

We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for contracts held on balance sheet. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned portfolio that can be reasonably estimated. The provision for credit losses was $53.4 million and $73.4 million for the three and six months ended June 30, 2004, respectively, compared with $66.9 million and $140 million for the same respective periods in 2003. The decrease in the provision for credit losses was a result of reversing the allowance for credit losses commensurate with the $1.5 billion of automobile contracts sold to our parent and improving credit trends.

Contract Sales and Securitizations

Contract sales and securitizations totaled $1.5 billion and $3.0 billion for the three and six months ended June 30, 2004, respectively, compared with $1.5 billion and $2.8 billion for the same respective periods in 2003. The following table lists each of the securitizations we manage. We receive servicing fees and other ancillary income on loans sold to Westcorp that we continue to manage. All securitizations prior to 2000-C were paid in full on or before their contractual maturity dates and none of the remaining securitizations have yet reached their contractual maturity dates.

Securitizations

				Remaining			Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	June 30, 2004 (1)	Original Balance	Average APR	Securitization Rate	Spread(2)
	(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	Paid in full		14.42	5.70	8.72
1999-B	July, 1999	1,000,000	Paid in full		14.62	6.36	8.26
1999-C	November, 1999	500,000	Paid in full		14.77	7.01	7.76
2000-A	March, 2000	1,200,000	Paid in full		14.66	7.28	7.38
2000-B	May, 2000	1,000,000	Paid in full		14.84	7.78	7.06
2000-C (3)	August, 2000	1,390,000	$146,879	10.57%	15.04	7.32	7.72
2000-D	November, 2000	1,000,000	147,136	14.71	15.20	6.94	8.26
2001-A	January, 2001	1,000,000	169,239	16.92	14.87	5.77	9.10
2001-B (3)	May, 2001	1,370,000	247,781	18.09	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	285,894	23.82	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	601,420	33.41	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	696,770	39.82	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	563,892	45.11	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	724,046	53.63	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	752,282	56.00	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	940,900	63.04	11.57	2.13	9.44
2003-3 (3)	August, 2003	1,650,000	1,278,490	77.48	10.59	2.66	7.93
2003-4	November, 2003	1,403,625	1,119,562	79.76	10.89	2.70	8.19
2004-1 (3)	February, 2004	1,477,500	1,308,805	88.58	10.89	2.35	8.54
2004-2	May, 2004	1,477,500	1,477,500	100.00	10.98	3.02	7.96

	Total	$37,565,805	$10,460,596

(1)	Represents only the note payable amounts outstanding at the date indicated.

(2)	Represents the difference between the original weighted average annual percentage rate, also known as the APR, and the estimated weighted average securitization rate on the closing date of the securitization.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Operating Expenses

Total operating expenses were $61.6 million and $121 million for the three and six months ended June 30, 2004, respectively, compared with $61.9 million and $121 million for the same respective periods in 2003. Operating expenses as a percentage of average managed contracts were 2.3% and 2.2% for the three and six months ended June 30, 2004, respectively, compared with 2.5% for both the same respective periods in 2003.

Income Taxes

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 40% for both the three and six months ended June 30, 2004, respectively, compared with 39% and 40% for the same respective periods in 2003.

Financial Condition

Contracts Receivable

We held a portfolio of contracts on balance sheet that totaled $8.4 billion at June 30, 2004 and $8.7 billion at December 31, 2003. The decrease is due to selling $1.5 billion of contracts to Westcorp in a whole loan sale in February 2004.

The following table presents a summary of our automobile contracts purchased:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
New vehicles	$618,079	$490,257	$1,169,649	$875,377
Pre-owned vehicles	1,048,763	1,096,359	2,082,367	2,063,292

Total volume	$1,666,842	$1,586,616	$3,252,016	$2,938,669

Prime	$1,358,908	$1,308,867	$2,662,098	$2,423,151
Non-prime	307,934	277,749	589,918	515,518

Total volume	$1,666,842	$1,586,616	$3,252,016	$2,938,669

Asset Quality

We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances.

We calculate delinquency based on the contractual due date. The improvement in delinquency is primarily the result of our portfolio shifting to a higher concentration of prime credit quality contracts and normal seasonal trends.

The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and contracts that have been sold to Westcorp through whole loan sales and are managed by us:

	June 30, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)
Contracts managed at end of period	$11,113,148		$10,596,665

Period of delinquency
30-59 days	$178,457	1.61%	$219,937	2.08%
60 days or more (1)	67,023	0.60	87,129	0.82

Total contracts delinquent and delinquencies as a percentage of contracts managed (1)	$245,480	2.21%	$307,066	2.90%

(1)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due of $45.6 million at both June 30, 2004 and December 31, 2003, respectively.

The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	June 30, 2004		December 31, 2003
	Number of		Number of
	Contracts	Amount	Contracts	Amount
		(Dollars in thousands)
Contracts managed	853,193	$11,113,148	826,122	$10,596,665

Repossessed vehicles	889	$6,229	1,522	$10,331

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.10%	0.06%	0.18%	0.10%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts. Net chargeoffs declined as a result of an increase in the amount of prime credit contracts managed by us and an improving economy.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Average contracts managed during period	$10,946,273	$9,839,661	$10,836,160	$9,686,488

Gross chargeoffs	$70,213	$79,369	$155,707	$170,148
Recoveries	22,917	21,937	47,617	44,535

Net chargeoffs	$47,296	$57,432	$108,090	$125,613

Net chargeoffs as a percentage of average contracts managed during period	1.73%	2.33%	1.99%	2.59%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

Cumulative Static Pool Loss Curves
At June 30, 2004

Period (1)	2000-C(3)	2000-D	2001-A	2001-B(3)	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2	2003-3 (3)	2003-4	2004-1 (3)	2004-2
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.04%	0.03%	0.03%	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%
3	0.13%	0.11%	0.09%	0.10%	0.09%	0.06%	0.03%	0.06%	0.07%	0.04%	0.02%	0.02%	0.03%	0.02%
4	0.27%	0.24%	0.20%	0.21%	0.20%	0.15%	0.10%	0.14%	0.16%	0.11%	0.06%	0.06%	0.08%	0.06%
5	0.46%	0.39%	0.33%	0.33%	0.35%	0.29%	0.18%	0.27%	0.26%	0.18%	0.14%	0.13%	0.14%	0.11%
6	0.65%	0.54%	0.50%	0.50%	0.49%	0.43%	0.32%	0.44%	0.38%	0.29%	0.25%	0.23%	0.21%
7	0.81%	0.74%	0.70%	0.69%	0.65%	0.60%	0.49%	0.57%	0.50%	0.41%	0.36%	0.32%	0.28%
8	0.93%	0.93%	0.84%	0.87%	0.81%	0.84%	0.66%	0.70%	0.61%	0.53%	0.48%	0.40%	0.35%
9	1.07%	1.13%	1.04%	1.05%	0.95%	1.06%	0.82%	0.82%	0.78%	0.66%	0.59%	0.47%
10	1.24%	1.34%	1.24%	1.22%	1.07%	1.28%	0.96%	0.96%	0.94%	0.80%	0.70%	0.55%
11	1.41%	1.50%	1.45%	1.36%	1.20%	1.48%	1.10%	1.10%	1.08%	0.93%	0.80%	0.62%
12	1.62%	1.74%	1.67%	1.53%	1.37%	1.67%	1.26%	1.24%	1.28%	1.06%	0.89%
13	1.86%	1.95%	1.90%	1.67%	1.55%	1.82%	1.39%	1.38%	1.43%	1.21%	0.98%
14	2.04%	2.21%	2.09%	1.81%	1.74%	1.99%	1.51%	1.53%	1.59%	1.31%	1.08%
15	2.25%	2.48%	2.25%	2.00%	1.97%	2.14%	1.68%	1.70%	1.77%	1.40%
16	2.45%	2.71%	2.41%	2.19%	2.16%	2.27%	1.83%	1.88%	1.92%	1.50%
17	2.68%	2.89%	2.54%	2.37%	2.36%	2.45%	1.99%	2.03%	2.05%	1.60%
18	2.88%	3.08%	2.73%	2.60%	2.59%	2.62%	2.16%	2.15%	2.16%
19	3.08%	3.22%	2.93%	2.80%	2.78%	2.80%	2.31%	2.28%	2.25%
20	3.23%	3.40%	3.11%	3.01%	2.95%	2.99%	2.46%	2.41%	2.37%
21	3.38%	3.59%	3.34%	3.19%	3.14%	3.15%	2.60%	2.52%
22	3.54%	3.78%	3.54%	3.34%	3.29%	3.31%	2.72%	2.62%
23	3.67%	3.96%	3.72%	3.49%	3.41%	3.45%	2.86%	2.74%
24	3.83%	4.18%	3.92%	3.62%	3.57%	3.58%	2.95%
25	4.00%	4.41%	4.10%	3.75%	3.73%	3.69%	3.03%
26	4.16%	4.58%	4.23%	3.87%	3.88%	3.80%	3.13%
27	4.35%	4.79%	4.36%	4.00%	4.04%	3.92%
28	4.50%	4.96%	4.47%	4.15%	4.20%	4.02%
29	4.64%	5.08%	4.56%	4.28%	4.35%
30	4.79%	5.22%	4.67%	4.40%	4.46%
31	4.92%	5.34%	4.81%	4.52%	4.57%
32	5.02%	5.44%	4.92%	4.64%	4.69%
33	5.12%	5.54%	5.04%	4.73%	4.77%
34	5.22%	5.66%	5.13%	4.83%	4.85%
35	5.29%	5.76%	5.24%	4.93%	4.92%
36	5.38%	5.86%	5.31%	4.99%
37	5.47%	5.97%	5.39%	5.05%
38	5.53%	6.04%	5.45%	5.11%
39	5.62%	6.12%	5.50%
40	5.68%	6.19%	5.56%
41	5.75%	6.25%	5.61%
42	5.80%	6.28%
43	5.84%	6.32%
44	5.88%	6.36%
45	5.90%
46	5.94%
47	5.96%
Prime Mix (2)	68%	68%	71%	71%	76%	70%	87%	85%	80%	80%	82%	84%	82%	82%	82%

(1)	Represents the number of months since inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Nonperforming Assets

Nonperforming loans, also known as NPLs, are defined as Chapter 13 bankruptcy accounts contractually past due over 120 days. For those accounts, all accrued interest is reversed and income is recognized on a cash basis. For the three and six months ended June 30, 2004, interest on NPLs excluded from interest income was $0.2 million and $0.6 million, respectively, compared with $0.5 million and $1.2 million for the same respective periods in 2003.

Nonperforming assets, also known as NPAs, consist of NPLs and repossessed automobiles. Repossessed automobiles are carried at fair value. NPAs were $45.5 million at June 30, 2004 compared with $49.3 million at December 31, 2003. NPAs represented 0.5% of total assets at both June 30, 2004 and December 31, 2003. There were no impaired loans at June 30, 2004 or December 31, 2003.

Allowance for Credit Losses

Our allowance for credit losses was $224 million at June 30, 2004 compared to $240 million at December 31, 2003. Net chargeoffs totaled $38.4 million and $88.9 million for the three and six months ended June 30, 2004, respectively, compared with $48.5 million and $105 million for the same respective periods in 2003. The decrease in the allowance for credit losses was the result of selling $1.5 billion of automobile contracts to Westcorp in a whole loan sale. The allowance for credit losses as a percentage of owned loans outstanding was 2.7% at June 30, 2004 compared with 2.8% at December 31, 2003. Based on the analysis we performed related to the allowance for credit losses as described under Critical Accounting Policies, we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonably estimated.

Capital Resources and Liquidity

Overview

We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of our consistent managed growth, our ability to manage risk-adjusted returns and our efficient operations.

Principal Sources of Cash

•	Contract Sales and Securitizations – Sales and securitizations totaled $1.5 billion and $3.0 billion for the three and six months ended June 30, 2004, respectively, compared with $1.5 billion and $2.8 billion for the same respective periods in 2003. Of the $3.0 billion issued in 2004, $1.5 billion was through a whole loan sale to our parent, Westcorp, and $1.5 billion was through a public securitization transaction. The $2.8 billion issued in 2003 was through public securitization transactions.

•	Collections of Principal and Interest from Contracts – Principal and interest collections on contracts totaled $912 million and $1.9 billion for the three and six months ended June 30, 2004, respectively, compared with $1.1 billion and $2.2 billion for the same respective periods in 2003.

Principal Uses of Cash

•	Purchase of Contracts – We purchased $1.7 billion and $3.3 billion of contracts for the three and six months ended June 30, 2004 and 2003, respectively, compared with $1.6 billion and $2.9 billion for the same respective periods in 2003.

•	Payments of Principal and Interest on Securitizations – Payments of principal and interest to noteholders and certificateholders totaled $1.0 billion and $2.2 billion for the three and six months ended June 30, 2004, respectively, compared with $1.0 billion and $1.9 billion for the same respective periods in 2003.

•	Amounts Paid to Dealers – Participation paid by us to dealers totaled $38.9 million and $75.0 million for the three and six months ended June 30, 2004, respectively, compared with $37.7 million and $69.7 million for the same respective periods in 2003.

•	Operating Our Business – Operating expenses totaled $61.6 million and $121 million for the three and six months ended June 30, 2004, respectively, compared with $61.9 million and $121 million for the same respective periods in 2003.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

We are involved as a party to certain legal proceedings incidental to our business, including Lee, et al. v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (a putative class action raising claims under the Equal Credit Opportunity Act) and other similar cases. Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by Westcorp and WFS that Westcorp was commencing an exchange offer for the outstanding public shares of WFS were filed in the Orange County, California Superior Court against Westcorp, WFS, and individual board members of Westcorp and WFS. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No.04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation, and gave plaintiff until July 30, 2004 to file an amended consolidated complaint in the action. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On April 26, 2004, we held our annual shareholders’ meeting. There were 41,034,435 shares of common stock outstanding entitled to vote, and a total of 40,571,025, or 98.9%, were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to our shareholders:

1.	Proposal to elect four Class II Directors for term expiring 2006, provided that if the amendment to the Articles of Incorporation to declassify the Board of Directors, as described in Proposal 2, is adopted by the shareholders, then each of these directors shall serve a one-year term ending in 2005

NAME	FOR	WITHHELD
Judith M. Bardwick,	40,535,373	35,652
Duane A. Nelles	40,529,026	41,999
Ronald I. Simon	40,357,326	213,699
Fredricka Taubitz	40,333,492	237,533

2.	Proposal to amend WFS Financial’s Articles of Incorporation to declassify the Board of Directors

FOR	AGAINST	ABSTAIN
40,539,503	21,622	9,900

3.	Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2004

FOR	AGAINST	ABSTAIN
39,434,643	24,590	200

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, among Westcorp, Western Financial Bank and WFS Financial Inc (1)
3.1	Certificate of Amendment and Restatement of Articles of Incorporation (2)
3.2	Bylaws (2)
4.0	Specimen WFS Financial Inc Common Stock Certificate (3)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-117424) filed July 16, 2004, incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibit previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93062) filed June 5, 1995 incorporated herein by reference.

(3)	Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference.

(b)	Reports on Form 8-K

WFS Financial Inc press release of April 13, 2004

WFS Financial Inc press release of May 24, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WFS Financial Inc

(Registrant)

Date:	August 6, 2004	By:	/S/ THOMAS A. WOLFE

Thomas A. Wolfe
President and Chief Executive Officer

Date:	August 6, 2004	By:	/S/ LEE A. WHATCOTT

Lee A. Whatcott
Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer (Principal Financial and Accounting Officer)

Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, among Westcorp, Western Financial Bank and WFS Financial Inc (1)
3.1	Certificate of Amendment and Restatement of Articles of Incorporation (2)
3.2	Bylaws (2)
4.0	Specimen WFS Financial Inc Common Stock Certificate (3)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(4)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-117424) filed July 16, 2004, incorporated herein by reference under Exhibit Number indicated.

(5)	Exhibit previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93062) filed June 5, 1995 incorporated herein by reference.

(6)	Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference.