Form 10-Q
period 2004-09-30
WFS FINANCIAL INC
filed 2004-11-09
CIK 946343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, the registrant had 41,038,003 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 26.

WFS FINANCIAL INC AND SUBSIDIARIES

FORM 10-Q

September 30, 2004

Forward-Looking Statements

This Form 10-Q includes and incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, also known as the Exchange Act. Forward-looking statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those expressed in or implied by these forward-looking statements.

These forward-looking statements are identified by use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These statements are contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2004	December 31, 2003
	(Dollars in thousands)
ASSETS
Cash	$55,268	$79,314
Other short-term investments — parent	199,146	763,921

Cash and due from banks	254,414	843,235
Restricted cash	332,086	245,399
Contracts receivable	9,105,779	8,716,268
Allowance for credit losses	(240,392)	(239,697)

Contracts receivable, net	8,865,387	8,476,571
Interest receivable	50,584	55,275
Premises and equipment, net	31,883	29,206
Other assets	96,715	119,074

TOTAL ASSETS	$9,631,069	$9,768,760

LIABILITIES
Lines of credit — parent	$43,108	$21,811
Notes payable on automobile secured financing	7,948,890	8,157,601
Notes payable — parent	300,000	400,820
Amounts held on behalf of trustee	209,310	243,072
Other liabilities	145,614	126,587

TOTAL LIABILITIES	8,646,922	8,949,891
SHAREHOLDERS’ EQUITY
Common stock (no par value; authorized 50,000,000 shares; issued and outstanding 41,038,003 shares at September 30, 2004 and shares in 1998 and 41,033,901 shares at December 31, 2003)	338,328	338,291
Paid-in capital	6,280	6,280
Retained earnings	645,746	507,188
Accumulated other comprehensive loss, net of tax	(6,207)	(32,890)

TOTAL SHAREHOLDERS’ EQUITY	984,147	818,869

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,631,069	$9,768,760

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$223,494	$251,477	$653,105	$750,577
Other	3,555	2,220	8,219	7,484

TOTAL INTEREST INCOME	227,049	253,697	661,324	758,061
Interest expense:
Notes payable on automobile secured financing	68,586	85,830	203,755	272,678
Other	9,688	10,447	32,352	31,733

TOTAL INTEREST EXPENSE	78,274	96,277	236,107	304,411

NET INTEREST INCOME	148,775	157,420	425,217	453,650
Provision for credit losses	59,957	24,551	133,354	164,222

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	88,818	132,869	291,863	289,428
Noninterest income:
Automobile servicing	35,205	29,936	104,468	88,062
Gain on sale of contracts		18,725	13,792	18,725
Other	1,312	1,194	2,134	3,899

TOTAL NONINTEREST INCOME	36,517	49,855	120,394	110,686
Noninterest expense:
Salaries and employee benefits	39,171	36,052	118,919	111,508
Credit and collections	7,989	8,618	24,054	26,515
Data processing	3,739	4,037	11,455	12,822
Occupancy	2,851	3,364	8,479	10,040
Telephone	1,151	1,229	3,330	3,688
Other	7,273	4,263	16,483	14,107

TOTAL NONINTEREST EXPENSE	62,174	57,563	182,720	178,680

INCOME BEFORE INCOME TAX	63,161	125,161	229,537	221,434
Income tax	25,057	49,610	90,979	87,683

NET INCOME	$38,104	$75,551	$138,558	$133,751

Earnings per common share:
Basic	$0.93	$1.84	$3.38	$3.26

Diluted	$0.93	$1.84	$3.37	$3.26

Weighted average number of common shares outstanding:
Basic	41,037,813	41,026,679	41,035,873	41,023,935

Diluted	41,080,978	41,076,405	41,078,722	41,069,573

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss)
	Shares	Stock	Capital	Earnings	Net of Tax	Total
	(Dollars in thousands, except share amounts)
Balance at January 1, 2003	41,020,033	$338,186	$5,372	$344,800	$(53,826)	$634,532
Net income				162,388		162,388
Unrealized losses on cash flow hedges, net of tax (1)					(13,847)	(13,847)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax (2)					34,783	34,783

Comprehensive income						183,324
Issuance of common stock	13,868	105	908			1,013

Balance at December 31, 2003	41,033,901	338,291	6,280	507,188	(32,890)	818,869
Net income				138,558		138,558
Unrealized gains on cash flow hedges, net of tax (1)					10,662	10,662
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax (2)					16,021	16,021

Comprehensive income						165,241
Issuance of common stock	4,102	37				37

Balance at September 30, 2004	41,038,003	$338,328	$6,280	$645,746	$(6,207)	$984,147

(1)	The pre-tax amount of unrealized gains on cash flow hedges was $17.8 million for the nine months ended September 30, 2004 compared with unrealized losses of $23.1 million for the year ended December 31, 2003.

(2)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into net income was $26.7 million for the nine months ended September 30, 2004 compared with $58.0 million for the year ended December 31, 2003.

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$138,558	$133,751
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	133,354	164,222
Amortization of participation paid to dealers	68,438	71,457
Amortization of losses on cash flow hedges	9,412	13,914
Depreciation	5,606	7,363
Gain on sale of contracts	(13,792)	(18,725)
Decrease in other assets	50,443	67,602
Increase in other liabilities	19,027	24,074

NET CASH PROVIDED BY OPERATING ACTIVITIES	411,046	463,658
INVESTING ACTIVITIES
Contracts receivable:
Purchase of contracts	(5,051,122)	(4,622,071)
Participation paid to dealers	(117,226)	(109,325)
Proceeds from contract sales, net	1,548,432	1,699,674
Contract payments and payoffs	3,046,801	2,955,673
Purchase of premises and equipment	(8,393)	(3,890)

NET CASH USED IN INVESTING ACTIVITIES	(581,508)	(79,939)
FINANCING ACTIVITIES
Proceeds from (payments on) lines of credit, net	21,298	(7,190)
Proceeds from notes payable on automobile secured financing	3,023,665	2,830,035
Payments on notes payable on automobile secured financing	(3,252,913)	(3,060,475)
Payments on notes payable — parent	(100,820)	(47,698)
(Decrease) increase in amounts held on behalf of trustee	(33,762)	78,699
Increase in restricted cash	(86,686)	(114,556)
Proceeds from (payments on) cash flow hedges	10,822	(10,834)
Proceeds from issuance of common stock	37	68

NET CASH USED IN FINANCING ACTIVITIES	(418,359)	(331,951)

(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(588,821)	51,768
Cash and due from banks at beginning of period	843,235	715,807

CASH AND DUE FROM BANKS AT END OF PERIOD	$254,414	$767,575

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in our Form 10-K.

Note 2 — Net Contracts Receivable

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

Net contracts receivable consisted of the following:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Contracts	$8,992,297	$8,628,426
Dealer participation, net of deferred contract fees	150,667	140,979
Unearned discounts	(37,185)	(53,137)

Net contracts	9,105,779	8,716,268
Allowance for credit losses	(240,392)	(239,697)

Net contracts receivable	$8,865,387	$8,476,571

Contracts managed by us, excluding dealer participation and deferred contract fees, totaled $11.4 billion and $10.6 billion at September 30, 2004 and December 31, 2003, respectively. Of the $11.4 billion contracts managed at September 30, 2004, $9.0 billion were owned by us and $2.4 billion were owned by Westcorp, our ultimate parent. Of the $10.6 billion contracts managed at December 31, 2003, $8.6 billion were owned by us and $2.0 billion were owned by Westcorp. Nonperforming loans, or loans on which we have discontinued the accrual of interest income, included in net loans receivable was $40.6 million at both September 30, 2004 and December 31, 2003. Repossessed assets were $5.1 million and $8.7 million at September 30, 2004 and December 31, 2003, respectively, and are included in other assets on our Consolidated Statements of Financial Condition.

Note 3 — Allowance for Credit Losses

The following table sets forth the activity in the allowance for credit losses:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$224,164	$262,480	$239,697	$227,673
Chargeoffs	(61,230)	(76,293)	(189,550)	(218,534)
Recoveries	17,501	19,027	56,891	56,404

Net chargeoffs	(43,729)	(57,266)	(132,659)	(162,130)
Provision for credit losses	59,957	24,551	133,354	164,222

Balance at end of period	$240,392	$229,765	$240,392	$229,765

Ratio of net chargeoffs during the period (annualized) to average contracts outstanding during the period	2.0%	2.6%	2.1%	2.5%
Ratio of allowance for credit losses to contracts at the end of the period	2.6%	2.8%	2.6%	2.8%

Note 4 — Whole Loan Sales

For the nine months ended September 30, 2004 and 2003, we sold $1.5 billion and $1.7 billion of automobile contracts to Westcorp, our parent company, in whole loan sales at a price of 103.2% and 103.0%, respectively. These receivables were subsequently securitized by Westcorp and continue to be managed by us under the terms of the securitizations. As a result of selling contracts in whole loan sales rather than securitizing them in secured financing transactions, we recorded a cash gain on sale of $13.8 million and $18.7 million for the nine months ended September 30, 2004 and 2003, respectively. Included in these gains were $2.2 million of losses and $3.7 million of gains for the nine months ended September 30, 2004 and 2003, respectively, from accumulated other comprehensive loss related to hedges of future interest payments on the forecasted secured financing. The hedge loss or gain was included in the gain on sale on the Consolidated Statements of Income.

Note 5 — Notes Payable on Automobile Secured Financing

In connection with our public asset-backed securitization activities, we issued $1.6 billion and $3.0 billion of notes secured by contracts for the three and nine months ended September 30, 2004, respectively, compared with no amounts and $2.8 billion for the same respective periods in 2003. There were $7.9 billion of notes payable on automobile secured financing outstanding at September 30, 2004 compared with $8.2 billion at December 31, 2003.

Interest payments are due either monthly or quarterly, in arrears. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $68.6 million and $204 million for the three and nine months ended September 30, 2004, respectively, compared with $85.8 million and $273 million for the same respective periods in 2003.

Note 6 — Notes Payable — Parent

We borrowed $450 million from the Bank under the terms of a $300 million note and a $150 million note with rates of 10.25% and 8.875% per annum, respectively. We had amounts outstanding on the notes of $300 million at September 30, 2004 compared with $401 million at December 31, 2003. The $150 million note was paid off in the third quarter of 2004. Interest payments on the notes totaled $8.3 million and $28.1 million for the three and nine months ended September 30, 2004, respectively, compared with $9.9 million and $30.0 million for the same respective periods in 2003.

Note 7 — Accumulated Other Comprehensive Loss, Net of Tax

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Unrealized loss on interest rate swaps (1)	$(3,371)	$(15,692)
Realized loss on settled cash flow hedges (1)	(2,836)	(17,198)

Total accumulated other comprehensive loss	$(6,207)	$(32,890)

(1)	All cash flow hedges are structured to hedge future interest payments on borrowings.

Note 8 — Comprehensive Income

The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income	$38,104	$75,551	$138,558	$133,751
Unrealized (losses) gains on cash flow hedges, net of tax	(2,978)	(1,201)	10,662	(19,775)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax	3,548	9,060	16,201	27,777

Comprehensive income	$38,674	$83,410	$165,241	$141,753

Note 9 — Commitments and Contingencies

We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business, including Lee, et al. v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (a putative class action raising claims under the Equal Credit Opportunity Act) and Thompson, et al. v. WFS Financial Inc, California Superior Court, County of Alameda Civil Action No, RG03088926, appeal pending in the Court of Appeal of the State of California, First Appellate District, Division One, No. A104967 (a putative class action raising claims under California’s Unfair Competition Law and related claims). WFS has reached a settlement in Lee, et al. v. WFS Financial Inc and Thompson, et al. v. WFS Financial Inc cases. The settlements will be final after court approval of the settlement in Lee, et al. v. WFS Financial Inc. We do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by Westcorp and WFS that Westcorp was commencing an exchange offer for the outstanding public shares of WFS were filed in the Orange County, California Superior Court against Westcorp, WFS, and individual board members of Westcorp and WFS. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial

Shareholder Litigation, Case No. 04CC00559. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No.04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation. Lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the defendants have filed demurrers challenging the legal sufficiency of the pending complaint, which are scheduled for hearing. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. We are vigorously defending this action and do not believe that the outcome of this proceeding will have a material effect upon our financial condition, results of operations and cash flows.

Note 10 — Proposed Merger

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

The California Department of Financial Institutions and the Office of Thrift Supervision have approved the Bank’s application to convert from a federal savings bank to a California state commercial bank subject to receipt of all other required regulatory approvals. The Federal Deposit Insurance Corporation approved the application to merge us into the Bank as part of its acquisition of our minority interest. The conversion is still contingent upon the approval of Westcorp’s application to become a bank holding company by the Board of Governors of the Federal Reserve. After the conversion, the Bank will be subject to the laws, regulation and oversight of the California Department of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve. The merger is also subject to approval by the majority of our minority shareholders.

We anticipate our merger with and into the Bank and the conversion of the Bank to a California state commercial bank will be completed sometime in the first quarter of 2005. We believe the combined company will provide greater flexibility in responding to market factors and will enable us to utilize, to a greater extent, the Bank’s low cost customer deposits to finance our activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the nation’s largest independent automobile finance companies with 31 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with over $684 billion of loan originations during 2003. We originate, service and securitize new and pre-owned automobile installment contracts, which are generated through our relationships with approximately 8,100 franchised and independent automobile dealers in 45 states. We originated $1.8 billion and $5.1 billion of automobile contracts during the three and nine months ended September 30, 2004, respectively, compared with $1.7 billion and $4.6 billion for the same respective periods in 2003. We managed a portfolio of $11.4 billion at September 30, 2004 compared with $10.6 billion at December 31, 2003.

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

Selected Financial Data

The following table presents summary unaudited financial data for the three and nine months ended September 30, 2004 and 2003. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Consolidated Statements of Income Data:
Interest income	$227,049	$253,697	$661,324	$758,061
Interest expense	78,274	96,277	236,107	304,411

Net interest income	148,775	157,420	425,217	453,650
Provision for credit losses	59,957	24,551	133,354	164,222

Net interest income after provision for credit losses	88,818	132,869	291,863	289,428
Noninterest income	36,517	49,855	120,394	110,686
Noninterest expense	62,174	57,563	182,720	178,680

Income before income tax	63,161	125,161	229,537	221,434
Income tax	25,057	49,610	90,979	87,683

Net income	$38,104	$75,551	$138,558	$133,751

Earnings per common share — diluted	$0.93	$1.84	$3.37	$3.26

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Contracts receivable, net	$8,865,387	$8,476,571
Total assets	9,631,069	9,768,760
Lines of credit — parent	43,108	21,811
Notes payable — parent	300,000	400,820
Notes payable on automobile secured financing	7,948,890	8,157,601
Total shareholders’ equity	984,147	818,869

	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Other Selected Data:
Average automobile contracts managed	$11,268,695	$10,284,067	$10,980,339	$9,885,681
Average shareholders’ equity (1)	$971,397	$785,981	$931,118	$738,477
Return on average shareholders’ equity (1)	15.69%	38.45%	19.84%	24.15%
Book value per share (1)	$24.13	$20.04	$24.13	$20.04
Equity to assets (1)	10.28%	8.86%	10.28%	8.86%
Automobile contract originations	$1,799,106	$1,683,402	$5,051,122	$4,622,071
Interest rate spread	5.83%	5.98%	5.84%	5.99%

(1)	Excludes other comprehensive loss

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

Securitization Transactions and Whole Loan Sales

Automobile contracts sold by us to our special purpose entity subsidiaries in connection with securitization transactions are treated as having been sold for bankruptcy purposes. The subsequent transfer of such automobile contracts to the securitization trust is treated as a secured financing under generally accepted accounting principles, also known as GAAP. For GAAP purposes, the contracts are retained on the balance sheet with the securities issued to finance the automobile contracts recorded as notes payable on automobile secured financing. We record interest income on the securitized automobile contracts and interest expense on the notes issued through the securitization transactions.

We occasionally sell automobile contracts to Westcorp in whole loan sales. We recognize a cash gain on a whole loan sale equal to the cash premium received adjusted for the write-off of dealer participation balances and the effect of hedging activities.

As servicer of these contracts, we hold and remit funds collected from the borrowers on behalf of the trustee pursuant to reinvestment contracts that we have entered into or we may deliver funds to the relevant trustee to be held until the distribution dates, depending on the terms of our securitizations. For loans sold to Westcorp that we continue to service, funds collected from the borrowers on behalf of the trustee pursuant to reinvestment contracts are reported as amounts held on behalf of trustee on our Consolidated Statements of Financial Condition.

Allowance for Credit Losses

Management determines the amount of the allowance for credit losses based on a review of various analyses. These analyses include trends in chargeoffs by credit tier over various time periods and at various statistical midpoints and high points, the severity of depreciated values of repossessions, trends in the number of days repossessions are held in inventory, trends in the number of contract modifications, trends in delinquency roll rates, trends in deficiency balance collections both internally and from collection agencies, trends in custom credit scores and the effectiveness of our custom credit scores, and trends in the economy generally or in specific geographic locations. Despite these analyses, we recognize that establishing allowance for credit losses is not an exact science and can be highly judgmental in nature.

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

Proposed Acquisition and Merger

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

The California Department of Financial Institutions and the Office of Thrift Supervision have approved the Bank’s application to convert from a federal savings bank to a California state commercial bank subject to receipt of all other required regulatory approvals. The Federal Deposit Insurance Corporation approved the application to merge us into the Bank as part of its acquisition of our minority interest. The conversion is still contingent upon the approval of Westcorp’s application to become a bank holding company by the Board of Governors of the Federal Reserve. After the conversion, the Bank will be subject to the laws, regulation and oversight of the California Department of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve. The merger is also subject to approval by the majority of our minority shareholders.

We anticipate our merger with and into the Bank and the conversion of the Bank to a California state commercial bank will be completed sometime in the first quarter of 2005. We believe the combined company will provide greater flexibility in responding to market factors and will enable us to utilize, to a greater extent, the Bank’s low cost customer deposits to finance our activities.

Results of Operations

Net Interest Income

Net interest income is affected by our interest rate spread, which is the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities, and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $149 million and $425 million for the three and nine months ended September 30, 2004, respectively, compared with $157 million and $454 million for the same respective periods in 2003. The decrease in net interest income was the result of us holding fewer contracts on the balance sheet and a decrease in the net interest margins for the nine months ended September 30, 2004.

The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Three Months Ended
	September 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Contracts receivable (1)	$8,605,463	$223,494	10.33%	$8,937,943	$251,477	11.16%
Investment securities	955,623	3,555	1.48	818,003	2,220	1.08

Total interest earning assets	$9,561,086	227,049	9.45%	$9,755,946	253,697	10.32%

Interest bearing liabilities:
Lines of credit — parent	$43,008	463	4.28%	$50,488	265	2.08%
Notes payable — parent	327,121	8,290	10.14	401,374	9,937	9.90
Notes payable on automobile secured financing	7,970,739	68,586	3.44	8,220,400	85,830	4.18
Other	300,948	935	1.24	206,450	245	0.47

Total interest bearing liabilities	$8,641,816	78,274	3.62%	$8,878,712	96,277	4.34%

Net interest income and interest rate spread		$148,775	5.83%		$157,420	5.98%

Net yield on average interest Earning assets			6.17%			6.45%

(1)	For the purpose of these computations, nonaccruing contracts are included in the average amounts outstanding.

	For the Nine Months Ended
	September 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Contracts receivable (1)	$8,259,679	$653,105	10.56%	$8,823,266	$750,577	11.37%
Investment securities	906,891	8,219	1.21	807,703	7,484	1.24

Total interest earning assets	$9,166,570	661,324	9.64%	$9,630,969	758,061	10.52%

Interest bearing liabilities:
Lines of credit — parent	$43,434	956	2.94%	$50,471	868	2.30%
Notes payable — parent	374,950	28,052	9.98	403,664	29,963	9.90
Notes payable on automobile secured financing	7,560,837	203,755	3.59	8,333,795	272,678	4.36
Other	314,450	3,344	1.42	163,270	902	0.74

Total interest bearing liabilities	$8,293,671	236,107	3.80%	$8,951,200	304,411	4.53%

Net interest income and interest rate spread		$425,217	5.84%		$453,650	5.99%

Net yield on average interest Earning assets			6.20%			6.28%

(1)	For the purpose of these computations, nonaccruing contracts are included in the average amounts outstanding.

The total interest rate spread decreased 15 basis points for the three months ended September 30, 2004 compared with the three months ended September 30, 2003 due to a decrease of 87 basis points in the yield on interest earning assets combined with a 72 basis point decrease in the cost of funds. The total interest rate spread decreased 15 basis points for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 due to a decrease of 88 basis points in the yield on interest earning assets combined with a 73 basis point decrease in the cost of funds. The decrease in the yield on interest earning assets and in the cost of funds in 2004 was primarily due a lower interest rate environment.

The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	For the Nine Months Ended September 30, 2004
	Compared to the Nine Months Ended September 30, 2003 (1)
	Volume	Rate	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Contracts receivable	$(46,080)	$(51,392)	$(97,472)
Investment securities	1,019	(284)	735

Total interest income	$(45,061)	$(51,676)	$(96,737)

Increase (decrease) in interest expense:
Lines of credit — parent	$(186)	$274	$88
Notes payable — parent	(2,296)	385	(1,911)
Notes payable on automobile secured financing	(23,733)	(45,190)	(68,923)
Other	1,226	1,216	2,442

Total interest expense	$(24,989)	$(43,315)	$(68,304)

Decrease in net interest income			$(28,433)

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances.

Provision for Credit Losses

We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for contracts held on balance sheet. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned portfolio that can be reasonably estimated. The provision for credit losses was $60.0 million and $133 million for the three and nine months ended September 30, 2004, respectively, compared with $24.6 million and $164 million for the same respective periods in 2003. The increase in the provision for credit losses for the three months ended September 30, 2004 was a result of reversing the allowance for credit losses commensurate with the $1.7 billion of automobile contracts sold to our parent during the three months ended September 30, 2003. The decrease in the provision for credit losses for the nine months ended September 30, 2004 was the result of improving credit trends.

Contract Sales and Securitizations

Contract sales and securitizations totaled $1.6 billion and $4.5 billion for the three and nine months ended September 30, 2004, respectively, compared with $1.7 billion and $4.5 billion for the same respective periods in 2003. The following table lists each of the securitizations we manage. We receive servicing fees and other ancillary income on loans sold to Westcorp that we continue to manage. All securitizations prior to 2000-D were paid in full on or before their contractual maturity dates and none of the remaining securitizations have yet reached their contractual maturity dates.

Securitizations

			Remaining	Remaining			Gross
			Balance at	Balance as a	Original	Original	Interest
Issue		Original	September 30,	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	2004 (1)	Original Balance	Average APR	Securitization Rate	Spread (2)
(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	Paid in full		14.42	5.70	8.72
1999-B	July, 1999	1,000,000	Paid in full		14.62	6.36	8.26
1999-C	November, 1999	500,000	Paid in full		14.77	7.01	7.76
2000-A	March, 2000	1,200,000	Paid in full		14.66	7.28	7.38
2000-B	May, 2000	1,000,000	Paid in full		14.84	7.78	7.06
2000-C (3)	August, 2000	1,390,000	Paid in full		15.04	7.32	7.72
2000-D	November, 2000	1,000,000	$117,922	11.79%	15.20	6.94	8.26
2001-A	January, 2001	1,000,000	137,593	13.76	14.87	5.77	9.10
2001-B (3)	May, 2001	1,370,000	200,716	14.65	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	235,507	19.63	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	505,316	28.07	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	591,484	33.80	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	481,961	38.56	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	627,358	46.47	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	651,202	48.48	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	820,627	54.98	11.57	2.13	9.44
2003-3 (3)	August, 2003	1,650,000	1,131,789	68.59	10.59	2.66	7.93
2003-4	November, 2003	1,403,625	973,640	69.37	10.89	2.70	8.19
2004-1 (3)	February, 2004	1,477,500	1,136,091	76.89	10.89	2.35	8.54
2004-2	May, 2004	1,477,500	1,303,972	88.26	10.98	3.02	7.96
2004-3	August, 2004	1,552,000	1,509,888	97.29	10.64	3.49	7.15
2004-4	October, 2004	1,358,000			11.19	3.10	8.09

	Total	$40,475,805	$10,425,066

(1)	Represents only the note payable amounts outstanding at the date indicated.

(2)	Represents the difference between the original weighted average annual percentage rate, also known as the APR, and the estimated weighted average securitization rate on the closing date of the securitization.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Noninterest Expense

Total noninterest expenses were $62.2 million and $183 million for the three and nine months ended September 30, 2004, respectively, compared with $57.6 million and $179 million for the same respective periods in 2003. Noninterest expense as a percentage of average managed contracts were 2.2% for both the three and nine months ended September 30, 2004, respectively, compared with 2.2% and 2.4% for the same respective periods in 2003.

Income Taxes

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 40% for both the three and nine months ended September 30, 2004 and for the same respective periods in 2003.

Financial Condition

Contracts Receivable

We held a portfolio of contracts on balance sheet that totaled $9.1 billion at September 30, 2004 and $8.7 billion at December 31, 2003. The increase is due primarily to an increase in automobile contracts originated.

The following table presents a summary of our automobile contracts purchased:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
New vehicles	$626,272	$586,648	$1,795,921	$1,462,024
Pre-owned vehicles	1,172,834	1,096,754	3,255,200	3,160,047

Total volume	$1,799,106	$1,683,402	$5,051,121	$4,622,071

Prime	$1,434,280	$1,406,674	$4,096,399	$3,829,825
Non-prime	364,826	276,728	954,722	792,246

Total volume	$1,799,106	$1,683,402	$5,051,121	$4,622,071

Asset Quality

We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances.

We calculate delinquency based on the contractual due date. The improvement in delinquency is primarily the result of improvements in the economy and normal seasonal trends.

The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and contracts that have been sold to Westcorp through whole loan sales and are managed by us:

	September 30, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)
Contracts managed at end of period	$11,440,352		$10,596,665

Period of delinquency
30-59 days	$183,463	1.60%	$219,937	2.08%
60 days or more (1)	73,126	0.64	87,129	0.82

Total contracts delinquent and delinquencies as a percentage of contracts managed (1)	$256,589	2.24%	$307,066	2.90%

(1)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due of $45.4 million at September 30, 2004 and $45.6 million at December 31, 2003.

The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	September 30, 2004		December 31, 2003
	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Contracts managed	869,036	$11,440,352	826,122	$10,596,665

Repossessed vehicles	885	$6,601	1,522	$10,331

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.10%	0.06%	0.18%	0.10%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts. Net chargeoffs declined as a result of an improving economy.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Average contracts managed during period	$11,268,696	$10,284,067	$10,980,339	$9,885,681

Gross chargeoffs	$76,688	$88,343	$232,395	$258,491
Recoveries	21,791	21,916	69,408	66,451

Net chargeoffs	$54,897	$66,427	$162,987	$192,040

Net chargeoffs as a percentage of average contracts managed during period	1.95%	2.58%	1.98%	2.59%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

Cumulative Static Pool Loss Curves
At September 30, 2004

Period (1)	2000-D	2001-A	2001-B(3)	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2	2003-3(3)	2003-4	2004-1(3)	2004-2	2004-3
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.03%	0.03%	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.02%
3	0.11%	0.09%	0.10%	0.09%	0.06%	0.03%	0.06%	0.07%	0.04%	0.02%	0.02%	0.03%	0.02%	0.03%
4	0.24%	0.20%	0.21%	0.20%	0.15%	0.10%	0.14%	0.16%	0.11%	0.06%	0.06%	0.08%	0.06%	0.07%
5	0.39%	0.33%	0.33%	0.35%	0.29%	0.18%	0.27%	0.26%	0.18%	0.14%	0.13%	0.14%	0.11%	0.15%
6	0.54%	0.50%	0.50%	0.49%	0.43%	0.32%	0.44%	0.38%	0.29%	0.25%	0.23%	0.21%	0.19%
7	0.74%	0.70%	0.69%	0.65%	0.60%	0.49%	0.57%	0.50%	0.41%	0.36%	0.32%	0.28%	0.27%
8	0.93%	0.84%	0.87%	0.81%	0.84%	0.66%	0.70%	0.61%	0.53%	0.48%	0.40%	0.35%	0.34%
9	1.13%	1.04%	1.05%	0.95%	1.06%	0.82%	0.82%	0.78%	0.66%	0.59%	0.47%	0.44%
10	1.34%	1.24%	1.22%	1.07%	1.28%	0.96%	0.96%	0.94%	0.80%	0.70%	0.55%	0.54%
11	1.50%	1.45%	1.36%	1.20%	1.48%	1.10%	1.10%	1.08%	0.93%	0.80%	0.62%	0.61%
12	1.74%	1.67%	1.53%	1.37%	1.67%	1.26%	1.24%	1.28%	1.06%	0.89%	0.71%
13	1.95%	1.90%	1.67%	1.55%	1.82%	1.39%	1.38%	1.43%	1.21%	0.98%	0.80%
14	2.21%	2.09%	1.81%	1.74%	1.99%	1.51%	1.53%	1.59%	1.31%	1.08%	0.88%
15	2.48%	2.25%	2.00%	1.97%	2.14%	1.68%	1.70%	1.77%	1.40%	1.20%
16	2.71%	2.41%	2.19%	2.16%	2.27%	1.83%	1.88%	1.92%	1.50%	1.31%
17	2.89%	2.54%	2.37%	2.36%	2.45%	1.99%	2.03%	2.05%	1.60%	1.41%
18	3.08%	2.73%	2.60%	2.59%	2.62%	2.16%	2.15%	2.16%	1.70%
19	3.22%	2.93%	2.80%	2.78%	2.80%	2.31%	2.28%	2.25%	1.85%
20	3.40%	3.11%	3.01%	2.95%	2.99%	2.46%	2.41%	2.37%	1.99%
21	3.59%	3.34%	3.19%	3.14%	3.15%	2.60%	2.52%	2.49%
22	3.78%	3.54%	3.34%	3.29%	3.31%	2.72%	2.62%	2.62%
23	3.96%	3.72%	3.49%	3.41%	3.45%	2.86%	2.74%	2.73%
24	4.18%	3.92%	3.62%	3.57%	3.58%	2.95%	2.83%
25	4.41%	4.10%	3.75%	3.73%	3.69%	3.03%	2.96%
26	4.58%	4.23%	3.87%	3.88%	3.80%	3.13%	3.08%
27	4.79%	4.36%	4.00%	4.04%	3.92%	3.22%
28	4.96%	4.47%	4.15%	4.20%	4.02%	3.33%
29	5.08%	4.56%	4.28%	4.35%	4.12%	3.41%
30	5.22%	4.67%	4.40%	4.46%	4.22%
31	5.34%	4.81%	4.52%	4.57%	4.30%
32	5.44%	4.92%	4.64%	4.69%
33	5.54%	5.04%	4.73%	4.77%
34	5.66%	5.13%	4.83%	4.85%
35	5.76%	5.24%	4.93%	4.92%
36	5.86%	5.31%	4.99%	5.01%
37	5.97%	5.39%	5.05%	5.09%
38	6.04%	5.45%	5.11%	5.16%
39	6.12%	5.50%	5.17%
40	6.19%	5.56%	5.24%
41	6.25%	5.61%	5.29%
42	6.28%	5.66%
43	6.32%	5.70%
44	6.36%	5.75%
45	6.40%
46	6.43%
47	6.46%
Prime Mix (2)	68%	68%	71%	71%	76%	70%	87%	85%	80%	80%	82%	84%	82%	82%	81%

(1)	Represents the number of months since inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Nonperforming Assets

Nonperforming loans, also known as NPLs, are defined as Chapter 13 bankruptcy accounts contractually past due over 120 days. For those accounts, all accrued interest is reversed and income is recognized on a cash basis. For the three and nine months ended September 30, 2004, interest on NPLs excluded from interest income was $0.3 million and $0.8 million, respectively, compared with $0.8 million and $2.0 million for the same respective periods in 2003.

Nonperforming assets, also known as NPAs, consist of NPLs and repossessed automobiles. Repossessed automobiles are carried at fair value. NPAs were $45.7 million at September 30, 2004 compared with $49.3 million at December 31, 2003. NPAs represented 0.5% of total assets at both September 30, 2004 and December 31, 2003. There were no impaired loans at September 30, 2004 or December 31, 2003.

Allowance for Credit Losses

Our allowance for credit losses was $240 million at both September 30, 2004 and December 31, 2003. Net chargeoffs totaled $43.7 million and $133 million for the three and nine months ended September 30, 2004, respectively, compared with $57.3 million and $162 million for the same respective periods in 2003. The allowance for credit losses as a percentage of owned loans outstanding was 2.6% at September 30, 2004 compared with 2.8% at December 31, 2003. Based on the analysis we performed related to the allowance for credit losses as described under Critical Accounting Policies, we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonably estimated.

Capital Resources and Liquidity

Overview

We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of our consistent managed growth, our ability to manage risk-adjusted returns and our efficient operations.

Principal Sources of Cash

•	Contract Sales and Securitizations — Contract sales and securitizations totaled $1.6 billion and $4.5 billion for the three and nine months ended September 30, 2004, respectively, compared with $1.7 billion and $4.5 billion for the same respective periods in 2003. Of the $4.5 billion issued in 2004, $1.5 billion was through a whole loan sale to our parent, Westcorp, and $3.0 billion was through public securitization transactions. Of the $4.5 billion issued in 2003, $1.7 billion was through a whole loan sale to our parent, Westcorp and $2.8 was through public securitization transactions.

•	Collections of Principal and Interest from Contracts and Release of Cash from Spread Accounts — The collection of principal and interest from contracts originated and securitized and the release of cash from spread accounts is another significant source of funds for us. Principal and interest collections on contracts totaled $811 million and $2.7 billion for the three and nine months ended September 30, 2004, respectively, compared with $1.1 billion and $3.3 billion for the same respective periods in 2003. The decrease in the principal and interest collections is due to principal and interest on our senior / subordinated securitizations being held at the trustee in collection and spread accounts until certain predetermined levels are reached.

Principal Uses of Cash

•	Purchase of Contracts — We purchased $1.8 billion and $5.1 billion of contracts for the three and nine months ended September 30, 2004 and 2003, respectively, compared with $1.7 billion and $4.6 billion for the same respective periods in 2003.

•	Payments of Principal and Interest on Securitizations - Payments of principal and interest to noteholders and certificateholders related to securitizations we serviced totaled $1.7 billion and $4.6 billion for the three and nine months ended September 30, 2004, respectively, compared with $1.3 billion and $3.7 billion for the same respective periods in 2003.

•	Amounts Paid to Dealers - Participation paid by us to dealers totaled $42.3 million and $117 million for the three and nine months ended September 30, 2004, respectively, compared with $39.6 million and $109 million for the same respective periods in 2003.

•	Operating Our Business — Noninterest expenses totaled $62.2 million and $183 million for the three and nine months ended September 30, 2004, respectively, compared with $57.6 million and $179 million for the same respective periods in 2003.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Fluctuations in interest rates and early prepayment of contracts are the primary market risks facing us. Our Credit and Pricing Committee is responsible for setting credit and pricing policies and for monitoring credit quality. Our Asset/Liability Committee is responsible for the management of interest rate and prepayment risks. Asset/liability management is the process of measuring and controlling interest rate risk through matching the maturity and repricing characteristics of interest earning assets with those of interest bearing liabilities.

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

We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business, including Lee, et al. v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (a putative class action raising claims under the Equal Credit Opportunity Act) and Thompson, et al. v. WFS Financial Inc, California Superior Court, County of Alameda Civil Action No, RG03088926, appeal pending in the Court of Appeal of the State of California, First Appellate District, Division One, No. A104967 (a putative class action raising claims under California’s Unfair Competition Law and related claims). WFS has reached a settlement in Lee, et al. v. WFS Financial Inc and Thompson, et al. v. WFS Financial Inc cases. The settlements will be final after court approval of the settlement in Lee, et al. v. WFS Financial Inc. We do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by Westcorp and WFS that Westcorp was commencing an exchange offer for the outstanding public shares of WFS were filed in the Orange County, California Superior Court against Westcorp, WFS, and individual board members of Westcorp and WFS. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No.04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation. Lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the defendants have filed demurrers challenging the legal sufficiency of the pending complaint, which are scheduled for hearing. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. We are vigorously defending this action and do not believe that the outcome of this proceeding will have a material effect upon our financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.       Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, among Westcorp, Western Financial Bank and WFS Financial Inc (1)
3.1	Certificate of Amendment and Restatement of Articles of Incorporation (2)
3.2	Bylaws (2)
4.0	Specimen WFS Financial Inc Common Stock Certificate (3)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-117424) filed July 16, 2004, incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibit previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93062) filed June 5, 1995 incorporated herein by reference.

(3)	Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference.

(b)	Reports on Form 8-K

WFS Financial Inc press release of July 21, 2004

WFS Financial Inc press release of October 26, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WFS Financial Inc

(Registrant)

Date:	November 8, 2004	By:	/S/ THOMAS A. WOLFE

Thomas A. Wolfe
President and Chief Executive Officer

Date:	November 8, 2004	By:	/S/ LEE A. WHATCOTT

Lee A. Whatcott
Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, among Westcorp, Western Financial Bank and WFS Financial Inc (1)
3.1	Certificate of Amendment and Restatement of Articles of Incorporation (2)
3.2	Bylaws (2)
4.0	Specimen WFS Financial Inc Common Stock Certificate (3)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-117424) filed July 16, 2004, incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibit previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93062) filed June 5, 1995 incorporated herein by reference.

(3)	Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference.