Form 10-K
period 2004-12-31
WFS FINANCIAL INC
filed 2005-03-14
CIK 946343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Title of each class
Common Stock, no par value
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the last 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004:
Common Stock, No Par Value — $320,766,726
The number of shares outstanding of the issuer’s class of common stock as of February 28, 2005:
Common Stock, No Par Value — 41,057,789
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 26, 2005 are incorporated by reference into Part III.

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
      These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These statements are contained in sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Form 10-K and in the documents incorporated by reference.
      The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	interest rate fluctuations, including hedging activities;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	our level of operating expenses;

•	the effect, interpretation or application of new or existing laws, regulations and court decisions;

•	the exercise of discretionary authority by regulatory agencies;

•	a decision to change our corporate structure;

•	the availability of sources of funding;

•	the level of chargeoffs on the automobile contracts that we originate; and

•	significant litigation.
      If one or more of these risks or uncertainties materialize, or if underlying assumptions as to these items prove incorrect, our actual results may vary materially from those expected, estimated or projected.
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
General
      We are one of the nation’s largest independent automobile finance companies with 32 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with approximately $500 billion of loan originations during 2004. We originate installment contracts, otherwise known as contracts, secured by new and pre-owned automobiles through our relationships with franchised and independent automobile dealers nationwide. We originated $6.6 billion of contracts during 2004 and managed a portfolio of $11.6 billion contracts at December 31, 2004.
      For the year ended December 31, 2004, approximately 34% of our contract originations were for the purchase of new automobiles and approximately 66% of our contract originations were for the purchase of pre-owned automobiles. Approximately 80% of our contract originations were what we refer to as prime contracts, and approximately 20% of our contract originations were what we refer to as non-prime contracts. Our determination of whether a contract is categorized as prime, non-prime or other is based on a number of factors including the borrower’s credit history and our expectation of credit loss, and may differ from definitions of these categories utilized by others, including competitors and regulators. All references made throughout this document regarding prime, non-prime or subprime automobile contracts are based on our determination.
      We underwrite contracts through a credit approval process that is supported and controlled by a centralized, automated front-end system. This system incorporates proprietary credit scoring models and industry credit scoring models and tools, which enhance our credit analysts’ ability to tailor each contract’s pricing and structure to maximize risk-adjusted returns. We believe that as a result of our sophisticated credit and underwriting systems, we are able to earn attractive risk-adjusted returns on our contracts. For the year ended December 31, 2004, the average net interest spread on our automobile contract originations was 7.02% and the net interest spread on our managed automobile portfolio was 6.65% while net credit losses averaged 1.99% for the same period.
      We structure our business to minimize operating costs while providing high quality service to our dealers. Those aspects of our business that require a local market presence are performed on a decentralized basis in our 42 offices. All other operations are centralized. We fund our purchases of contracts, on an interim basis, with deposits raised by our parent, Western Financial Bank, also known as the Bank, which are insured by the Federal Deposit Insurance Corporation, also known as the FDIC, and other borrowings of the Bank. These funds are made available to us through a series of intercompany agreements that are made under terms, rates and conditions that we believe to approximate arrangements we could enter into with outside third party relationships. For long-term financing, we issue automobile contract asset-backed securities. Since 1985, we have sold or securitized over $42.0 billion of contracts in 66 public offerings of asset-backed securities, making us the fourth largest issuer of such securities in the nation. We have employed a range of securitization structures and our most recent $1.6 billion issuance of asset-backed securities was structured as a senior/subordinated transaction with a weighted average interest rate of 3.66%. Our relationship with the Bank gives us a competitive advantage relative to other independent automobile finance companies by providing an additional liquidity source.

      The following table presents a summary of our contracts purchased:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
New vehicles	$2,273,423	$1,928,268	$1,548,372
Pre-owned vehicles	4,361,447	4,050,308	3,867,362

Total volume	$6,634,870	$5,978,576	$5,415,734

Prime contracts	$5,324,206	$4,942,654	$4,346,212
Non-prime contracts	1,310,664	1,035,922	1,069,522

Total volume	$6,634,870	$5,978,576	$5,415,734

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
      In 1995, the Bank transferred its automobile finance division to us. In connection with that restructuring, the Bank transferred to us all assets relating to its automobile finance division, including the contracts held on balance sheet and all interests in the excess spread payable from outstanding securitization transactions. The Bank also transferred to us all of the outstanding stock of WFS Financial Auto Loans, Inc., also known as WFAL, and WFS Financial Auto Loans 2, Inc., also known as WFAL2, the securitization entities of the Bank, thereby making these companies our subsidiaries. In 1995, we sold approximately 20% of our shares in a public offering. At December 31, 2004, the Bank owned 84% of our common stock.
Proposed Merger
      On May 23, 2004, we entered into a definitive agreement pursuant to which Westcorp will acquire our outstanding 16% common stock minority interest not already owned by our parent, the Bank. The transaction is structured as a merger of us with and into the Bank. If the merger is consummated, the public holders of our shares would receive 1.11 shares of Westcorp’s common stock for each share of our common stock held by them in a tax-free exchange. Based on the $42.60 closing price of Westcorp’s common stock on May 21, 2004, the last business day prior to the execution of the agreement, the transaction has an indicated value of $47.29 per share of our common stock.
      In connection with the merger, the Bank has filed an application with the California Department of Financial Institutions, also known as the DFI, to convert its federal thrift charter to a California state bank charter. Among other things, the merger is conditioned upon the conversion of the charter and the transaction is subject to, among other closing conditions, the receipt of regulatory approvals and the approval of a majority of our minority shareholders, other than shares controlled by Westcorp. The DFI and the Office of Thrift Supervision, also known as the OTS, have approved the Bank’s application to convert from a federal savings bank to a California state commercial bank subject to receipt of all other required regulatory approvals. The FDIC approved the application to merge us into the Bank as part of the acquisition of our minority interest.

      The conversion is still contingent upon the approval by the Board of Governors of the Federal Reserve, also known as the Federal Reserve, of Westcorp’s application to become a bank holding company, which process is taking longer than originally expected. As a result, Westcorp believes that the proposed conversion will not occur until the latter half of 2005, if at all. The Federal Reserve recently has raised some questions and potential concerns with Westcorp’s proposal and has requested additional information from Westcorp. Assembling the information and responding to the Federal Reserve’s concerns and questions will take additional time. Those concerns and questions will need to be addressed to the Federal Reserve’s satisfaction before the Federal Reserve will deem Westcorp’s application complete.
      Although Westcorp intends to continue to pursue Federal Reserve approval, there can be no assurance that such approval will ultimately be granted or that any conditions to such approval imposed on the Bank will not affect the feasibility of moving forward with the proposed conversion and the related merger of us into the Bank. Westcorp is currently exploring other alternatives in the event that the proposed conversion and related merger cannot go forward as planned. In that regard, we have begun the process of filing for state licenses.
      If the conversion is completed, Westcorp and its subsidiaries will be subject to the laws, regulation and oversight of the DFI, the FDIC and the Federal Reserve.
Market and Competition
      The automobile finance industry is generally segmented according to the type of vehicle sold (new versus pre-owned) and the credit characteristics of the borrower (prime, non-prime or subprime). Based upon industry data, we believe that during 2004, prime, non-prime and subprime loan originations in the United States were approximately $350 billion, $100 billion and $50 billion, respectively. The United States captive automobile finance companies, General Motors Acceptance Corporation, Ford Motor Credit Company and Chrysler Financial Corporation account for approximately 25% of the automobile finance market. We believe that the balance of the market is highly fragmented and that no other market participant has greater than a 6% market share. Other market participants include the captive automobile finance companies of other manufacturers, banks, credit unions, independent automobile finance companies and other financial institutions.
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
      The competition for contracts available within the prime and non-prime credit quality contract spectrum is more intense when the rate of automobile sales declines. Although we have experienced consistent growth for many years, we can give no assurance that we will continue to do so. Several of our competitors have greater financial resources than we have and may have a lower cost of funds. Many of our competitors also have longstanding relationships with automobile dealers and may offer dealers or their customers other forms of financing or services not provided by us. The finance company that provides floor planning for the dealer’s inventory is ordinarily one of the dealer’s primary sources of financing for automobile sales. We do not currently provide financing on dealers’ inventories. We also must compete with dealer interest rate subsidy programs offered by the captive automobile finance companies. However, these programs are not generally offered on pre-owned vehicles and are limited to certain models or loan terms that may not be attractive to many automobile purchasers.

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

Produce Consistent Growth Through Our Strong Dealer Relationships
      Over the past five years, we have experienced a compounded annual growth rate in contract purchases of 15%. We believe we provide a high degree of personalized service to our dealer base by marketing, underwriting and purchasing contracts on a local level. Our focus is to provide each dealer superior service by providing a single source of contact to meet the dealer’s prime and non-prime financing needs. We believe that the level of our service surpasses that of our competitors. We provide personalized, efficient, and consistently excellent service by making our business development representatives available when a dealer is open, making prompt credit decisions, negotiating credit decisions within available programs by providing structural alternatives, and funding promptly.

	At or For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Total contract originations	$6,634,870	$5,978,576	$5,415,734	$4,863,279	$4,219,227
Percentage growth	11.0%	10.4%	11.4%	15.3%	26.3%
Total contract portfolio managed	$11,560,890	$10,596,665	$9,389,974	$8,152,882	$6,818,182
Percentage growth	9.1%	12.9%	15.2%	19.6%	27.3%
      Growth of originations is primarily through increased dealer penetration. We intend to increase contract purchases from our current dealer base as well as develop new dealer relationships. Although our presence is well-established throughout the country, we believe that we still have opportunities to build market share, especially in those states that we entered since 1994. In addition, we have improved our dealer education and delivery systems in order to increase the ratio of contracts purchased to the number of applications received from a dealer, thereby improving the efficiency of our dealer relationships. We are also seeking to increase contract purchases through new dealer programs targeting high volume, multiple location dealers. These programs focus on creating relationships with dealers to achieve higher contract originations and improving efficiencies. On a limited basis, we also originate loans directly from consumers and purchase loans from other automobile finance companies. Additionally, we continue to explore other distribution channels, including the Internet. In December 2001, we acquired an interest in DealerTrack Holdings, Inc., also known as DealerTrack, an Internet business-to-business portal that brings together finance companies and dealers. DealerTrack has signed up over 100 finance companies and approximately 24,000 dealers. As of December 31, 2004, we owned approximately 6.3% of DealerTrack. Currently, over 80% of our applications are processed through DealerTrack.
      We currently have a 2% market share of the United States auto finance industry. However, we are the largest originator of pre-owned automobile contracts in California, by a two to one margin to our nearest competitor, with a 9% market share. Our leading market share in California enables us to earn a higher risk-adjusted margin in this market. We are seeking to expand our market share in other states to achieve similar returns.

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
      The following table shows the risk adjusted margins on contracts originated over the past five years:

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

Weighted average coupon(1)	9.88%	10.03%	11.35%	12.74%	13.95%
Interest on borrowings(1)	3.17	2.70	3.74	5.37	6.74

Net interest margins	6.71	7.33	7.61	7.37	7.21
Credit losses(2)	1.99	2.60	2.77	2.27	1.91

Risk-adjusted margins	4.72%	4.73%	4.84%	5.10%	5.30%

(1)	Represents the rate on contracts originated during the periods indicated.

(2)	Represents the rate on managed contracts during the periods indicated.

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
      As a result of these efforts, over the last five years we have reduced our operating costs as a percent of managed contracts to 2.2% for 2004 from 3.1% in 2000. We will continue to evaluate new technology and best practices to further improve our operating efficiencies.

Generate Low Cost Liquidity Through Our Funding Sources, Including Positive Operating Cash Flows
      Cash flows from our operations provide a significant source of liquidity for us. In addition, we are able to raise additional liquidity through the asset-backed securities market. Over the last year we held an average of approximately $654 million of unencumbered automobile contracts on our balance sheet, which provides another source of liquidity.

Record High Quality Earnings and Maintain a Conservative, Well-Capitalized Balance Sheet
      Presenting high quality earnings and maintaining a conservative, well-capitalized balance sheet have been our focus since our founding in 1972. We believe this strategy ensures success over the long term, rather than providing extraordinary short-term results. Components of this strategy include accounting for our automobile securitizations as secured financings rather than sales, maintaining appropriate allowances for credit losses and holding a strong capital position.
      Since March 2000, we have structured our automobile contract securitizations as secured financings. By accounting for these securitizations as secured financings, the contracts and asset-backed notes issued remain on our balance sheet with the earnings of the contracts in the trust and the related financing costs reflected over the life of the underlying pool of contracts as net interest income on our Consolidated Statements of Income. Additionally, no retained interest in securitized assets, also known as RISA, is recorded on the balance sheet and no corresponding non-cash gain on sale is recorded on the income statement. The RISA must be written off over the life of a securitization. This asset is subject to impairment if assumptions made about the performance of a securitization are not realized. At December 31, 2002, the RISA created from asset-backed securities issued prior to April 2000 had been fully amortized.
      Our allowance for credit losses was $252 million at December 31, 2004 compared with $240 million at December 31, 2003. The increase in the allowance for credit losses was the result of a higher level of automobile contracts held on balance sheet. The allowance for credit losses as a percentage of owned contracts outstanding was 2.6% at December 31, 2004 compared with 2.8% at December 31, 2003. Based on the analysis we performed related to the allowance for credit losses as described in “Note 1 — Summary of Significant Accounting Policies” in our Consolidated Financial Statements, we believe that our allowance for credit losses is currently adequate to cover probable losses in our contract portfolio that can be reasonably estimated.
      Total shareholders’ equity, excluding accumulated other comprehensive loss, was $1.0 billion or 10.4% of total assets at December 31, 2004. This compares with total shareholders’ equity of $852 million or 8.7% of total assets at December 31, 2003.
Operations

Locations
      We currently originate contracts nationwide through our 42 offices. Each regional business center manager is accountable for the performance of contracts originated in that office throughout the life of the contracts, including acquisition, underwriting, funding and collection. We have two national service centers located in California and Texas with functions including data verification, records management, remittance processing, customer service call centers, automated dialers and asset recovery. We also maintain four regional bankruptcy and remarketing centers. Our corporate offices are located in Irvine, California.

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

      Business development representatives target selected dealers within their territory based upon volume, potential for business, financing needs of the dealers, and competitors that are doing business with such dealers. Before we decide to do business with a new dealer, we perform a review process of the dealer and its business. If we then determine to proceed, we enter into a non-exclusive dealership agreement with the dealer. This agreement contains certain representations regarding the contracts the dealer will sell to us. Due to the non-exclusive nature of our relationship with dealers, the dealers retain discretion to determine whether to sell contracts to us or another financial institution. The business development representative is responsible for educating the dealers’ finance managers about the types of contracts that meet our underwriting standards. We believe this educational process helps to minimize the number of applications we receive that are outside of our underwriting guidelines, thereby increasing our efficiency and lowering our overall cost to originate contracts.
      After the dealer relationship is established, the business development representative continues to actively monitor the relationship with the objective of maximizing the overall profitability of each dealer relationship within his or her territory. This includes monitoring the number of approved applications received from each dealer that are converted into contracts, verifying that the contracts meet our underwriting standards, monitoring the risk-based pricing of contracts acquired and reviewing the actual performance of the contracts purchased. To the extent that a dealer does not meet minimum conversion ratios, lending volume standards or overall profitability targets, the dealer may be precluded from sending us applications in the future. Our dealer base increased during the year from approximately 8,000 to 8,200, primarily as a result of us expanding our nationwide presence. Our increase in volume is the result of this increase in our dealer base, in addition to funding more contracts from our existing dealers.

Underwriting and Purchasing of Contracts
      The underwriting process begins when an application is sent to us via the Internet or fax. Internet applications are automatically loaded into our front-end underwriting computer system. Applicant information from faxed applications is manually entered into our front-end system. Once an application is in the front-end system, the system automatically obtains the applicant’s credit bureau information and calculates our proprietary credit score.
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

      The following table sets forth information for contracts originated, contracts managed and the number of dealers in the states in which we operate our business:

	Contracts Originated
	For the Year Ended December 31,			At December 31, 2004

State	2004	2003	2002	Managed Portfolio	Number of Dealers(1)

	(Dollars in thousands)
California	$2,569,659	$2,228,877	$2,091,347	$4,298,323	2,973
Washington	393,675	373,111	310,189	649,237	517
Arizona	337,670	299,918	283,528	605,388	473
Texas	244,456	204,065	171,761	427,999	760
Oregon	219,666	206,875	214,683	373,529	476
Virginia	215,054	162,148	123,403	339,472	449
New York	174,508	117,377	63,519	255,041	360
Nevada	172,531	142,957	131,094	269,562	155
Illinois	167,334	147,635	104,576	274,709	508
Ohio	162,936	161,846	171,109	350,790	741
Florida	162,866	132,238	147,931	304,737	693
Colorado	161,998	248,667	200,153	356,970	316
North Carolina	142,731	148,786	144,859	293,720	524
Idaho	142,336	129,838	102,475	233,440	192
Georgia	134,693	98,224	77,294	224,316	424
Michigan	122,840	109,323	82,542	214,502	378
Maryland	118,727	100,620	62,145	189,374	251
Missouri	88,989	77,273	70,070	154,782	324
Tennessee	84,568	90,156	86,228	177,107	309
South Carolina	76,478	88,511	145,892	204,316	300
Utah	75,011	74,993	84,897	139,617	291
New Jersey	70,799	60,255	42,210	119,819	210
Massachusetts	69,999	69,343	39,086	117,625	185
Wisconsin	59,387	52,304	44,318	98,792	220
Pennsylvania	56,202	47,813	50,699	104,689	327
Minnesota	50,056	46,398	29,708	78,686	131
New Mexico	47,519	34,010	23,930	70,959	91
Connecticut	45,291	35,183	22,928	72,337	109
Alabama	38,027	43,343	36,570	82,461	183
Kentucky	37,242	23,112	41,754	70,836	187
Indiana	30,191	46,530	37,904	76,809	227
Delaware	29,195	32,750	26,697	62,396	74
New Hampshire	27,382	32,619	24,275	52,049	91
Kansas	26,386	26,398	19,448	48,139	123
Iowa	21,899	20,712	20,552	37,948	97
Mississippi	10,402	10,245	18,051	29,142	93
Rhode Island	7,126	5,170	4,385	11,204	33
Wyoming	6,848	8,105	12,507	14,884	37
Nebraska	6,839	8,165	9,824	14,471	57
Montana	5,684	3,590		7,085	6
Maine	5,172	3,782	492	7,138	18
Oklahoma	4,538	12,874	27,390	23,186	79
South Dakota	3,553	4,971	3,843	7,101	13
West Virginia	3,223	7,111	9,447	13,104	82
Vermont	3,184	355	21	3,071	10
Hawaii				28	12

Total	$6,634,870	$5,978,576	$5,415,734	$11,560,890	14,109

(1)	Represents number of dealers from which contracts were originated that remain outstanding in our servicing portfolio at December 31, 2004.

Servicing of Contracts
      We service all of the contracts we purchase, both those held by us and those sold in automobile securitizations. The servicing process includes collecting and processing payments, responding to borrower inquiries, maintaining the security interest in the vehicle, maintaining physical damage insurance coverage and repossessing and selling collateral when necessary. We utilize a decision support system that incorporates behavioral scoring models and we purchase credit bureau information on all borrowers, which is updated each quarter. We believe these processes are the most efficient and effective collection methods.
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
      If an account is delinquent and satisfactory payment arrangements are not made, the automobile is generally repossessed within 60 to 90 days of the date of delinquency, subject to compliance with applicable law. We use independent contractors to perform repossessions. The automobile remains in our custody for 10 days, or longer if required by applicable law, to provide the obligor the opportunity to redeem the automobile. If after the redemption period the delinquency is not cured, we write down the vehicle to fair value and reclassify the contract as a repossessed asset. After the redemption period expires, we prepare the automobile for sale. We sell substantially all repossessed automobiles through wholesale automobile auctions, subject to applicable law. We do not provide the financing on repossessions sold. We use regional remarketing departments to sell our repossessed vehicles. Once the vehicles are sold, we charge off any remaining deficiency balances. At December 31, 2004, repossessed automobiles outstanding managed by us were $8.0 million or 0.07% of the total managed contract portfolio compared with $10.3 million or 0.10% of the total managed contract portfolio at December 31, 2003.
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

Transactions with Related Parties
Relationship with the Bank and its Controlling Parties
      We believe that the transactions with affiliates described below are on terms no less favorable to us than could be obtained from unaffiliated parties. These transactions were approved by our Board of Directors and the Boards of Directors of the Bank, Westcorp and other subsidiaries, including their respective independent directors.
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
      We borrowed $150 million from the Bank under the terms of a $150 million note, as amended. This note’s original maturity was August 1, 2007, although we paid off this note in the third quarter of 2004. Interest payments on the $150 million note were due quarterly in arrears, calculated at the rate of 8.875% per annum. Pursuant to the terms of this note, we could not incur any other indebtedness that was senior to the obligations evidenced by this note except for (i) indebtedness collateralized or secured under the $1.8 billion line of credit discussed below and (ii) indebtedness for similar types of warehouse lines of credit. We made principal payments on this note totaling $101 million and $7.2 million during the years ended December 31, 2004 and 2003, respectively. There was no amount outstanding on this note at December 31, 2004 compared with $101 million at December 31, 2003. Interest expense on this note totaled $5.0 million, $9.1 million and $12.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Additionally, we borrowed $300 million from the Bank under the terms of a $300 million note in May 2002. This note matures on May 15, 2012. Interest payments on the $300 million note are due semi-annually, in arrears, calculated at the rate of 10.25% per annum. Pursuant to the terms of this note, we may not incur any other indebtedness that is senior to the obligations evidenced by this note except for (i) indebtedness under the $150 million note, (ii) indebtedness collateralized or secured under the $1.8 billion line of credit and (iii) indebtedness for similar types of warehouse lines of credit. There was $300 million outstanding on this note at December 31, 2004 and 2003. Interest expense on this note totaled $30.8 million, $30.8 million and $20.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      We have a line of credit extended by the Bank permitting us to draw up to $1.8 billion as needed to be used in our operations. We do not pay a commitment fee for this line of credit. The line of credit terminates on December 31, 2009. There was $161 million outstanding at December 31, 2004 and no amount outstanding at December 31, 2003. The average amount outstanding on the line was $20.5 million for 2004 and $14.7 million for 2003. The $1.8 billion line of credit carries an interest rate based on the one-month London Interbank Offered Rate, also known as LIBOR, plus an interest spread of 125 basis points when unsecured and 90 basis points when secured. The Bank has the right under this line of credit to refuse to permit additional amounts to be drawn if, in the Bank’s discretion, the amount sought to be drawn will not be used to finance the purchase of contracts or other working capital requirements.
      Some of our subsidiaries have entered into lines of credit with the Bank. These lines permit our subsidiaries to draw up to a total of $320 million to fund activities related to our securitizations. The $320 million in lines of credit terminate on January 1, 2010, although the terms may be extended by these subsidiaries for additional periods of up to 60 months. At December 31, 2004, the amount outstanding on these lines of credit totaled $52.7 million compared with $21.8 million at December 31, 2003. These lines of credit with the Bank held by our subsidiaries carry an interest rate based on the one-month LIBOR on the last day of the prior month plus an interest spread of 335 basis points when unsecured and 275 basis points when secured.
      Interest on the amounts outstanding under the lines of credit is paid monthly, in arrears, and is calculated on the daily average amount outstanding that month. Interest expense for these lines of credit totaled

$1.8 million, $1.0 million and $3.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. For the years ended December 31, 2004, 2003 and 2002, the weighted average interest rates for the lines of credit were 3.38%, 2.28% and 2.74%, respectively. At December 31, 2004, 2003 and 2002, the weighted average interest rates for the lines of credit were 3.65%, 2.28% and 2.55%, respectively.
Short-Term Investment — Parent
      We invest our excess cash at the Bank under an investment agreement. The Bank pays us an interest rate on this excess cash equal to the one-month LIBOR. The weighted average interest rate was 1.37%, 1.23% and 1.77% for the years ended December 31, 2004, 2003 and 2002, respectively. We held no amounts and $764 million excess cash with the Bank under the investment agreement at December 31, 2004 and 2003, respectively. The average investment was $529 million during 2004 compared with $660 million during 2003. Interest income earned by us under this agreement totaled $7.5 million, $8.2 million and $10.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The interest rate was 2.29% at December 31, 2004 compared with 1.17% at December 31, 2003.
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
      In accordance with these agreements, the Bank and WFAL2 pledge property owned by each of them for the benefit of the trustee of each trust and the surety. We paid the Bank a fee equal to 55 basis points of the amount of collateral pledged by the Bank as consideration for the pledge of collateral and for our access to cash under the WFS Reinvestment Contract in 2004. Prior to January 1, 2004, this fee was 12.5 basis points. We paid the Bank $4.2 million, $1.2 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, for this purpose. As WFAL2 directly utilizes the cash made available to it to purchase contracts for its own account from us, no additional consideration from us is required to support WFAL2’s pledge of its property under the agreement with Financial Security Assurance Inc., also known as FSA. While we are under no obligation to repurchase contracts from WFAL2, to the extent WFAL2 needs to sell any such contracts to fund its repayment obligations under the trust reinvestment contracts, it is anticipated that we would prefer to purchase those contracts than for WFAL2 to sell those contracts to a third party. The WFS Reinvestment Contract, by its terms, is to remain in effect so long as any of the trust reinvestment contracts are an eligible investment for the related securitization. There was $465 million and $789 million outstanding on the trust reinvestment contracts at December 31, 2004 and 2003, respectively.
Whole Loan Sales
      We sold $1.5 billion and $1.7 billion of contracts to Westcorp in whole loan sales for the years ended December 31, 2004 and 2003, respectively. We sold no contracts to Westcorp for the year ended December 31, 2002. In these transactions, we received cash for the amount of the principal outstanding on the contracts plus a premium of $48.5 million and $49.7 million for the years ended December 31, 2004 and 2003, respectively. These premiums were recorded as a cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities. These contracts were subsequently securitized by Westcorp and continue to be managed by us under the terms of the transactions.
Tax Sharing Agreement
      We and our subsidiaries are parties to an amended tax sharing agreement with Westcorp, the Bank and other subsidiaries of Westcorp, pursuant to which a consolidated federal tax return is filed for all of the parties to the agreement. Under this agreement, the tax due by the group is allocated to each member based upon the relative percentage of each member’s taxable income to that of all members. Each member pays Westcorp its estimated share of tax liability when otherwise due, but in no event may the amount paid exceed the amount of tax that would have been due if a member were to file a separate return. A similar process is used with respect to state income taxes for those states that permit the filing of a consolidated or combined return. Each company pays its own tax liabilities to states that require the filing of separate tax returns. The term of the amended tax sharing agreement commenced on the first day of the consolidated return year beginning January 1, 2002 and continues in effect until the parties to the tax sharing agreement agree in writing to terminate it. See “Note 14 — Income Taxes” in our Consolidated Financial Statements.
Management Agreements
      We have entered into certain management agreements with the Bank and Westcorp pursuant to which we pay an allocated portion of certain costs and expenses incurred by the Bank and Westcorp with respect to services or facilities of the Bank and Westcorp used by us or our subsidiaries, including our principal office facilities, our field offices, and overhead and associate benefits pertaining to Bank and Westcorp associates who also provide services to us or our subsidiaries. Additionally, as part of these management agreements, the Bank and Westcorp have agreed to reimburse us for similar costs incurred. Net amounts paid to us by the Bank, Westcorp and their affiliates under these agreements were $12.0 million, $9.3 million and $6.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The management agreements may be terminated by any party upon five days prior written notice without cause, or immediately in the event of the other party’s breach of any covenant, obligation, or duty contained in the applicable management agreement or for violation of law, ordinance, statute, rule or regulation governing either party to the applicable management agreement.
      On January 1, 2004, we entered into a services agreement with Western Financial Associate Solutions, also known as WFAS, a subsidiary of the Bank, pursuant to which we transferred our human resources function and the majority of our employees to WFAS, and WFAS provides us employees to perform certain business functions and provides human resource functions for our remaining employees. We paid WFAS $149 million during 2004 for its services. This service agreement may be terminated by any party upon 30 days prior written notice without cause, or immediately in the event of the other party’s breach of any covenant, obligation, or duty contained in the applicable management agreement or for violation of law, ordinance, statute, rule or regulation governing either party to the applicable management agreement.
Supervision and Regulation
General
      The following discussion describes federal and state laws and regulations that have a material effect on our business. These laws and regulations generally are intended to protect consumers, depositors, federal deposit insurance funds and the banking system as a whole, rather than stockholders and creditors. To the extent that this section refers to statutory or regulatory provisions, it is qualified in its entirety by reference to these provisions. The federal banking regulatory agencies have substantial enforcement powers over the depository institutions that they regulate. Civil and criminal penalties may be imposed on such institutions and persons associated with those institutions for violations of laws or regulation. Further, these statutes and regulations are subject to change by Congress and federal or state regulators. A change in the laws, regulations or regulatory policies applicable to us could have a material effect on our business.

Bank Operations
      The Bank and its subsidiaries are subject to examination and comprehensive regulation and reporting requirements by the OTS, the Bank’s primary federal regulator, as well as by the FDIC. The OTS is required to conduct a full scope, on-site examination of the Bank every twelve months, with the examination costs assessed against the Bank. In addition, the Bank is subject to regulation by the Board of Governors of the Federal Reserve System, which governs reserves required to be maintained against deposits and other matters. The Bank also is a member of the FHLB of San Francisco, one of twelve regional banks for federally insured savings and loan associations and banks comprising the FHLB System. The FHLB System is under the supervision of the Federal Housing Finance Board. In addition, various other laws and regulations, such as the Gramm-Leach-Bliley Financial Modernization Act, Federal Home Loan Bank Act, Community Reinvestment Act, Sarbanes-Oxley Act of 2002, and USA Patriot Act, directly or indirectly affect our business.
      Since we are owned by the Bank, a federal savings association, we are subject to regulation and examination primarily by the OTS as well as by the FDIC. Our service corporation subsidiaries also are subject to regulation by the OTS and other applicable federal and state agencies. We and certain of our other subsidiaries are further regulated by various departments or commissions of the states in which they do business.
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
Affiliate Transaction Restrictions
      The Home Owners’ Loan Act, also known as HOLA, and regulations of the OTS that incorporate Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder, limit the type of activities and investments in which the Bank or its subsidiaries may participate if the investment or activity involves an affiliate of the Bank. In addition, transactions between the Bank or its subsidiaries and an affiliate must be on terms that are at least as favorable to the Bank or its subsidiaries as are the terms of the transactions with unaffiliated companies. Sections 23A and 23B and Regulation W limit the risks to a bank from transactions between the bank and its affiliates and limit the ability of a bank to transfer to its affiliates the benefits arising from the bank’s access to insured deposits, the payment system and the discount window and other benefits of the Federal Reserve System. The statute and rule impose quantitative and qualitative limits on the ability of a bank to extend credit to, or engage in certain other transactions with, an affiliate (and a nonaffiliate if an affiliate benefits from the transaction). The OTS enforces Sections 23A and 23B and Regulation W to the extent applicable to the Bank. This permits the OTS to, as necessary, limit transactions between Westcorp, the Bank, and the subsidiaries or affiliates of Westcorp or the Bank, and limit any of Westcorp’s activities that might create a serious risk that the liabilities of Westcorp and its affiliates may be imposed on the Bank.

Investment Restrictions
      HOLA regulations limit certain of the Bank activities and the activities of our operating subsidiaries to a percentage of the Bank’s total consolidated assets, excluding for these purposes, assets held by our service corporations. The Bank is precluded from holding consumer loans, including automobile contracts, on its consolidated balance sheet, in an aggregate principal balance in excess of 30% of its total consolidated assets. The limitation is increased to 35% of consolidated assets if all of the consumer loans in excess of the 30% limit are obtained by the Bank and its operating subsidiaries directly from consumers. Our securitization activities are structured to enable the Bank to remove securitized automobile contracts from the HOLA consumer loan limitation calculation. As a result, securitized automobile contracts are not included in the calculation of the percentage of the Bank’s consolidated assets subject to either the 30% or 35% limitation on consumer loans. The Bank is precluded from holding commercial loans, including loans to our service corporations, on its consolidated balance sheet, in an aggregate principal balance in excess of 10% of its total consolidated assets. Commercial loans secured by real estate and small business loans with $2.0 million or less in outstanding principal are not included in the calculation of the percentage of commercial loans. The Bank is precluded from investing more than 2% of its consolidated assets in service corporations, although it may invest an additional 1% in service corporations devoted to community service activities as specified in the regulations. Retained earnings or losses from the operations of our service corporations are not included in the calculation of its investment in service corporations.
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
      HOLA mandates that the OTS promulgate capital regulations that include capital standards no less stringent than the capital standards applicable to national banks. The OTS in its regulations has defined total risk-based capital as core capital plus supplementary capital less direct equity investments not permissible to national banks (subject to a phase-in schedule) and reciprocal holdings that other depository institutions may count in their regulatory capital. Supplementary capital is limited to 100% of core capital. Supplementary capital is comprised of permanent capital instruments not included in core capital, general valuation loan and lease loss allowance, and maturing capital instruments such as subordinated debentures. The amount of general valuation loan and lease allowance that may be included in supplementary capital is limited to 1.25% of risk-weighted assets. At December 31, 2004, the Bank had one debenture issuance remaining, with an outstanding balance, excluding discounts and issuance costs, of $300 million and an interest rate of 9.625% due in 2012. Pursuant to the approval from the OTS to treat those debentures as supplementary capital, the total amount of debentures issued by the Bank that may be included as supplementary capital may not exceed the total amount of the Bank’s core capital. Presently, $296 million is included as supplementary capital. The 9.625% debentures will not begin to be phased out as supplementary capital until May 15, 2007.
      The Bank currently meets all capital requirements to which it is subject and satisfies the requirements of a “well capitalized” institution. Because the Bank is “well capitalized,” it may accept brokered deposits without restriction. Federal regulators must take prompt corrective action to resolve the problems of insured depository institutions that fall below certain capital ratios.

Safety and Soundness Standards
      The federal banking agencies have adopted guidelines establishing safety and soundness standards for all insured depository institutions. Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted.
Distributions
      The OTS has adopted regulations for determining if capital distributions of a savings association are permitted. Capital distributions are permissible unless the savings association would be undercapitalized, the proposed distribution raises safety and soundness concerns, or violates a prohibition in any statute, regulation or agreement between the Bank and the OTS. The Bank also is subject to certain limitations on the payment of dividends by the terms of the indentures for its debentures. Those limitations are more severe than the OTS capital distribution regulations. Under the most restrictive of those limitations arising in connection with the Bank’s sale of debentures, the greatest capital distribution that the Bank could currently make is $358 million.
Subprime Lending Programs
      The OTS, along with other federal banking regulatory agencies, has adopted guidance pertaining to subprime lending programs. Pursuant to the guidance, lending programs that provide credit to borrowers whose credit histories reflect specified negative characteristics, such as recent bankruptcies or payment delinquencies, are deemed to be subprime lending programs. Many of the loans that we originate possess one or more of the factors identified in the guidance as indicative of a subprime loan. Pursuant to the guidance, examiners may require that an institution with a subprime lending program hold additional capital that ranges from one and one-half to three times the normal capital required for similar loans made to borrowers who are not subprime borrowers. Because many of the loans we originate possess one or more of the factors identified in the guidance as indicative of a subprime loan, the Bank maintains its capital levels higher than those otherwise required by the OTS. The maintenance of higher capital levels by the Bank may slow our growth, require us to raise additional capital or sell assets, all of which would negatively impact our earnings. We cannot predict whether the Bank will be required by the OTS to hold additional capital with respect to those automobile contracts we hold as to which the borrowers are deemed by the OTS to be subprime borrowers.
Community Reinvestment Act
      The Bank is subject to certain requirements and reporting obligations involving activities in connection with the Community Reinvestment Act, also known as the CRA. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low-and moderate-income neighborhoods. The CRA further requires the agencies to take into account a financial institution’s record of meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending, service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank’s most recent rating was “satisfactory.”
Other Consumer Protection Laws and Regulations
      Examination and enforcement have become intense, and banks have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations. In addition to the other laws and regulations discussed herein, the Bank is subject to certain consumer and public interest laws and regulations that are designed to protect customers in transactions with banks and certain other financial services companies. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Right to Financial Privacy Act, as well as various state consumer protection laws. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. We also are subject to the federal Servicemembers Civil Relief Act and similar state laws affecting enforcement of loans to those in military service. The Bank must comply with the applicable provisions of these laws and regulations as part of its ongoing customer relations. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers and the loss of certain contractual rights. The installment sales contracts purchased by us are typically subject to stringent state laws. Violations of these state laws by the sellers could subject us, as the holder of the contracts, to severe remedies, including, in some instances, the loss of the right to collect interest or principal.
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
California Franchise Tax and Other State Provisions
      At the end of 2004, we had a tax presence in approximately 39 states. However, we expect that approximately 50% of the activity of the group and the resulting income will be taxed as California source income, with the remaining amounts apportioned or allocated outside California.
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
      We compute our taxable income for California purposes on a unitary basis, or as if we were one business unit, and file one combined California franchise tax return with Westcorp and its other subsidiaries excluding Westhrift Life Insurance. The California Franchise Tax Board has completed an examination of tax years 1998 through 2001.
Subsidiaries
      The following subsidiaries are included in our Consolidated Financial Statements.
WFS Financial Auto Loans, Inc.
      WFAL was a wholly owned, Nevada based, limited purpose service corporation subsidiary. WFAL was organized primarily for the purpose of purchasing contracts that we originated and securitizing them in the asset-backed securities market. All sales to securitization trusts directly from WFAL were treated as sales for accounting purposes. WFAL had not purchased any automobile contracts since March 2000. In January 2003, we regained control over the assets of the outstanding securitization trusts accounted for as sales for accounting purposes and consolidated all remaining contracts and related notes payable on automobile secured financing outstanding under these trusts. At December 31, 2004, WFAL had been dissolved.
WFS Financial Auto Loans 2, Inc.
      WFAL2 is a wholly owned, Nevada based, limited purpose operating subsidiary. WFAL2 purchases contracts that are then used as collateral for its reinvestment contract activities. See “Transactions with Related Parties — Reinvestment Contracts.”
WFS Funding, Inc.
      WFS Funding, Inc., also known as WFSFI, is a wholly owned, Nevada based, limited purpose service corporation subsidiary. WFSFI was incorporated for the purpose of providing conduit financings.
WFS Investments, Inc.
      WFS Investments, Inc. also known as WFSII, was a wholly owned, California based, limited purpose operating subsidiary. WFSII was incorporated for the purpose of purchasing limited ownership interests in owner trusts in connection with securitization transactions. WFSII was limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose. At December 31, 2004, WFSII had been dissolved.
WFS Receivables Corporation
      WFS Receivables Corporation, also known as WFSRC, is a wholly owned, Nevada based, limited purpose service corporation subsidiary. WFSRC was incorporated for the purpose of purchasing contracts that we originate and securitizing them in the asset-backed securities market. Securitizations originated by WFSRC are guaranteed under a financial guaranty insurance policy issued by FSA. Securitization transactions in which contracts are sold through WFSRC are treated as secured financings for accounting purpose. At December 31, 2004, WFSRC had $1.8 billion in notes payable on automobile secured financing outstanding.
WFS Receivables Corporation 3
      WFS Receivables Corporation 3, also known as WFSRC3, is a wholly owned, Nevada based, limited purpose service corporation subsidiary. WFSRC3 was organized for the purpose of purchasing contracts that we originate and securitizing them in the asset-backed securities market. Securitizations originated by WFSRC3 include senior notes that are credit enhanced through the issuance of subordinated notes. Securitization transactions in which contracts are sold through WFSRC3 are treated as secured financings for accounting purposes. At December 31, 2004, WFSRC3 had $6.3 billion in notes payable on automobile secured financing outstanding.
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
Associates
      At December 31, 2004, we had 12 full-time associates and one part-time associate, and we contracted 2,032 full-time and 49 part-time associates from Western Financial Associate Solutions, a subsidiary of the Bank. None of our associates are represented by a collective bargaining unit or union. We believe that we have good relations with our associates.

Item 2.	Properties
      At December 31, 2004, we owned one property in Texas. Additionally, we leased 42 properties at various locations in various states.
      Our executive offices are located at 23 Pasteur, Irvine, California and are leased from the Bank. The remaining owned and leased properties are used as automobile lending regional business centers and other operating centers. At December 31, 2004, the net book value of property and leasehold improvements was approximately $15.4 million.

Item 3.	Legal Proceedings
      We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business, including Lee, et al v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (raising claims under the Equal Credit Opportunity Act) and Thompson, et al v. WFS Financial Inc, California Superior Court, County of Alameda Civil Action No. RG03088926, Court of Appeal No. A104967 (raising claims under California’s Unfair Competition Law and related claims). We reached a settlement in the Lee, et al v. WFS Financial Inc and Thompson, et al v. WFS Financial Inc cases. The United States District Court, Middle District of Tennessee at Nashville, granted final approval of these settlements and entered judgment on November 15, 2004, and the settlement became effective on December 20, 2004 after the expiration of the time for appeal. The pending appeal in the Thompson, et al v. WFS Financial Inc case was dismissed on December 15, 2004, pursuant to the terms of the settlement.
      Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by Westcorp and us that Westcorp was commencing an exchange offer for our outstanding public shares were filed in the Orange County, California Superior Court against Westcorp, us, our individual board members, and individual board members of Westcorp. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559, also know as the Action. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No. 04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation. The lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. The parties have tentatively agreed to a full and final resolution of the Action and, on January 19, 2005, the parties entered into a Memorandum of Understanding, also known as the MOU, concerning the terms of the tentative settlement. The parties are in the process of preparing a formal settlement agreement based on the terms of the MOU and will present it to the Court for approval. Pursuant to the terms of the MOU, the parties have agreed, among other things, that additional disclosures will be made in Westcorp’s Registration Statement on Form S-4 (as filed with the SEC on July 16, 2004), the claims asserted in the Action will be fully released, and the Action will be dismissed with prejudice. Further, pursuant to the MOU, we have agreed to pay plaintiffs’ attorneys’ fees and expenses in the amount of $675,000, or in such lesser amount as the Court may order.
      We do not believe that the outcome of any of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Price Range by Quarter
      Our common stock has been publicly traded since 1995 and is currently traded on the Nasdaq National Market®, also known as Nasdaq, identified by the symbol, WFSI. The following table illustrates the high and low sale prices by quarter in 2004 and 2003, as reported by Nasdaq, which prices are believed to represent actual transactions:

	2004		2003

	High	Low	High	Low

First Quarter	$45.23	$37.90	$25.25	$16.54
Second Quarter	50.89	40.03	33.99	18.90
Third Quarter	50.98	43.82	40.89	31.76
Fourth Quarter	50.95	41.05	45.40	36.79
      We had 2,298 shareholders of our common stock at February 28, 2005. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.
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
      The following table presents summary audited financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	At or For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share amounts)
Consolidated Summary of Operations:
Interest income	$900,135	$993,004	$820,449	$545,782	$314,120
Interest expense	316,324	391,401	349,512	232,776	130,578

Net interest income	583,811	601,603	470,937	313,006	183,542
Provision for credit losses	192,315	233,800	249,093	144,130	68,962

Net interest income after provision for credit losses	391,496	367,803	221,844	168,876	114,580
Noninterest income	154,780	142,498	119,302	137,567	184,642
Noninterest expense	245,384	241,394	212,904	205,292	188,634

Income before income tax	300,892	268,907	128,242	101,151	110,588
Income tax	118,651	106,519	46,152	39,503	44,216

Net income	$182,241	$162,388	$82,090	$61,648	$66,372

Weighted average number of shares and common share equivalents — diluted	41,079,337	41,069,263	39,993,524	32,398,357	28,283,735
Earnings per common share — diluted	$4.44	$3.95	$2.05	$1.90	$2.35

Consolidated Summary of Financial Condition:
Contracts receivable, net	$9,310,592	$8,476,571	$7,747,830	$5,092,212	$2,978,341
Total assets	9,949,218	9,768,760	8,861,466	5,490,757	3,575,137
Lines of credit — parent	213,741	21,811	62,048	421,175	235,984
Notes payable — parent	300,000	400,820	408,010	67,500	146,219
Notes payable on automobile secured financing	8,105,275	8,157,601	7,394,943	4,005,925	2,249,363
Total shareholders’ equity	1,030,477	818,869	634,532	465,293	317,205
Other Selected Financial Data:
Average managed automobile contracts	$11,113,411	$10,051,754	$8,845,635	$7,576,681	$6,076,814
Average shareholders’ equity(1)	$951,254	$763,056	$622,808	$425,910	$278,142
Return on average shareholders’ equity(1)	19.16%	21.28%	13.18%	14.47%	23.86%
Book value per share(1)	$25.20	$20.76	$16.78	$14.20	$11.16
Equity to assets ratio(1)	10.39%	8.72%	7.83%	9.01%	8.88%
Automobile contract originations	$6,634,870	$5,978,576	$5,415,734	$4,863,279	$4,219,227
Interest rate spread	5.88%	5.97%	6.27%	7.56%	6.64%

(1)	Accumulated other comprehensive loss excluded from shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      Noninterest income is primarily made up of revenues generated from the sale and servicing of contracts. The primary components of noninterest income include late charges and other collection related fee income on managed contracts, gain on sale of contracts sold to Westcorp through whole loan sales, contractual servicing income and retained interest income or expense. We continue to manage contracts sold to Westcorp, so we receive servicing fees and other ancillary income on those contracts. Since March 2000, we have structured our securitizations as secured financings and no longer record non-cash gain on sale at the time of each securitization or subsequent contractual servicing and retained interest income, the valuation of which is based upon subjective assumptions. Rather, the earnings of the contracts in the trust and the related financing costs are reflected over the life of the underlying pool of contracts as net interest income.
      The following are highlights for 2004:

•	We produced record earnings of $182 million in net income, a 12% increase over 2003.

•	Earnings per share increased to a record $4.44 per share.

•	Net interest income declined 3% to $584 million while risk-adjusted spreads were nearly identical to 2003 at 5.88%.

•	Credit losses declined in 2004 to 1.99% of contracts.

•	Operating expenses represent 2.21% of average managed contracts, our most efficient year ever.

•	We originated $6.6 billion in automobile contracts through our relationships with 8,200 dealers throughout the country.

•	Our portfolio of automobile contracts of $11.6 billion consists of more than 80% prime credit quality contracts.

•	Delinquencies at year end were 2.24% of total outstanding contracts, which is 0.66% lower than a year earlier.

•	We maintained a successful securitization program by continuing to offer senior/subordinated securities on a regular basis.

•	We managed $10.3 billion of automobile-backed securities outstanding under our securitization program.
Business Risks
      Our operating results and financial condition could be adversely affected by any of the following business risks. In addition to the risks described below, we may encounter risks that are not currently known to us or that we currently deem immaterial, which may also impair our business operations.

Risks Related to the Merger

Anticipated benefits of the merger may not be realized.
      Westcorp’s board of directors and our board of directors each believe that conversion of the Bank from a federal savings bank to a California state commercial bank and the merger of us with and into the Bank will yield certain benefits. These anticipated benefits are based on certain assumptions and, if the merger is consummated, the combined company may not realize the anticipated benefits of the merger to the extent or in the timeframe anticipated.

Westcorp’s operating results may suffer as a result of purchase accounting treatment.
      Westcorp will account for the merger if consummated, using the purchase method of accounting under generally accepted accounting principles in the United States, also known as GAAP. Under the purchase method of accounting, Westcorp will record the market value of its common stock issued in connection with the merger and the amount of direct transaction costs as the cost of acquiring our minority interest. Westcorp will allocate that cost to the individual assets acquired and liabilities assumed. As a result, purchase accounting treatment of the merger could adversely impact Westcorp’s income, which could have an adverse effect on the market value of Westcorp common stock following completion of the merger.

If the conversion and merger are not completed, Westcorp and our stock prices and future business and operations could be harmed.
      If the current market prices of Westcorp’s and our common stock reflect an assumption that the merger will be completed, the price of our respective securities may decline if the merger is not completed. In addition, Westcorp’s and our costs related to the merger, including legal, accounting and other fees, must be paid and expensed even if the merger is not completed.

The completion of the merger is subject to the satisfaction of conditions.
      Westcorp’s obligation and our obligation to complete the merger are subject to the satisfaction or waiver, where permissible, of certain conditions set forth in the merger agreement. Some of these conditions cannot be waived, including obtaining the requisite approval of our minority shareholders and converting the Bank from a federal savings bank to a California state commercial bank. If the conditions of the merger are not satisfied or waived (to the extent any such conditions may be waived), the merger will not be completed. Among the conditions that cannot be waived is that Westcorp must be approved by the Federal Reserve to become a bank holding company. The Federal Reserve has not yet approved Westcorp’s application to become a bank holding company, and may impose conditions to such approval that are not acceptable to us.
      In addition, pursuant to the terms of the merger agreement, because the merger was not consummated on or prior to February 28, 2005, any party to the merger agreement has the right to unilaterally terminate the agreement.

If the conversion and merger are not consummated, we may need to make significant changes in our operations or corporate structure.
      If the conversion and merger are not consummated, the regulatory requirements imposed by HOLA, particularly the limitations on the percentage of the Bank’s assets that may be invested in consumer loans and the guidance issued by the OTS as to the amount of capital that must be held with respect to loans which the OTS deems to be subprime, may cause significant changes in our operations or corporate structure. Westcorp may determine to separate our automobile finance business from its banking business, substantially reduce our automobile finance operations or cease operations as a regulated banking entity. It is uncertain whether one or more of these changes in our operations or corporate structure would be more or less profitable than the pending conversion and merger.

Regulatory Requirements May Restrict Our Ability to Do Business
      The Bank and its subsidiaries are subject to inspection and regulation by the OTS pursuant to HOLA. The OTS is the primary federal banking agency responsible for its supervision and regulation. The OTS has the power to enforce HOLA and its regulations by a variety of actions ranging from a memorandum of understanding to cease and desist proceedings under the Federal Deposit Insurance Act. The OTS can take such action based solely upon its determination that we have violated one or more of the laws or regulations to which we are subject or that any aspect of our business is being conducted in an unsafe or unsound manner. As such, the OTS has broad powers to, among other things, require us to change our business practices, hold additional capital and change management. Such action could have a material adverse impact on our business and may impact the price of securities we issue, including our common stock, and access to the capital markets.
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

Other Regulatory and Legislative Requirements May Affect Our Ability to Do Business
      Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance agencies such as us. These rules and regulations generally provide for licensing of sales finance agencies, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. So long as we are an operating subsidiary of the Bank, licensing and certain other of these requirements are not applicable to us due to federal preemption.

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
      We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. There can be no assurance, however, that we will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations. Other legislative and regulatory initiatives that could affect Westcorp, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the U.S. Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject Westcorp and the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which our business would be affected, but a change in the laws, regulations or regulatory policies applicable to us could have a material effect on our business.
      The Bank is subject to routine periodic examinations by the OTS on a variety of financial and regulatory matters. The Bank’s most recent annual safety and soundness examination by the OTS was completed in September 2004.

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

The Ownership of Our Common Stock Is Concentrated, Which May Result in Conflicts of Interest and Actions That Are Not in the Best Interests of Our Other Stockholders
      Ernest S. Rady is the founder, Chairman of the Board of Directors and Chief Executive Officer of Westcorp. Mr. Rady is also the Chairman of the Board of Directors and Chief Executive Officer of the Bank and is our Chairman of the Board of Directors. Mr. Rady is the beneficial owner of approximately 53% of the outstanding shares of common stock of Westcorp and is able to exercise significant control over our company. The Westcorp common stock ownership of Mr. Rady enables him to elect all of Westcorp’s directors and effectively control the vote on all matters submitted to a vote of Westcorp, including mergers, sales of all or substantially all of our assets, “going private” transactions, conversions and other corporate restructurings or reorganizations. Because of the significant block of Westcorp common stock controlled by Mr. Rady, decisions may be made that, while in the best interest of Mr. Rady, may not be in the best interest of other stockholders.

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
Critical Accounting Estimates
      Management’s Discussion and Analysis of Financial Condition and Results of Operations, also known as MD&A, is based on our consolidated financial statements and accompanying notes that have been prepared in accordance with GAAP. Our significant accounting policies are described in “Note 1 — Summary of Significant Accounting Policies” in our Consolidated Financial Statements and are essential in understanding our MD&A. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. We have identified accounting for the allowance for credit losses as the most critical accounting estimate to understanding and evaluating our reported financial results of operations. This estimate is critical because it requires us to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is possible that materially different amounts would be reported under different conditions or using different assumptions. Additionally, the accounting for derivative financial instruments and accrued taxes requires the use of assumptions and accounting estimates that are also inherently subjective.

Allowance for Credit Losses
      The allowance for credit losses is our estimate of probable losses in our loan portfolio as of the balance sheet date. Our determination of the amount of the allowance for credit losses was based on a review of various quantitative and qualitative analyses. Our process for determining the allowance for credit losses is discussed in detail in “Note 1 — Summary of Significant Accounting Policies” in our Consolidated Financial Statements.
      Key analyses considered in the process of establishing our allowance for credit losses include chargeoff trends by loan program, migration analysis of delinquent and current accounts by risk category, analysis of historical cumulative losses, econometric forecasts, the evaluation of the size of any particular asset group, the concentration of any credit tier, the percentage of delinquency, chargeoffs over various time periods and at various statistical midpoints and high points, the severity of depreciated values of repossessions, trends in the number of days repossessions are held in inventory, trends in the number of loan modifications, trends in delinquency roll rates, trends in deficiency balance collections both internally and from collection agencies, trends in custom scores and the effectiveness of our custom scores, and trends in the economy generally or in specific geographic locations. The process of determining the level of the allowance for credit losses based upon the foregoing analyses requires a high degree of judgment. It is possible that others, given the same information, may reach different conclusions and such differences could be material. To the extent that the analyses considered in determining the allowance for credit losses are not indicative of future performance or other assumptions used by us do not prove to be accurate, loss experience could differ significantly from our estimate, resulting in either higher or lower future provision for credit losses.

Derivative Financial Instruments
      We use derivatives in connection with our interest rate risk management activities. We record all derivative instruments at fair value. Fair value information for our derivative financial instruments is reported using quoted market prices for which it is practicable to estimate that value. In cases where quoted market prices are not readily available, fair values are based on estimates using present value or other valuation techniques.
      Some of our derivatives qualify for hedge accounting. To qualify for hedge accounting, we must demonstrate, on an ongoing basis, that our derivatives are highly effective in protecting us against interest rate risk. We employ regression analysis and discounted cash flow analysis to determine the effectiveness of our hedging activity.
      The techniques used in estimating fair values and hedge effectiveness are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. It is possible that others, given the same information, may reach different conclusions and such differences could be material.

Accrued Taxes
      We estimate tax expenses based on the amount we expect to owe various tax jurisdictions. We currently file tax returns in approximately 39 states. Our estimate of tax expense is reported on our Consolidated Statements of Income. Accrued taxes represent the net estimated amount due or to be received from taxing jurisdictions either currently or in the future and are reported as a component of other assets on our Consolidated Statements of Financial Condition. In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position.
      Changes to our estimate of accrued taxes occur periodically due to changes in the tax rates, implementation of new tax planning strategies, resolution with taxing authorities of issues with previously taken tax positions, and newly enacted statutory, judicial and regulatory guidance. These changes, when they occur, affect accrued taxes and could be material. See “Note 14 — Income Taxes” in our Consolidated Financial Statements for additional detail on our income taxes.
Off Balance Sheet Arrangements
      Prior to April 1, 2000, our securitization transactions were structured as sales for accounting purposes. Under this structure, the notes issued by our unconsolidated securitization trusts were not recorded as a liability on our Consolidated Statements of Financial Condition. Effective January 1, 2003, we regained control over assets of the securitization trusts for all of our outstanding securitization transactions treated as sales for accounting purposes, excluding loans sold in whole loan sales. We recorded $525 million of automobile contracts and the related notes payable on automobile secured financing on our Consolidated Statements of Financial Condition and have eliminated all remaining off balance sheet amounts related to these transactions. At December 31, 2004, we had no off balance sheet arrangements.
Results of Operations

Net Interest Income
      Net interest income is affected by our interest rate spread, which is the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities, and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $584 million, $602 million and $471 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decline in net interest income from 2003 to 2004 is attributable to both the decline in our interest bearing assets as a result of whole loan sales and a decrease in interest rate spread. The increase in net interest income from 2002 to 2003 is primarily the result of us holding a greater percentage of contracts on balance sheet even as overall net interest margins declined.

      The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Year Ended December 31,

	2004			2003			2002

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest earning assets:
Contracts receivable(1)	$8,494,542	$888,231	10.46%	$8,721,637	$982,946	11.27%	$6,593,267	$809,663	12.28%
Investment securities	867,372	11,904	1.37	838,285	10,058	1.20	607,504	10,786	1.78

Total interest earning assets	9,361,914	900,135	9.61%	9,559,922	993,004	10.39%	7,200,771	820,449	11.39%
Noninterest earning assets:
Amounts due from trusts							133,973
Retained interest in securitized assets							15,888
Premises and equipment, net	30,700			30,185			32,273
Other assets	347,338			342,156			271,761
Less: Allowance for credit losses	229,695			242,019			167,775

Total	$9,510,257			$9,690,244			$7,486,891

Interest bearing liabilities:
Lines of credit — parent	$54,188	1,831	3.38%	$43,532	993	2.28%	$111,382	3,049	2.74%
Notes payable — parent	356,213	35,739	10.03	402,947	39,888	9.90	335,811	32,751	9.75
Notes payable on automobile secured financing	7,759,865	274,541	3.54	8,215,265	349,359	4.25	5,933,992	312,515	5.27
Other	299,221	4,213	1.41	189,555	1,161	0.61	444,214	1,197	0.27

Total interest bearing liabilities	8,469,487	316,324	3.73%	8,851,299	391,401	4.42%	6,825,399	349,512	5.12%
Noninterest bearing liabilities:
Other liabilities	103,865			123,137			126,802
Shareholders’ equity	936,905			715,808			534,690

Total	$9,510,257			$9,690,244			$7,486,891

Net interest income and interest rate spread		$583,811	5.88%		$601,603	5.97%		$470,937	6.27%

Net yield on average interest earning assets			6.24%			6.29%			6.54%

(1)	For the purpose of these computations, nonaccruing contracts are included in the average loan amounts outstanding.
      The total interest rate spread decreased 9 basis points for 2004 compared with 2003 due to a decrease of 78 basis points in the yield on interest earning assets while the cost of funds decreased 69 basis points. The decrease in the yield on interest earning assets in 2004 was primarily due to a lower interest rate environment. The decrease in the cost of funds in 2004 was primarily due a lower interest rate environment and an improvement of credit spreads on our automobile secured financings.
      The total interest rate spread decreased 30 basis points in 2003 compared with 2002 due to a decrease of 100 basis points in the yield on interest earning assets while the cost of funds decreased 70 basis points. The decrease in the yield on interest earning assets in 2003 was primarily due to our shift to originating a higher percentage of prime credit quality contracts and an overall lower interest rate environment. The decrease in the cost of funds in 2003 was primarily due to a declining interest rate environment.

      The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	2004 Compared to 2003(1)			2003 Compared to 2002(1)

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Increase (decrease) in interest income:
Contracts receivable	$(25,189)	$(69,526)	$(94,715)	$244,238	$(70,955)	$173,283
Investment securities	363	1,483	1,846	3,402	(4,130)	(728)

Total interest income	$(24,826)	$(68,043)	(92,869)	$247,640	$(75,085)	172,555

Increase (decrease) in interest expense:
Lines of credit — parent	$282	$556	838	$(1,612)	$(444)	(2,056)
Notes payable — parent	(4,668)	519	(4,149)	6,627	510	7,137
Notes payable on automobile secured financing	(18,641)	(56,177)	(74,818)	105,023	(68,179)	36,844
Other	934	2,118	3,052	(957)	921	(36)

Total interest expense	$(22,093)	$(52,984)	(75,077)	$109,081	$(67,192)	41,889

(Decrease) increase in net interest income			$(17,792)			$130,666

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) were allocated proportionately based on the absolute value of the volume and rate variances. If there was no balance in the previous year, the total change was allocated to volume.

Provision for Credit Losses
      We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for contracts held on the balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on such contracts or by reversing the allowance for credit losses through the provision for credit losses when the amount of contracts held on balance sheet is reduced through whole loan sales. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned portfolio that can be reasonably estimated.
      The provision for credit losses was $192 million, $234 million and $249 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net chargeoffs were $180 million, $222 million and $158 million for the same respective periods. The decrease in provision for credit losses from 2003 to 2004 was primarily a result of an improving economy as well as our continued emphasis on risk-focused underwriting. The reduction in the provision for credit losses from 2002 to 2003 was the result of holding a greater percentage of prime credit quality contracts, which require a lower percentage of allowance for credit losses.

Noninterest Income

Automobile Servicing Income
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
      The components of servicing income were as follows:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Fee income	$99,966	$87,234	$78,773
Contractual servicing income	37,627	31,781	61,830
Retained interest expense, net of RISA amortization			(29,805)

Total servicing income	$137,593	$119,015	$110,798

      Fee income consists primarily of documentation fees, late charges and deferment fees on our managed portfolio, including contracts securitized in transactions accounted for as sales and secured financings, as well as contracts sold in whole loan sales and contracts not securitized. The increase in fee income is due to the growth in our average managed portfolio to $11.1 billion in 2004 from $10.1 billion in 2003 and $8.8 billion in 2002.
      According to the terms of each securitization, we earn contractual servicing income on the outstanding balance of securitized contracts. For accounting purposes, this income is only recognized on contracts sold through securitizations treated as sales and whole loan sales to our ultimate parent, Westcorp. Contractual servicing income earned by us relating to sales to securitization trusts totaled approximately $10.7 million for the year ended December 31, 2002. There was no contractual servicing income earned by us relating to sales to securitization trusts for the years ended December 31, 2004 or 2003. The decline was due to our regaining control over the assets of the trusts for all our outstanding securitization transactions previously treated as sales for accounting purposes. Contractual servicing income earned by us relating to the whole loan sales to Westcorp totaled approximately $37.6 million, $31.8 million and $51.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      There was no retained interest expense for the years ended December 31, 2004 and 2003 as a result of reconsolidating all remaining off balance sheet trusts on January 1, 2003. For accounting purposes, this expense is recognized only on contracts sold through securitizations treated as sales. Retained interest expense is dependent upon the average excess spread on the contracts sold, credit losses, the size of the sold portfolio and the amount of amortization of the RISA. The retained interest expense recognized in 2002 was the result of higher chargeoffs on our sold portfolio as well as revised estimates of future chargeoffs due to continued slowing in the economy. Net chargeoffs on the sold portfolio were $30.4 million for the year ended December 31, 2002. The average balance of the sold portfolio, excluding the loans sold in whole loan sales on which we do not recognize retained interest income, was $840 million in 2002. The outstanding sold portfolio had a weighted average gross interest rate spread of 6.71% in 2002.

Gain on Sale of Contracts
      The following table sets forth our contract sales and securitizations and related gains on sales:

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Contract sales and secured financings:
Whole loan sales to Westcorp(1)	$1,477,500	$1,650,000		$1,370,000	$1,390,000
Sales to securitization trusts					660,000

Total sales	1,477,500	1,650,000		1,370,000	2,050,000
Secured financings(2)	4,387,500	4,239,375	$6,925,000	2,850,000	2,540,000

Total sales and secured financings	$5,865,000	$5,889,375	$6,925,000	$4,220,000	$4,590,000

Gain on sale of contracts(3):
Non-cash gain on sale					$7,719
Cash gain on sale	$13,792	$18,725		$6,741	6,004

Total gain on sale	$13,792	$18,725		$6,741	$13,723

Hedge gain (loss) on sale of contracts(4):
Non-cash gain on sale					$5,300
Cash (loss) gain on sale	$(3,702)	$6,228		$(6,700)	(5,000)

Total hedge (loss) gain included in gain on sale	$(3,702)	$6,228		$(6,700)	$300

Gain on sale of contracts as a percent of total revenues:
Non-cash gain on sale					2.10%
Cash gain on sale	1.87%	2.52%		1.50%	1.63%

(1)	Represents loans sold to Westcorp and subsequently securitized by Westcorp.

(2)	Information for 2002 and 2001 includes $775 million and $650 million, respectively, of contracts securitized in privately placed conduit facilities.

(3)	Net of the write-off of outstanding dealer participation balances and the effect of hedging activities.

(4)	Included in gain on sale of contracts.

Contract Sales and Securitizations
      The following table lists each of our public securitizations:

				Remaining
				Balance at			Gross
				December 31, 2004	Original	Original	Interest
Issue		Original	Remaining Balance at	as a Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	December 31, 2004(1)	Original Balance	Average APR	Securitization Rate	Spread(2)

(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	Paid in full		14.42	5.70	8.72
1999-B	July, 1999	1,000,000	Paid in full		14.62	6.36	8.26
1999-C	November, 1999	500,000	Paid in full		14.77	7.01	7.76
2000-A	March, 2000	1,200,000	Paid in full		14.66	7.28	7.38
2000-B	May, 2000	1,000,000	Paid in full		14.84	7.78	7.06
2000-C(3)	August, 2000	1,390,000	Paid in full		15.04	7.32	7.72
2000-D	November, 2000	1,000,000	Paid in full		15.20	6.94	8.26
2001-A	January, 2001	1,000,000	$109,157	10.92%	14.87	5.77	9.10
2001-B(3)	May, 2001	1,370,000	160,387	11.71	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	194,240	16.19	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	421,883	23.44	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	497,790	28.45	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	410,108	32.81	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	537,558	39.82	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	562,748	41.89	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	715,232	47.92	11.57	2.13	9.44
2003-3(3)	August, 2003	1,650,000	993,743	60.23	10.59	2.66	7.93
2003-4	November, 2003	1,403,625	857,934	61.12	10.89	2.70	8.19
2004-1(3)	February, 2004	1,477,500	987,663	66.85	10.89	2.35	8.54
2004-2	May, 2004	1,477,500	1,140,607	77.20	10.98	3.02	7.96
2004-3	August, 2004	1,552,000	1,362,657	87.80	10.64	3.49	7.15
2004-4	October, 2004	1,358,000	1,307,371	96.27	11.19	3.10	8.09
2005-1	January, 2005	1,552,000			11.25	3.66	7.59

	Total	$42,027,805	$10,259,078

(1)	Represents only the note payable amounts outstanding at the date indicated.

(2)	Represents the difference between the original weighted average annual percentage rate, also known as APR, and the estimated weighted average securitization rate on the closing date of the securitization.

(3)	Represents loans sold to Westcorp and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Operating Expenses
      Operating expenses totaled $245 million, $241 million and $213 million for the years ended December 31, 2004, 2003 and 2002, respectively. Operating expenses as a percentage of average managed contracts were 2.2% in 2004 compared with 2.4% in 2003 and in 2002. The improvement in operating efficiencies from 2003 to 2004 was achieved primarily by updating proprietary credit scorecards, implementing an integrated desktop servicing application, upgrading hardware to support the loan origination system, and enhancing our behavioral scoring collection system.
      Currently, we pay monthly management and services fees to the Bank, WFAS and Westcorp, which cover various employee and administrative expenses. Additionally, the Bank and Westcorp pay fees to us for information technology and other services. The management and services fees are based on the actual costs incurred and estimates of actual usage. We believe that the management and services fees approximate the cost to perform these services on our own behalf or to acquire them from third parties. We have the option under the management agreements to procure these services on our own should it be more economically beneficial for us to do so. See “Business — Transactions with Related Parties — Management Agreements.”

Income Taxes
      We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was approximately 39% in 2004 compared with 40% in 2003 and 36% in 2002. The relatively lower effective tax rate for the year ended December 31, 2002 was a result of a one-time benefit of new legislation enacted by the State of California that eliminated the use of the reserve method of accounting for bad debts for large banks and financial corporations for taxable income purposes for tax years after January 1, 2002. In the first year of this change, 50% of the ending reserve amount deducted from taxable income in prior periods was included in California taxable income. The remaining 50% of the reserve was not required to be recaptured into income but rather represented a permanent difference between GAAP and California tax accounting. The deferred tax liability related to this permanent difference was eliminated from our balance sheet and the state income tax provision for 2002 was reduced accordingly. See “Business — Taxation.”
Financial Condition

Overview
      We originated $6.6 billion and $6.0 billion of contracts for the years ended December 31, 2004 and 2003, respectively. As a result of higher contract originations, our portfolio of managed contracts reached $11.6 billion at December 31, 2004, up from $10.6 billion at December 31, 2003.

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

      We calculate delinquency based on the contractual due date. The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and contracts that have been sold but are managed by us:

	December 31,

	2004		2003		2002

	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(Dollars in thousands)
Contracts managed	$11,560,890		$10,596,665		$9,389,974

Period of delinquency:
30 - 59 days	$191,001	1.65%	$219,937	2.08%	$238,204	2.54%
60 days or more	67,660	0.59	87,129	0.82	90,291	0.96

Total contracts delinquent and delinquencies as a percentage of contracts managed(1)	$258,661	2.24%	$307,066	2.90%	$328,495	3.50%

(1)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due of $46.1 million, $45.6 million and $41.5 million at December 31, 2004, 2003 and 2002, respectively.
      The following table sets forth information with respect to repossessions in our portfolio of contracts managed:

	December 31,

	2004		2003		2002

	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount

	(Dollars in thousands)
Contracts managed	876,695	$11,560,890	826,122	$10,596,665	757,269	$9,389,974

Repossessed vehicles	1,049	$7,982	1,522	$10,331	2,375	$16,433

Repossessed assets as a percentage of number and amount of contracts outstanding	0.12%	0.07%	0.18%	0.10%	0.31%	0.18%
      The following table sets forth information with respect to actual credit loss experience on our portfolio of contracts managed:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Contracts managed at end of period	$11,560,890	$10,596,665	$9,389,974

Average contracts managed during period	$11,113,411	$10,051,754	$8,845,635

Gross chargeoffs	$312,586	$350,714	$327,161
Recoveries	91,704	89,027	82,372

Net chargeoffs	$220,882	$261,687	$244,789

Net chargeoffs as a percentage of average contracts managed during period	1.99%	2.60%	2.77%

      The decrease in delinquency and credit loss experience for 2004 compared to 2003 was a result of an improving economy and our continued emphasis on risk-focused underwriting. The decrease in delinquency and credit loss experience for 2003 compared to 2002 was primarily a result of our originating a higher percentage of prime credit quality contracts and some stabilization of wholesale pre-owned car prices.

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
Cumulative Static Pool Loss Curves
At December 31, 2004

Period(1)	2001-A	2001-B(3)	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2	2003-3(3)	2003-4	2004-1(3)	2004-2	2004-3	2004-4

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.03%	0.03%	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.02%	0.00%
3	0.09%	0.10%	0.09%	0.06%	0.03%	0.06%	0.07%	0.04%	0.02%	0.02%	0.03%	0.02%	0.03%	0.06%	0.04%
4	0.20%	0.21%	0.20%	0.15%	0.10%	0.14%	0.16%	0.11%	0.06%	0.06%	0.08%	0.06%	0.07%	0.13%
5	0.33%	0.33%	0.35%	0.29%	0.18%	0.27%	0.26%	0.18%	0.14%	0.13%	0.14%	0.11%	0.15%	0.21%
6	0.50%	0.50%	0.49%	0.43%	0.32%	0.44%	0.38%	0.29%	0.25%	0.23%	0.21%	0.19%	0.24%
7	0.70%	0.69%	0.65%	0.60%	0.49%	0.57%	0.50%	0.41%	0.36%	0.32%	0.28%	0.27%	0.33%
8	0.84%	0.87%	0.81%	0.84%	0.66%	0.70%	0.61%	0.53%	0.48%	0.40%	0.35%	0.34%	0.41%
9	1.04%	1.05%	0.95%	1.06%	0.82%	0.82%	0.78%	0.66%	0.59%	0.47%	0.44%	0.42%
10	1.24%	1.22%	1.07%	1.28%	0.96%	0.96%	0.94%	0.80%	0.70%	0.55%	0.54%	0.52%
11	1.45%	1.36%	1.20%	1.48%	1.10%	1.10%	1.08%	0.93%	0.80%	0.62%	0.61%	0.59%
12	1.67%	1.53%	1.37%	1.67%	1.26%	1.24%	1.28%	1.06%	0.89%	0.71%	0.73%
13	1.90%	1.67%	1.55%	1.82%	1.39%	1.38%	1.43%	1.21%	0.98%	0.80%	0.83%
14	2.09%	1.81%	1.74%	1.99%	1.51%	1.53%	1.59%	1.31%	1.08%	0.88%	0.93%
15	2.25%	2.00%	1.97%	2.14%	1.68%	1.70%	1.77%	1.40%	1.20%	0.97%
16	2.41%	2.19%	2.16%	2.27%	1.83%	1.88%	1.92%	1.50%	1.31%	1.07%
17	2.54%	2.37%	2.36%	2.45%	1.99%	2.03%	2.05%	1.60%	1.41%	1.16%
18	2.73%	2.60%	2.59%	2.62%	2.16%	2.15%	2.16%	1.70%	1.53%
19	2.93%	2.80%	2.78%	2.80%	2.31%	2.28%	2.25%	1.85%	1.66%
20	3.11%	3.01%	2.95%	2.99%	2.46%	2.41%	2.37%	1.99%	1.76%
21	3.34%	3.19%	3.14%	3.15%	2.60%	2.52%	2.49%	2.14%
22	3.54%	3.34%	3.29%	3.31%	2.72%	2.62%	2.62%	2.27%
23	3.72%	3.49%	3.41%	3.45%	2.86%	2.74%	2.73%	2.37%
24	3.92%	3.62%	3.57%	3.58%	2.95%	2.83%	2.84%
25	4.10%	3.75%	3.73%	3.69%	3.03%	2.96%	2.95%
26	4.23%	3.87%	3.88%	3.80%	3.13%	3.08%	3.06%
27	4.36%	4.00%	4.04%	3.92%	3.22%	3.21%
28	4.47%	4.15%	4.20%	4.02%	3.33%	3.31%
29	4.56%	4.28%	4.35%	4.12%	3.41%	3.41%
30	4.67%	4.40%	4.46%	4.22%	3.50%
31	4.81%	4.52%	4.57%	4.30%	3.58%
32	4.92%	4.64%	4.69%	4.39%	3.66%
33	5.04%	4.73%	4.77%	4.49%
34	5.13%	4.83%	4.85%	4.56%
35	5.24%	4.93%	4.92%
36	5.31%	4.99%	5.01%
37	5.39%	5.05%	5.09%
38	5.45%	5.11%	5.16%
39	5.50%	5.17%	5.22%
40	5.56%	5.24%	5.27%
41	5.61%	5.29%	5.32%
42	5.66%	5.33%
43	5.70%	5.39%
44	5.75%	5.43%
45	5.81%
46	5.84%
47	5.87%
Prime Mix(2)	71%	71%	76%	70%	87%	85%	80%	80%	82%	84%	82%	82%	82%	81%	78%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Nonperforming Assets
      Nonperforming loans, also known as NPLs, are defined as Chapter 13 bankruptcy accounts that were contractually past due over 120 days. For those accounts, all accrued interest is reversed and income is recognized on a cash basis. For the years ended December 31, 2004, 2003 and 2002, interest on NPLs excluded from interest income was $1.3 million, $2.7 million and $2.7 million, respectively. The decrease between 2003 and 2004 was due to improvement in the economy.
      Nonperforming assets, also known as NPAs, consist of NPLs and repossessed automobiles. Repossessed automobiles are carried at fair value. NPAs were $47.2 million at December 31, 2004 compared with $49.3 million at December 31, 2003. NPAs represented 0.5% of total assets at December 31, 2004 and 2003. There were no impaired loans at December 31, 2004 or 2003.

Allowance for Credit Losses
      Our allowance for credit losses was $252 million at December 31, 2004 compared with $240 million at December 31, 2003. We decreased our percentage of allowance for credit losses from 2.8% at December 31, 2003 to 2.6% at December 31, 2004 as we experienced lower losses in our contract portfolio due to an improving economy as well as our emphasis on risk-focused underwriting. Based on the analyses we performed related to the allowance for credit losses as described in “Note 1 — Summary of Significant Accounting Policies” in our Consolidated Financial Statements, we believe that our allowance for credit losses is currently adequate to cover probable losses in our contract portfolio that can be reasonably estimated.
      The following table sets forth the activity in the allowance for credit losses:

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Balance at beginning of period	$239,697	$227,673	$136,410	$71,308	$36,682
Chargeoffs	(254,462)	(297,610)	(207,713)	(110,359)	(47,929)
Recoveries	74,915	75,834	49,883	31,331	13,593

Net chargeoffs	(179,547)	(221,776)	(157,830)	(79,028)	(34,336)
Provision for credit losses	192,315	233,800	249,093	144,130	68,962

Balance at end of period	$252,465	$239,697	$227,673	$136,410	$71,308

Ratio of net chargeoffs during the period to average contracts owned during the period	2.1%	2.5%	2.4%	2.0%	1.6%
Ratio of allowance for credit losses to contracts at the end of the period	2.6%	2.8%	2.9%	2.6%	2.3%
Capital Resources and Liquidity

Overview
      We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of our consistent managed growth, favorable loss experience and efficient operations.

Principal Sources of Cash

Contract Sales and Securitizations
      Our primary source of funds is the ability to aggregate and securitize contracts in the form of asset-backed securities or sell contracts through whole loan sales. These transactions generate cash proceeds that allow us to repay amounts borrowed and to purchase additional contracts. Contract sales and securitizations totaled $5.9 billion for the year ended December 31, 2004 compared with $5.9 billion and $6.9 billion for the years ended December 31, 2003 and 2002, respectively. Of the $5.9 billion sold or securitized in 2004,

$1.5 billion was through a whole loan sale to our parent, Westcorp, and $4.4 billion was through public securitization transactions. Of the $5.9 billion sold or securitized in 2003, $1.7 billion was through a whole loan sale to Westcorp and $4.2 billion was through public securitization transactions. Of the $6.9 billion securitized in 2002, $775 million was through a privately placed conduit facility and $6.2 billion was through public securitization transactions.

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
      Pursuant to the securitization agreements for our securitizations that are credit enhanced through the issuance of subordinated notes, we receive cash released by the trustee from the spread accounts on such transactions once the spread accounts reach predetermined funding levels. The amounts released from these spread accounts represent the return of the initial deposits to such accounts as well as the release of excess spread on the securitized contracts.
      Principal and interest collections on contracts owned by us and contracts securitized under a financial guarantee insurance policy issued by FSA and release of cash from spread accounts on securitizations that are credit enhanced through the issuance of subordinated notes totaled $3.5 billion, $4.3 billion and $4.9 billion for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in these amounts from 2002 to 2004 is due to our shift to senior/subordinated securitizations where principal and interest collections are held at the trustee in collection and spread accounts until certain predetermined levels are reached.

Borrowings from Parent
      Our parent company is a federally insured savings institution. It has the ability to raise significant amounts of liquidity by attracting both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. The Bank may also raise funds by issuing commercial paper, obtaining advances from the Federal Home Loan Bank, also known as the FHLB, selling securities under agreements to repurchase, and utilizing other borrowings. We are able to utilize these liquidity sources through agreements we have entered into with our parent. These include notes, lines of credit and the WFS Reinvestment Contract.
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

Conduit Financing
      We have previously entered into secured conduit financing transactions using an automobile receivable securitization structure for short-term financing needs. For the year ended December 31, 2002, we issued $775 million of notes secured by contracts through a conduit facility established in January 2002. This facility was terminated in May 2002 in conjunction with a $1.8 billion public asset-backed securitization. We did not enter into a secured conduit financing in 2004 or 2003.

Equity Offerings
      We completed a rights offering in March 2002, which raised $110 million of equity through the issuance of 6.1 million additional common shares at a price of $18.00 per share. With the completion of the March 2002 offering, the number of our common shares issued and outstanding increased by 18% to 41.1 million shares. Of the 6.1 million additional common shares issued in 2002, the Bank purchased 5.2 million shares in the amount of $94.4 million. At December 31, 2004, the Bank owned 84% of our common stock.

Principal Uses of Cash

Acquisition of Contracts
      Our most significant use of cash is for the acquisition of contracts. We acquire these contracts through our nationwide relationship with franchised and select independent automobile dealers. We purchased $6.6 billion of contracts in 2004 compared with $6.0 billion in 2003 and $5.4 billion in 2002.

Payments of Principal and Interest on Securitizations
      Payments of principal and interest to noteholders and certificateholders related to securitizations we serviced totaled $6.2 billion in 2004 compared with $4.9 billion and $5.6 billion in 2003 and 2002, respectively. Payments of principal and interest in 2002 included $1.5 billion of payments on conduit financings.

Amounts Paid to Dealers
      Consistent with industry practice, we generally pay dealer participation to the originating dealer for each contract purchased. Participation paid to dealers during 2004 totaled $154 million compared with $141 million and $129 million in 2003 and 2002, respectively. Typically, the acquisition of contracts higher up the prime credit quality spectrum requires a higher amount of participation paid to the dealer due to the increased level of competition for such contracts. The amount of participation paid to dealers increased primarily as a result of an increase in the amount of contracts purchased.

Advances to Spread Accounts
      At the time a securitization transaction closes, we are required to advance monies to initially fund the spread account. On senior/subordinated securitizations, the spread account balance is invested in eligible mutual fund investments by the trustee. The advanced monies are included in restricted cash on our Consolidated Statements of Financial Condition. The amount of such initial advances included in restricted cash was $52.7 million at December 31, 2004 compared with $21.7 million at December 31, 2003.

Operating Our Business
      Our largest operating expenditure is salaries and benefits. Other expenditures include occupancy, collection, repossession, telephone and data processing costs. We also use substantial amounts of cash in capital expenditures for automation and new technologies to remain competitive and to become more efficient. See “Business — Our Business Strategy — Create Operating Efficiencies Through Technology and Best Practices.”

Contractual Obligations
      The following table lists our contractual obligations:

	At December 31, 2004

		More Than	More Than
		One Year	Three Years
	One Year	Through	Through	More Than
	or Less	Three Years	Five Years	Five Years	Total

	(Dollars in thousands)
Lines of credit — parent			$161,010	$52,731	$213,741
Notes payable on automobile secured financing(1)	$235,599	$2,058,728	2,107,139	3,703,809	8,105,275
Notes payable — parent				300,000	300,000
Contract commitments	297,551				297,551
Operating leases	5,552	8,109	3,465	991	18,117

Total contractual obligations	$538,702	$2,066,837	$2,271,614	$4,057,531	$8,934,684

(1)	Includes the effects of hedging activities.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
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
      The Asset/ Liability Committee closely monitors interest rate and prepayment risks on a consolidated basis with our parent and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to our net portfolio value, also known as NPV. NPV is the discounted value of the future cash flows (or “paths” of cash flows in the presence of options based on volatility assumptions and an arbitrage free Monte Carlo simulation method to achieve the current market price) of all assets minus all liabilities whose value is affected by interest rate changes plus the book value of non-interest rate sensitive assets minus the book value of non-interest rate sensitive liabilities. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events. The NPV ratio is the NPV as a percentage of the discounted value of the future cash flows of all assets. At December 31, 2004, we maintained minimal interest rate risk exposure within a change in interest rates of plus or minus 100 basis points.
      The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements prior to closing the transaction. We enter into Euro-dollar future contracts and forward agreements in order to hedge our future interest payments on our notes payable on automobile secured financing. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recognized in noninterest income during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the securitization transaction is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the transaction is treated as a secured financing. These hedge instruments are settled daily, and therefore, there are no related financial instruments recorded on the Consolidated Statements of Financial Condition. Credit risk related to these hedge instruments is minimal. As a result of our approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard.
      As we issued certain variable rate notes payable in connection with our securitization activities, we also entered into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in noninterest income during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.
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
      The Asset/ Liability Committee monitors our hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The amount and timing of hedging activities are determined by our senior management based upon the monitoring activities of the Asset/ Liability Committee. As a result of our approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard. There were no material changes in market risks in the current year compared with the prior year.

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

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

	(Dollars in thousands)
Rate sensitive assets:
Fixed interest rate contracts	$3,322,406	$2,736,891	$1,866,267	$1,060,183	$510,196	$67,114	$9,563,057	$10,074,567
Average interest rate	9.61%	9.61%	9.41%	9.12%	8.92%	8.12%	9.47%
Fixed interest rate securities	$365,512						$365,512	$365,512
Average interest rate	2.13%						2.13%
Rate sensitive liabilities:
Notes payable on automobile secured financing — fixed	$3,539,962	$2,333,035	$1,098,994	$627,021			$7,599,012	$7,733,057
Average interest rate	2.88%	3.11%	3.23%	3.62%			3.06%
Automobile secured financing — variable	$506,263						$506,263	$506,263
Average interest rate	2.56%						2.56%
Notes payable — parent						$300,000	$300,000	$300,000
Average interest rate						10.08%	10.08%
Lines of credit — parent	$213,741						$213,741	$213,741
Average interest rate	3.66%						3.66%
Rate sensitive derivative financial instruments:
Interest rate swap agreements	$133,537	$(133,537)						$(1,738)
Average pay rate	4.66%	2.98%					4.22%
Average receive rate	2.39%	0.00%					2.39%
Euro-dollar futures contracts	$680,323	$(276,556)	$(214,842)	$(188,925)

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
COMMITTEE OF SPONSORING ORGANIZATIONS OF THE TREADWAY COMMISSION (COSO): A voluntary private sector organization dedicated to improving the quality of financial reporting through business ethics, effective internal controls and corporate governance.
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
HEDGE: A derivative instrument designed to reduce or eliminate risk, such as interest rate risk. To be treated as a hedge under GAAP, the instrument must meet certain requirements as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, also known as SFAS No. 133. Under SFAS No. 133, a derivative must be expected to be highly effective in reducing the hedged risk in order to utilize the special accounting allowed for hedges. In addition, the hedge must be assessed as being highly effective on an ongoing basis throughout its life. The ineffective portion of a hedge is recorded in earnings immediately.
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

NET YIELD ON AVERAGE INTEREST EARNING ASSETS: Interest income from automobile contracts and other interest earning assets reduced by interest expense as a percentage of the average balance of such interest earning assets.
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
PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD (PCAOB): A private-sector, non-profit corporation, created by the Sarbanes-Oxley Act of 2002, to oversee the auditors of public companies in order to protect the interests of investors and further the public interest in the preparation of informative, fair and independent audit reports.
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
RETURN ON AVERAGE SHAREHOLDERS’ EQUITY: A measure of how effective we have been in investing our net worth. Return on equity is expressed as a ratio, calculated by dividing net income by average equity excluding accumulated other comprehensive income or loss.
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
SECURITIZATION: A transaction involving the transfer of a pool of assets to a trust wherein securities representing undivided interests in, or obligations of, the trust are purchased by investors. The securities are repaid by the cash flows from the assets transferred to the trust. The transaction is treated as either a secured financing or a sale, depending on the terms of the transaction.
SFAS: Statement of Financial Accounting Standards.
SHAREHOLDERS’ EQUITY: A balance sheet amount that represents the total investment in the corporation by holders of its common stock.
SPREAD ACCOUNT: An account of a securitization trust into which excess cash flows generated by the contracts securitized are deposited. The terms of the account, which vary with each securitization, typically state a maximum balance, generally expressed as a percentage of the original or current principal balance of the notes and certificates. The initial deposit is generally funded by the company securitizing the assets and is expressed as a percentage of the original balance of the notes and certificates. The amount in excess of the required spread account balance is typically released to the certificate holder.
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
      Our Consolidated Financial Statements begin on page F-5 of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of December 31, 2004, an evaluation was carried out by WFS’s Disclosure Control Committee, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
      Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part IV, Item 15(a)(1) of the Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
      There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.

PART III
      Certain information required by Part III is omitted from this report, as we will file a definitive proxy statement, also known as the Proxy Statement, within 120 days after the end of our fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our Annual Meeting of Shareholders to be held April 26, 2005, and the information included therein is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant
      Information regarding directors appears under the caption “Elect Directors” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers appears under the caption “Executive Officers Who Are Not Directors” in the Proxy Statement and is incorporated herein by reference. Information regarding Section 16(a) Beneficial Ownership Reporting Compliance appears under that caption in the Proxy Statement and is incorporated herein by reference.

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
      Information regarding principal accounting fees and services appears under the caption “Audit Fees, Audit Related Fees, Tax Fees, and Other Fees” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Financial Statement Schedules, Exhibits and Reports on Form 8-K
(a) List of documents filed as part of this report:
          (1) Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm for us and our subsidiaries are included in this report commencing on page F-2:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Statements of Financial Condition at December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements
          (2) Financial Statement Schedules

Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.
          (3) Exhibits

Exhibit
No.		Description of Exhibit

2.1		Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, among Westcorp, Western Financial Bank and WFS Financial Inc(2)

3.1		Certificate of Amendment and Restatement of Articles of Incorporation(7)

3.2		Certificate of Amendment and Restatement of Articles of Incorporation of WFS Financial dated April 4, 2004

4		Specimen WFS Financial Inc Common Stock Certificate(5)

10.1		Westcorp 2001 Stock Option Plan(3)

10.2		2000 Executive Deferral Plan V(12)

10	.2.1	First Amendment to the Westcorp Executive Deferral Plan V, dated as of April 1, 2003(4)

10.3		Amended Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank, dated June 1, 2002(3)

10	.3.1	First Amendment dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank(3)

10.4		Security Agreement between WFS Funding, Inc. and Western Financial Bank, dated March 7, 2003(7)

10	.4.1	First Amendment dated August 1, 2003, to the Security Agreement between WFS Funding, Inc. and Western Financial Bank(7)

10.5		Transfer Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)

Exhibit
No.		Description of Exhibit

10.6		Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank, dated June 15, 1999(11)

10	.6.1	Amendment No. 1, dated as of August 1, 1999, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(11)

10	.6.2	Amendment No. 2, dated May 23, 2000, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(3)

10	.6.3	Amendment No. 3, dated January 1, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(3)

10	.6.4	Amendment No. 4, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(3)

10	.6.5	Amendment No. 5, dated May 1, 2004, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank

10.7		Security Agreement between WFS Financial Inc and Western Financial Bank, dated March 7, 2003(7)

10	.7.1	Restated First Amendment to the Security Agreement between WFS Financial Inc and Western Financial Bank, dated May 1, 2004

10.8		Short Term Investment Agreement between WFS Financial Inc and Western Financial Bank, dated January 1, 1996(7)

10	.8.1	Amendment No. 1, dated as of January 1, 2002, to the Short Term Investment Agreement between WFS Financial Inc and Western Financial Bank(7)

10	.8.2	Amendment No. 2, dated as of May 1, 2004, to the Short Term Investment Agreement between WFS Financial Inc and Western Financial Bank

10.9		Master Tax Sharing Agreement between Westcorp and Subsidiaries, dated January 1, 2004

10	.9.1	First Amendment to the Master Tax Sharing Agreement, dated June 10, 2004

10.10		Amended and Restated WFS Reinvestment Contract between WFS Financial Inc and Western Financial Bank, dated January 1, 2004

10.12		Amended and Restated Master Collateral Assignment Agreement, dated March 1, 2000(11)

10.13		Form of WFS Financial Inc Dealer Agreement(4)

10.14		Form of WFS Financial Inc Loan Application(4)

10.15		Amended and Restated WFS 1996 Incentive Stock Option Plan(6)

10.16		Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan, dated January 1, 2001(12)

10	.16.1	Amendment No. 1, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(12)

10	.16.2	Amendment No. 2, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(12)

10	.16.3	Amendment No. 3, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(4)

10	.16.4	Amendment No. 4, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(4)

10	.16.5	Amendment No. 5, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(4)

10	.16.6	Amendment No. 6, effective as of November 1, 2003, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(7)

10	.16.7	Amendment No. 7, dated as of December 1, 2003, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(7)

Exhibit
No.		Description of Exhibit

10	.16.8	Amendment No. 8, dated as of December 30, 2004, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan

10.17		Employment Agreements(8)(9)

10.18		Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated August 1, 1997(10)

10	.18.1	Amendment No. 1, dated February 23, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)

10	.18.2	Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)

10	.18.3	Amendment No. 3, dated January 1, 2002, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(3)

10.20		Master Allocation Agreement between Westcorp and its subsidiaries, dated January 1, 2004

10	.20.1	First Amendment to the Master Allocation Agreement, dated December 1, 2004

10.23		Amended Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank, dated June 1, 2002(3)

10	.23.1	Amendment No. 1, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank(3)

10.24		Security Agreement between WFS Receivables Corporation and Western Financial Bank, dated March 7, 2003(7)

10	.24.1	First Amendment to the Security Agreement, dated August 1, 2003, to the Security Agreement between WFS Receivables Corporation and Western Financial Bank(7)

10.25		Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank, dated August 8, 2002(3)

10	.25.1	Amendment No. 1, dated November 7, 2002, to the Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank(3)

10	.25.2	Amendment No. 2, dated January 13, 2003, to the Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank(7)

10.27		Promissory Note of WFS Financial Inc in favor of Western Financial Bank, dated May 3, 2002(3)

10.28		Customer List Agreement between Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency, dated May 15, 1998(3)

10	.28.1	Amendment No. 1, dated September 26, 2002, to the Customer List Agreement between Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency(3)

10.29		Interest Rate Swap Guarantee Agreement between Western Financial Bank, WFS Financial Inc, and WFS Receivables Corporation, dated August 30, 2002(3)

10.30		Security Agreement between WFS Receivable Corporation 2, WFS Financial Inc, and Western Financial Bank, dated March 21, 2002(3)

10.31		Referral Agreement between Western Financial Bank, Westfin Insurance Agency and WFS Financial Inc, dated September 16, 2002(3)

10	.31.1	Amendment No. 1, dated March 31, 2003, to the Referral Agreement between Western Financial Bank, Westfin Insurance Agency and WFS Financial Inc(7)

10.32		Future Interest Payment Hedge Guarantee and Reimbursement Agreement between Western Financial Bank and WFS Financial Inc, dated September 19, 2002(3)

10.33		Intellectual Property Licensing Agreement between Westcorp and its subsidiaries and affiliates, dated as of January 1, 2004

Exhibit
No.		Description of Exhibit

10.34		Master Travel Services Agreement between Westran Services Corp. and Westcorp, Western Financial Bank, WFS Financial Inc, WFS Receivables Corporation, Western Financial Associate Solutions and Westfin Insurance Agency, Inc., dated January 1, 2004

10	.34.1	Amendment No. 1, dated December 1, 2004 to the Master Travel Service Agreement Between Westran Services Corporation and Westcorp, Western Financial Bank, WFS Financial Inc, WFS Receivables Corporation, Western Financial Associate Solutions, WFS Receivables Corporation 3 and Westfin Insurance Agency, Inc.

10.36		Sublease Agreement between WFS Financial Inc, WFS Receivable Corporation, WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc., dated March 21, 2002(3)

10	.36.1	First Amendment to Sublease Agreement between WFS Financial Inc, WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc. dated September 1, 2002(3)

10	.36.2	Second Amendment to Sublease Agreement between WFS Financial Inc, WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc. dated September 1, 2003(7)

10	.36.3	Third Amendment to Sublease Agreement between WFS Financial Inc, and WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Receivables Corporation 3, WFS Receivables Corporation 4, WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc. dated April 1, 2004

10.37		Collateral Protection Insurance Agreement between Westfin Insurance Agency and WFS Financial Inc, dated September 2002(3)

10.39		Security Agreement between WFS Receivables Corporation 3 and Western Financial Bank, dated March 7, 2003(7)

10	.39.1	First Amendment to the Security Agreement, dated August 1, 2003, to the Security Agreement between WFS Receivables Corporation 3 and Western Financial Bank(7)

10.40		Services Agreement between Western Financial Bank, WFS Financial Inc and Western Financial Associate Solutions, dated January 1, 2004

10.41		Westcorp Executive Deferral Plan V Participation Agreement between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc., WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corporation, dated January 1, 2004

10	.41.1	First Amendment to the Westcorp Executive Deferral Plan V Participation Agreement between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corporation, dated December 1, 2004

10.42		Westcorp Cafeteria Plan with Flexible Spending Agreement between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services corporation, dated January 1, 2004

10	.42.1	First Amendment to the Westcorp Cafeteria Plan with Flexible Spending Agreement between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corporation, dated December 1, 2004

10.43		Westcorp ESOP and Salary Savings Plan between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corporation, dated January 1, 2004

Exhibit
No.		Description of Exhibit

10	.43.1	First Amendment to the Westcorp ESOP and Salary Savings Plan between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corporation, dated December 1, 2004

10.44		Collateral Assignment Agreement between Western Financial Bank, WFS Financial Auto Loans 2, Inc. and WFS Financial Inc, dated July 1, 2004

10.45		Collateral Assignment Agreement between Western Financial Bank, WFS Receivables Corporation and WFS Financial Inc, dated July 1, 2004

10.46		Collateral Assignment Agreement between Western Financial Bank, WFS Receivables Corporation 3 and WFS Financial Inc, dated July 1, 2004

10.47		Collateral Assignment Agreement between Western Financial Bank, WFS Funding, Inc. and WFS Financial Inc, dated July 1, 2004

10.48		Servicing Agreement between WFS Receivables Corporation 2 and WFS Financial Inc, dated August 20, 2004

10.49		Retainer Agreement between WestFin Insurance Agency and WFS Financial Inc dated March 31, 2003(7)

21.1		Subsidiaries of WFS Financial Inc

23.1		Consent of Independent Auditors, Ernst & Young LLP

31.1		CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated

(2)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-117424), filed July 16, 2004, incorporated herein by reference under Exhibit Number indicated

(3)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 2002 as filed on or about March 27, 2003

(4)	Exhibit previously filed with Westcorp Registration Statements on Form S-3 (File No. 333-110244) filed November 5, 2003 and subsequently amended on November 10, 2003 incorporated by reference under Exhibit Number indicated

(5)	Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference under Exhibit Number indicated

(6)	Exhibit previously filed as Exhibit 4.1 to the WFS Financial Inc Registration Statement on Form S-8 (File No. 333-40121), filed November 13, 1997, and incorporated herein by reference

(7)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 2003 as filed on or about March 12, 2004

(8)	Employment Agreement dated February 27, 1998 between WFS Financial Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request)

(9)	Employment Agreement, dated November 15, 1998 between WFS Financial Inc, Westcorp and Mark Olson (will be provided to the SEC upon request)

(10)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999

(11)	Exhibits previously filed with WFS Financial Inc Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amended on January 20, 2000 incorporated by reference under Exhibit Number indicated

(12)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 2001 as filed on or about March 29, 2002

(b)	Report on Form 8-K
      On October 28, 2004, we filed a current report on Form 8-K dated October  26, 2004, reporting information under Items 2, 7 and 9.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WFS FINANCIAL INC

Dated: March 11, 2005	By: /s/ Thomas A. Wolfe ---------------------------------------------------------------------- Thomas A. Wolfe President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest S. Rady Ernest S. Rady	Chairman of the Board and Director	March 11, 2005

/s/ Thomas A. Wolfe Thomas A. Wolfe	President, Chief Executive Officer and Director	March 11, 2005

/s/ Judith M. Bardwick Judith M. Bardwick	Director	March 11, 2005

/s/ James R. Dowlan James R. Dowlan	Director	March 11, 2005

/s/ Duane A. Nelles Duane A. Nelles	Director	March 11, 2005

/s/ Ronald I. Simon Ronald I. Simon	Director	March 11, 2005

/s/ Fredricka Taubitz Fredricka Taubitz	Director	March 11, 2005

/s/ Mark K. Olson Mark K. Olson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2005

WFS FINANCIAL INC AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Shareholders and Board of Directors
WFS Financial Inc
      Management of WFS Financial Inc is responsible for establishing and maintaining adequate internal control over financial reporting. WFS Financial Inc’s internal control over financial reporting is a process designed under the supervision of the principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of WFS Financial Inc’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.
      As of December 31, 2004, management conducted an assessment of the effectiveness of WFS Financial Inc’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that WFS Financial Inc’s internal control over financial reporting as of December 31, 2004 was effective.
      WFS Financial Inc’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of WFS Financial Inc’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of WFS Financial Inc’s assets that could have a material effect on WFS Financial Inc’s financial statements.
      Management’s assessment of the effectiveness of WFS Financial Inc’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of WFS Financial Inc’s internal control over financial reporting as of December 31, 2004.

/s/ Ernest S. Rady

Ernest S. Rady
Chairman of the Board and Director

/s/ Thomas A. Wolfe

Thomas A. Wolfe
President and
Chief Executive Officer

/s/ Mark K. Olson

Mark K. Olson
Senior Vice President
and Chief Financial Officer
(Principal Financial
and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
WFS Financial Inc
      We have audited the accompanying consolidated balance sheets of WFS Financial Inc and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the WFS Financial Inc’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WFS Financial Inc and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of WFS Financial Inc and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders
WFS Financial Inc
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that WFS Financial Inc maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WFS Financial Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of WFS Financial Inc’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that WFS Financial Inc and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, WFS Financial Inc and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WFS Financial Inc and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 8, 2005

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2004	2003

	(Dollars in thousands)
ASSETS
Cash	$87,963	$79,314
Other short-term investments — parent		763,921

Cash and cash equivalents	87,963	843,235
Restricted cash	363,783	245,399
Contracts receivable	9,563,057	8,716,268
Allowance for credit losses	(252,465)	(239,697)

Contracts receivable, net	9,310,592	8,476,571
Premises and equipment, net	30,820	29,206
Interest receivable	55,126	55,275
Other assets	100,934	119,074

TOTAL ASSETS	$9,949,218	$9,768,760

LIABILITIES
Lines of credit — parent	$213,741	$21,811
Notes payable on automobile secured financing	8,105,275	8,157,601
Notes payable — parent	300,000	400,820
Amounts held on behalf of trustee	194,913	243,072
Other liabilities	104,812	126,587

TOTAL LIABILITIES	8,918,741	8,949,891

SHAREHOLDERS’ EQUITY
Common stock (no par value; authorized 50,000,000 shares; issued and outstanding 41,038,003 shares in 2004 and 41,033,901 shares in 2003)	338,328	338,291
Paid-in capital	6,324	6,280
Retained earnings	689,429	507,188
Accumulated other comprehensive loss, net of tax	(3,604)	(32,890)

TOTAL SHAREHOLDERS’ EQUITY	1,030,477	818,869

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,949,218	$9,768,760

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$888,231	$982,946	$809,663
Other	11,904	10,058	10,786

TOTAL INTEREST INCOME	900,135	993,004	820,449
Interest expense:
Notes payable on automobile secured financing	274,541	349,359	312,515
Other	41,783	42,042	36,997

TOTAL INTEREST EXPENSE	316,324	391,401	349,512

NET INTEREST INCOME	583,811	601,603	470,937
Provision for credit losses	192,315	233,800	249,093

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	391,496	367,803	221,844
Noninterest income:
Automobile servicing	137,593	119,015	110,798
Gain on sale of contracts	13,792	18,725
Other	3,395	4,758	8,504

TOTAL NONINTEREST INCOME	154,780	142,498	119,302
Noninterest expense:
Salaries and associate benefits	159,571	149,829	123,821
Credit and collections	32,812	35,448	35,960
Data processing	16,498	16,659	17,402
Occupancy	11,423	13,383	12,995
Other	25,080	26,075	22,726

TOTAL NONINTEREST EXPENSE	245,384	241,394	212,904

INCOME BEFORE INCOME TAX	300,892	268,907	128,242
Income tax	118,651	106,519	46,152

NET INCOME	$182,241	$162,388	$82,090

Earnings per common share:
Basic	$4.44	$3.96	$2.06

Diluted	$4.44	$3.95	$2.05

Weighted average number of common shares outstanding:
Basic	41,036,408	41,026,067	39,945,285

Diluted	41,079,337	41,069,263	39,993,524

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other
					Comprehensive
					Income
		Common	Paid-in	Retained	(Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total

	(Dollars in thousands, except share amounts)
Balance at January 1, 2002	34,820,178	$227,568	$4,337	$262,710	$(29,322)	$465,293
Net income				82,090		82,090
Unrealized losses on retained interest in securitized assets, net of tax(1)					(550)	(550)
Unrealized losses on cash flow hedges, net of tax(2)					(59,248)	(59,248)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax(3)					35,294	35,294

Comprehensive income						57,586
Issuance of common stock	6,199,855	110,618	1,035			111,653

Balance at December 31, 2002	41,020,033	338,186	5,372	344,800	(53,826)	634,532
Net income				162,388		162,388
Unrealized losses on cash flow hedges, net of tax(2)					(13,847)	(13,847)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax(3)					34,783	34,783

Comprehensive income						183,324
Issuance of common stock	13,868	105	908			1,013

Balance at December 31, 2003	41,033,901	338,291	6,280	507,188	(32,890)	818,869
Net income				182,241		182,241
Unrealized gains on cash flow hedges, net of tax(2)					10,389	10,389
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax(3)					18,897	18,897

Comprehensive income						211,527
Issuance of common stock	4,102	37	44			81

Balance at December 31, 2004	41,038,003	$338,328	$6,324	$689,429	$(3,604)	$1,030,477

(1)	The pre-tax amount of unrealized gains and losses on retained interest in securitized assets was $0.9 million for the year ended December 31, 2002.

(2)	The pre-tax amount of unrealized gains on cash flow hedges was $17.3 million for the year ended December 31, 2004 compared with unrealized losses of $23.1 million and $100 million for the years ended December 31, 2003 and 2002, respectively.

(3)	The pre-tax amount of losses on cash flow hedges reclassified into earnings was $31.5 million for the year ended December 31, 2004 compared with $58.0 million and $59.8 million for the years ended December 31, 2003 and 2002, respectively.
See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$182,241	$162,388	$82,090
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	192,315	233,800	249,093
Amortization of participation paid to dealers	94,335	94,227	74,190
Amortization of losses on cash flow hedges	11,439	16,873	17,090
Amortization of retained interest in securitized assets			36,461
Depreciation	8,639	9,408	10,636
Gain on sale of contracts	(13,792)	(18,725)
Decrease (increase) in other assets	48,357	83,039	(63,174)
(Decrease) increase in other liabilities	(21,774)	58,148	9,117

NET CASH PROVIDED BY OPERATING ACTIVITIES	501,760	639,158	415,503
INVESTING ACTIVITIES:
Contracts receivable:
Purchase of contracts	(6,634,870)	(5,978,576)	(5,415,734)
Participation paid to dealers	(154,156)	(141,079)	(129,272)
Proceeds from contract sales, net	1,548,432	1,699,574
Contract payments and payoffs	4,137,417	3,900,340	2,566,105
Decrease in amounts due from trust			83,479
Purchase of premises and equipment	(10,376)	(6,603)	(8,925)

NET CASH USED IN INVESTING ACTIVITIES	(1,113,553)	(526,344)	(2,904,347)
FINANCING ACTIVITIES:
Proceeds from (payments on) lines of credit, net	191,930	(40,237)	(359,128)
Proceeds from notes payable on automobile secured financing	4,379,063	4,230,828	6,912,058
Payments on notes payable on automobile secured financing	(4,456,124)	(4,110,960)	(3,549,946)
(Payments on) proceeds from notes payable — parent, net	(100,820)	(7,190)	340,510
(Decrease) increase in amounts held on behalf of trustee	(48,159)	121,851	(178,047)
Increase in restricted cash	(118,384)	(173,636)	(71,763)
Proceeds from (payments on) cash flow hedges	8,934	(7,054)	(30,786)
Proceeds from issuance of common stock	81	1,012	111,653

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(143,479)	14,614	3,174,551

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(755,272)	127,428	685,707
Cash and cash equivalents at beginning of year	843,235	715,807	30,100

CASH AND CASH EQUIVALENTS AT END OF YEAR	$87,963	$843,235	$715,807

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$326,581	$388,397	$335,231
Income taxes	120,541	104,742	82,635
See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

Basis of Presentation
      The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We are a majority owned subsidiary of Western Financial Bank, also known as the Bank, which is a wholly owned subsidiary of Westcorp, our ultimate parent company. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year’s presentation.

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

Cash and Cash Equivalents
      Cash and cash equivalents include cash and short-term investments, which have no material restrictions as to withdrawal or usage.

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

Allowance for Credit Losses
      The allowance for credit losses is maintained at a level that we believe is adequate to absorb probable losses in our contract portfolio that can be reasonably estimated. Our determination of the amount of the allowance for credit losses is based on a review of various quantitative and qualitative analyses. Quantitative analyses include the review of chargeoff trends by loan program, migration analysis of delinquent and current accounts by risk category, analysis of historical cumulative losses, and econometric forecasts. Other quantitative analyses include the evaluation of the size of any particular asset group, the concentration of any credit tier and the percentage of delinquency. Qualitative analyses include trends in chargeoffs over various time periods and at various statistical midpoints and high points, the severity of depreciated values of repossessions, trends in the number of days repossessions are held in inventory, trends in the number of loan modifications, trends in delinquency roll rates, trends in deficiency balance collections both internally and from collection agencies, trends in custom scores and the effectiveness of our custom scores and trends in the economy generally or in specific geographic locations.
      The analysis of the adequacy of the allowance for credit losses is not only dependent upon effective quantitative and qualitative analyses, but also effective loan review and asset classification. We classify our assets in accordance with regulatory guidance into five categories based on delinquency and whether the account is in bankruptcy or repossession status. Some accounts may be split into more than one asset classification due to fair value or net realizable value calculations. Based upon our asset classifications, we establish specific and general valuation allowances.
      The specific valuation allowance is determined as the difference between the wholesale book value and contract balance for contracts where the borrower has filed bankruptcy or the vehicle has been repossessed by us and is subject to a redemption period. The general valuation allowance is determined by applying various factors to the loan balances in each asset classification.
      Actual losses on contracts are charged to the allowance at various times during the servicing process. When a vehicle is repossessed and the redemption period has expired, the excess of the contract balance over the estimated wholesale value of the vehicle is charged off against the allowance. At the time the vehicle is sold, any difference between the sales price and the estimated wholesale value of the vehicle is recorded to the allowance as either an additional chargeoff or a recovery. All accounts that are 120 days delinquent are charged off against the allowance, except accounts that are in Chapter 13 bankruptcy status. For accounts in Chapter 13 bankruptcy status, the difference between the contact value and the related Chapter 13 plan of reorganization is charged against the allowance. Accounts in Chapter 13 bankruptcy status that are no longer in compliance with their Chapter 13 plans of reorganization and are 120 days delinquent are charged off against the allowance.
      The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the loans, by reversing the allowance for credit losses through the provision for credit losses when the amount of loans held on balance sheet is reduced through whole loan sales, or based on credit trends or economic conditions.

Nonaccrual Contracts
      We continue to accrue interest income on contracts until the contracts are charged off, which occurs automatically after the contracts are past due 120 days except for accounts that are in Chapter 13 bankruptcy. At the time that a contract is charged off, all accrued interest is reversed. For those accounts that are in Chapter 13 bankruptcy and contractually past due greater than 120 days, all accrued interest is reversed and income is recognized on a cash basis. For the years ended December 31, 2004 and 2003, the amount of accrued interest reversed was not material.

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

Repossessed Assets
      All accounts for which collateral has been repossessed and the redemption period has expired are reclassified from contracts receivable to repossessed assets at fair value with any adjustment recorded against the allowance for credit losses. Repossessed assets are included in other assets on the Consolidated Statements of Financial Condition and are not material.

Nonperforming Assets
      Nonperforming assets consist of nonperforming contracts (defined as all nonaccrual contracts) and repossessed assets. Nonperforming assets were included in other assets on the Consolidated Statements of Financial Condition and are not material.

Securitization Transactions
      Automobile contract asset-backed securitization transactions are treated as either sales or secured financings for accounting purposes depending upon the securitization structure. Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 140, defines the criteria used to evaluate securitization structures in determining the proper accounting treatment. These criteria pertain to whether or not the transferor has surrendered control over the transferred assets. If a securitization transaction meets all the criteria defined in SFAS No. 140, the transaction is required to be treated as a sale. If any one of the criteria is not met, the transaction is required to be treated as a secured financing.
      For securitization transactions treated as secured financings, the contracts are retained on the balance sheet with the securities issued to finance the contracts recorded as notes payable on automobile secured financing. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions.
      The excess cash flows generated by securitized contracts are deposited into spread accounts in the name of the trustee under the terms of the securitization transactions. In addition, we advance additional monies to initially fund these spread accounts. As servicer of these contracts, we hold and remit funds collected from the borrowers on behalf of the trustee pursuant to reinvestment contracts that we have entered into for most securitizations. For loans sold through whole loan sales that we continue to service, these amounts are reported as amounts held on behalf of trustee on our Consolidated Statements of Financial Condition.

Interest Income and Fee Income
      Interest income is earned in accordance with the terms of the contracts. For pre-computed contracts, interest is earned monthly, and for simple interest contracts, interest is earned daily. Interest income on most contracts is earned using the effective yield method. Interest income earned but not collected is reported as accrued interest receivable on the Consolidated Statements of Financial Condition. Other contracts use different methods that approximate the effective interest method.
      We defer premiums paid to dealers. The net amount is amortized as an adjustment to the related contracts’ yield over their contractual life. Fees for other services are recorded as income when earned.

Interest Expense
      Interest expense is recognized when incurred. Our level yield calculation for notes payable on automobile secured financing includes the interest on the notes, underwriting discounts, hedge gains or losses and payments under interest swap agreements.

Income Taxes
      We file consolidated federal and state tax returns as part of a consolidated group that includes the Bank and Westcorp. Our taxes are paid in accordance with a tax sharing agreement that allocates taxes based on the relative income or loss of each entity on a stand-alone basis.

Fair Value of Financial Instruments
      Fair value information about financial instruments is reported using quoted market prices for which it is practicable to estimate that value. In cases where quoted market prices are not readily available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instruments. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of our financial position.
      We use the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported on the Consolidated Statements of Financial Condition approximate those assets’ fair values.

Restricted cash: The carrying amounts reported on the Consolidated Statements of Financial Condition approximate those assets’ fair values.

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

Amounts held on behalf of trustee: The carrying amounts reported on the Consolidated Statements of Financial Condition approximate their fair value.

Derivative Financial Instruments
      All derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives designated as hedges are either offset against the change in fair value of the hedged assets, liabilities or firm commitments directly through income or recognized through accumulated other comprehensive income (loss) on the balance sheet until the hedged items are recognized in earnings, depending on the nature of the hedges. The ineffective portion of a derivative’s change in fair value for a cash flow hedge is recognized in accumulated other comprehensive income (loss) on the balance sheet if the hedge is less than 100% effective or in earnings if the hedge is greater than 100% effective. We employ regression analysis and discounted cash flow analysis to test the effectiveness of our hedges on a quarterly basis. All of our derivative instruments that are designated as hedges are treated as cash flow hedges.
      The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we enter into various hedge agreements. We enter into Euro-dollar futures contracts and forward agreements in order to hedge our future interest payments on our notes payable on automobile secured financing. The market value of these hedge agreements respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax. Any ineffective portion is recognized in noninterest income during that period if the hedge is greater than 100% effective. Upon completion of the securitization, the gains or losses are amortized on a level yield basis over the duration of the notes issued. These hedge instruments are settled daily, and therefore, there are no related financial instruments recorded on the Consolidated Statements of Financial Condition. Credit risk related to these hedge instruments is minimal.
      As we issued certain variable rate notes payable, we also entered into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated

Statements of Financial Condition. Any ineffective portion is recorded in noninterest income during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.
      We also enter into interest rate swap agreements or other derivatives that we choose not to designate as hedges or that do not qualify for hedge accounting. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives and any income or expense recognized on such derivatives is recorded to noninterest income.

Note 2 —	Net Contracts Receivable
      Net contracts receivable consisted of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Contracts	$9,438,118	$8,628,426
Unearned discounts	(33,845)	(53,137)

Net contracts	9,404,273	8,575,289
Allowance for credit losses	(252,465)	(239,697)
Dealer participation, net of deferred contract fees	158,784	140,979

Net contracts receivable	$9,310,592	$8,476,571

      Contracts managed by us totaled $11.6 billion and $10.6 billion at December 31, 2004 and 2003, respectively. Of the $11.6 billion contracts managed at December 31, 2004, $9.4 billion were owned by us and $2.2 billion were owned by Westcorp, our ultimate parent. Of the $10.6 billion contracts managed at December 31, 2003, $8.6 billion were owned by us and $2.0 billion were owned by Westcorp. Nonperforming loans, or loans on which we have discontinued the accrual of interest income, included in net loans receivable were $40.9 million and $40.6 million at December 31, 2004 and 2003, respectively. Repossessed assets were $6.4 million and $8.7 million at December 31, 2004 and 2003, respectively, and are included in other assets on our Consolidated Statement of Financial Condition.

Note 3 —	Allowance for Credit Losses
      Changes in the allowance for credit losses were as follows:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Balance at beginning of period	$239,697	$227,673	$136,410
Chargeoffs	(254,462)	(297,610)	(207,713)
Recoveries	74,915	75,834	49,883

Net chargeoffs	(179,547)	(221,776)	(157,830)
Provision for credit losses	192,315	233,800	249,093

Balance at end of period	$252,465	$239,697	$227,673

Ratio of net chargeoffs during the period to average contracts owned during the period	2.1%	2.5%	2.4%
Ratio of allowance for credit losses to contracts at the end of the period	2.6%	2.8%	2.9%

Note 4 —	Premises and Equipment
      Premises and equipment consisted of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Land	$2,017	$2,017
Buildings and improvements	14,123	14,088
Computers and software	55,837	56,838
Furniture and equipment	11,923	12,463
Other	150	272

	84,050	85,678
Less: Accumulated depreciation	53,230	56,472

	$30,820	$29,206

Note 5 —	Intercompany Agreements
      We borrowed $150 million from the Bank under the terms of a $150 million note at a rate of 8.875% per annum with a maturity date in August 2007. We had no amounts outstanding on this note and $101 million as of December 31, 2004 and 2003, respectively. Interest payments on this note were due quarterly, in arrears. Interest expense on the note totaled $5.0 million, $9.1 million and $12.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      We borrowed $300 million under the terms of a $300 million note in May 2002. This note matures on May 15, 2012. Interest payments on the $300 million note are due semi-annually, in arrears, calculated at the rate of 10.25% per annum. Pursuant to the terms of this note, WFS may not incur any other indebtedness that is senior to the obligations evidenced by this note except for (i) indebtedness under the $150 million note (ii) indebtedness collateralized or secured under the $1.8 billion line of credit and (iii) indebtedness for similar types of warehouse lines of credit. There was $300 million outstanding on this note at both December 31, 2004 and 2003. Interest expense on this note totaled $30.8 million, $30.8 million and $20.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      We have a secured line of credit from the Bank permitting us to draw up to $1.8 billion as needed to be used in our operations. The secured line of credit terminates on December 31, 2009. There was $161 million and no amount outstanding on this line of credit at December 31, 2004 and 2003, respectively. Some of our subsidiaries have entered into lines of credit with the Bank. These lines permit us to draw up to a total of $320 million to fund our initial deposits to spread accounts on securitization transactions. The $320 million in lines of credit terminate on January 1, 2010, although the terms may be extended by us for additional periods of up to 60 months. At December 31, 2004, the amount outstanding on these lines of credit totaled $52.7 million compared with $21.8 million at December 31, 2003.
      The $1.8 billion line of credit carries an interest rate based on the one-month LIBOR plus an interest spread of 125 basis points when unsecured and 90 basis points when secured. The Bank has the right under this line of credit to refuse to permit additional amounts to be drawn if, in the Bank’s discretion, the amount sought to be drawn will not be used to finance the purchase of contracts or other working capital requirements. The $320 million in lines of credit held by our subsidiaries with the Bank carry an interest rate based on the prior month LIBOR plus an interest spread of 335 basis points when unsecured and 275 basis points when secured. Interest on the amounts outstanding under the lines of credit is paid monthly, in arrears, and is calculated on the daily average amount outstanding that month. Interest expense totaled $1.8 million, $1.0 million and $3.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The weighted average interest rates for the lines of credit were 3.38%, 2.28% and 2.74% for the years ended December 31, 2004, 2003 and 2002, respectively. The weighted average interest rates for the lines of credit were 3.65%, 2.28% and 2.55% at December 31, 2004, 2003 and 2002, respectively.

      We also invest our excess cash at the Bank at an interest rate based on the one-month LIBOR as of the last day of the prior month. The weighted average interest rates were 1.37%, 1.23% and 1.77% for the years ended December 31, 2004, 2003 and 2002, respectively. The interest rate was 2.29% at December 31, 2004 compared to 1.17% at December 31, 2003. We held no amounts and $764 million excess cash with the Bank under the investment agreement at December 31, 2004 and 2003, respectively. Interest income earned under this agreement totaled $7.5 million, $8.2 million and $10.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      We have entered into certain management agreements with the Bank and Westcorp pursuant to which we pay a portion of certain costs and expenses incurred by the Bank and Westcorp with respect to services or facilities of the Bank and Westcorp used by us or our subsidiaries, including our principal office facilities, our field offices, overhead and associate salaries and benefits pertaining to Bank and Westcorp associates who also provide services to us or our subsidiaries. Additionally, as part of these management agreements, the Bank and Westcorp have agreed to reimburse us for similar costs incurred. Net amounts paid to us by the Bank, Westcorp and their affiliates under these agreements were $12.0 million, $9.3 million and $6.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      In connection with our securitization transactions, we entered into a reinvestment contract with the Bank which allows us access to the cash flows of each of the outstanding securitization transactions and the cash held in each spread account for each of those transactions. We are permitted to use that cash as we determine, including in our ordinary business activities. We paid the Bank $4.2 million, $1.2 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, pursuant to these agreements.
      Effective January 1, 2004, we entered into a services agreement with Western Financial Associate Solutions, also known as WFAS, a subsidiary of the Bank, pursuant to which we transferred our human resources function and the majority of our employees to WFAS, and WFAS provides us employees to perform certain business functions and provides human resource functions for our remaining employees. We paid WFAS $149 million during 2004 for its services, which is reported as salaries and associate benefits.

Note 6 —	Notes Payable on Automobile Secured Financing
      For the years ended December 31, 2004 and 2003, we issued $4.4 billion and $4.2 billion of notes secured by automobile contracts through public transactions.
      Interest payments on these transactions based on the respective note’s interest rate are due either monthly or quarterly, in arrears. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $275 million for the year ended December 31, 2004, compared with $349 million and $313 million for the years ended December 31, 2003 and 2002, respectively.

      The stated maturities of our notes payable on automobile secured financing and their weighted average interest rates, including the effect of interest rate swap agreements on variable rate notes payable, were as follows:

	December 31, 2004

		Weighted
		Average
	Amount	Interest Rate

	(Dollars in thousands)
2005	$235,599	2.03%
2006	1,890	4.20
2007	2,056,838	2.35
2008	795,802	2.72
2009	1,311,337	4.01
Thereafter	3,703,809	3.39

	$8,105,275	3.12%

Note 7 — Whole Loan Sales
      We sold $1.5 billion and $1.7 billion of contracts to Westcorp, our parent company in whole loan sales for the years ended December 31, 2004 and 2003, respectively. These receivables were subsequently securitized by Westcorp and continue to be managed by us under the terms of the securitization. As a result of selling contracts in a whole loan sale rather than securitizing them in a secured financing transaction, we recorded cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities, of $13.8 million and $18.7 million related to the contracts sold in 2004 and 2003, respectively.
Note 8 — Commitments and Contingencies
      Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more were as follows:

December 31, 2004

(Dollars in thousands)
2005	$5,552
2006	4,596
2007	3,513
2008	2,218
2009	1,247
Thereafter	991

$18,117

      In certain cases, these agreements include various renewal options and contingent rental agreements. Rental expense for premises and equipment totaled $6.1 million, $5.9 million and $5.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      We have pledged certain contracts in amounts totaling $273 million and $375 million as of December 31, 2004 and 2003, respectively, relative to amounts held on behalf of trustee related to our securitization transactions. We had commitments to fund contracts of $298 million at December 31, 2004.
      We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business, including Lee, et al v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (raising claims under the Equal Credit Opportunity Act) and Thompson, et al v. WFS Financial Inc, California Superior Court, County of Alameda Civil Action No. RG03088926, Court of Appeal No. A104967 (raising claims under California’s Unfair Competition Law and related claims). We reached a settlement in the Lee, et al v. WFS Financial Inc and Thompson, et al v. WFS Financial Inc cases. The United States District Court, Middle District of Tennessee at Nashville, granted final approval of these settlements and entered judgment on November 15, 2004, and the settlement became effective on December 20, 2004 after the expiration of the time for appeal. The pending appeal in the Thompson, et al v. WFS Financial Inc case was dismissed on December 15, 2004, pursuant to the terms of the settlement.
      Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by Westcorp and us that Westcorp was commencing an exchange offer for our outstanding public shares were filed in the Orange County, California Superior Court against Westcorp, us, our individual board members, and individual board members of Westcorp. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559, also known as the Action. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No. 04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation. The lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. The parties have tentatively agreed to a full and final resolution of the Action and, on January 19, 2005, the parties entered into a Memorandum of Understanding, also known as the MOU, concerning the terms of the tentative settlement. The parties are in the process of preparing a formal settlement agreement based on the terms of the MOU and will present it to the Court for approval. Pursuant to the terms of the MOU, the parties have agreed, among other things, that additional disclosures will be made in Westcorp’s Registration Statement on Form S-4 (as filed with the SEC on July 16, 2004), the claims asserted in the Action will be fully released, and the Action will be dismissed with prejudice. Further, pursuant to the MOU, we have agreed to pay plaintiffs’ attorneys’ fees and expenses in the amount of $675,000, or in such lesser amount as the Court may order.
      We do not believe that the outcome of any of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.
Note 9 — Accumulated Other Comprehensive Loss, Net of Tax
      The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	December 31,

	2004	2003

	(Dollars in thousands)
Unrealized loss on interest rate swaps(1)	$(852)	$(15,692)
Realized loss on settled cash flow hedges(1)	(2,752)	(17,198)

Total accumulated other comprehensive loss	$(3,604)	$(32,890)

(1)	All cash flow hedges are structured to hedge future interest payments on borrowings.

Note 10 — Comprehensive Income
      The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Net income	$182,241	$162,388	$82,090
Unrealized losses on retained interest in securitized assets, net of tax			(550)
Unrealized gains (losses) on cash flow hedges, net of tax	10,389	(13,847)	(59,248)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax	18,897	34,783	35,294

Comprehensive income	$211,527	$183,324	$57,586

Note 11 — Dividends
      We have not declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. We are not currently under any regulatory or contractual limitations on our ability to declare or pay dividends.
Note 12 — Servicing Income
      Servicing income consisted of the following components:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Fee income	$99,966	$87,234	$78,773
Contractual servicing income	37,627	31,781	61,830
Retained interest expense, net of RISA amortization			(29,805)

Total servicing income	$137,593	$119,015	$110,798

      Fee income consists primarily of documentation fees, late charges, deferment fees and other servicing fees. For the years ended December 31, 2004 and 2003, there were no contractual servicing income received by us relating to sales to securitization trusts, compared with $10.7 million for the year ended December 31, 2002. For the year ended December 31, 2004, there was $37.6 million contractual servicing fees received by us relating to whole loan sales to Westcorp compared with $31.8 million and $51.1 million for the years ended December 31, 2003 and 2002, respectively.
Note 13 — Employee Benefit Plans
      We participate in Westcorp’s employee benefit programs, which vary on the types of associates covered and the benefits received. These plans include the Westcorp Employee Stock Ownership and Salary Savings Plan, the Executive Deferral Plan, the Long Term Incentive Plan and Stock Option Plan.
      The Westcorp Employee Stock Ownership Plan, also known as the ESOP, covers essentially all associates who have completed six months of service, excluding contract or temporary employees. Contributions to the ESOP are discretionary and determined by the Board of Directors of Westcorp within limits set forth under the Employee Retirement Income Security Act of 1974. These contributions are allocated to the associate’s account based upon years of service and annual compensation. All shares purchased by the ESOP are allocated to associates who participate in the ESOP. The Salary Savings Plan, also known as the 401(k) Plan, covers essentially all associates who have completed three months of service, excluding contract or temporary employees. Contributions to the 401(k) Plan are guaranteed and based on a fixed percent of the associate’s payroll deferral for the calendar year. As of December 31, 2004, the ESOP and 401(k) plan held a total of 1,741,296 shares of Westcorp’s common stock.
      The following table shows our cash contributions and compensation expense related to our ESOP and 401(k) Plan:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash contribution	$7,291	$5,803	$2,753
Compensation expense	8,611	9,789	1,376
      The Executive Deferral Plan, also known as the EDP, covers a select group of our management or highly compensated associates as determined by Westcorp’s Board of Directors. The EDP is designed to allow participants to defer a portion of their compensation on a pre-tax basis and earn tax-deferred interest on these deferrals. The EDP also provides for us to match portions of the amounts contributed by our associates at the discretion of Westcorp’s Board of Directors. For the year ended December 31, 2004, expense related to the EDP for Westcorp and its subsidiaries totaled $2.2 million compared with $2.1 million and $0.7 million for the years ended December 31, 2003 and 2002, respectively.
      The Long Term Incentive Plan, also known as the LTIP, covers certain key executive officers in which such officers will be entitled to receive a fixed incentive amount provided that Westcorp’s tangible net book value per common share as of December 31, 2004 equals or exceeds $28.08, as adjusted at Westcorp’s sole discretion, and the executive officer remains continuously employed by Westcorp or its subsidiaries through April 30, 2005. For the year ended December 31, 2004, Westcorp expensed $1.0 million, compared with $0.9 million and $0.8 million in 2003 and 2002, respectively, related to the LTIP.
      The Westcorp Stock Option Plan covers a select group of associates and directors. Under the plan, Westcorp has reserved a total of 3,000,000 shares of its common stock for future issuance. As of December 31, 2004, a total of 1,693,544 shares were available for future grants. The options may be exercised within five to seven years after the date of the grant depending upon the grant date.
Note 14 — Income Taxes
      Income tax expense consisted of the following:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Current:
Federal	$101,707	$91,617	$79,048
State	26,508	13,766	13,551

	128,215	105,383	92,599

Deferred:
Federal	(8,339)	(3,950)	(37,711)
State	(1,225)	5,086	(8,736)

	(9,564)	1,136	(46,447)

	$118,651	$106,519	$46,152

      A reconciliation of total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Tax at statutory rate	$105,312	$94,118	$44,885
State tax (net of federal tax benefit)(1)	16,434	12,254	3,130
Other	(3,095)	147	(1,863)

	$118,651	$106,519	$46,152

(1)	State tax for 2002 includes the result of a one-time benefit of legislation enacted by the State of California which eliminated the use of reserve method of accounting for bad debts for large banks and financial corporations for taxable income purposes for tax years after January 1, 2002.
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
      Significant components of our deferred tax assets and liabilities were as follows:

	December 31,

	2004	2003

	(Dollars in thousands)
Deferred tax assets:
Reserves for credit losses	$92,223	$84,366
State tax deferred benefit	7,751	5,030
Deferred compensation accrual	1,818	10,361
Tax basis difference — derivatives	2,403	21,927
Other assets	11,510	11,445

Total deferred tax assets	115,705	133,129
Deferred tax liabilities:
Accelerated depreciation for tax purposes	(9,967)	(8,659)
Other liabilities	(21,178)	(29,950)

Total deferred tax liabilities	(31,145)	(38,609)

Net deferred tax assets	$84,560	$94,520

Note 15 — Fair Value of Financial Instruments
      The estimated fair values of our financial instruments were as follows:

	December 31,

	2004		2003

	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value

	(Dollars in thousands)
Financial assets:
Cash and due from banks	$87,963	$87,963	$843,235	$843,235
Restricted cash	363,783	363,783	245,399	245,399
Contracts receivable	9,563,057	10,074,567	8,716,268	9,420,084
Financial liabilities:
Lines of credit — parent	213,741	213,741	21,811	21,811
Notes payable on automobile secured financing(1)	8,105,275	8,239,320	8,157,601	8,372,482
Notes payable — parent	300,000	300,000	400,820	419,218
Amounts held on behalf of trustee	194,913	194,913	243,072	243,072
Other:
Contract commitments		307,566		292,970

(1)	Included in notes payable on automobile secured financing are interest rate swap agreements with a carrying amount equal to their fair value of $1.7 million and $26.2 million at December 31, 2004 and 2003, respectively.
      The methods and assumptions used in estimating the fair values of our financial instruments are included in “Note 1  — Summary of Significant Accounting Policies.”
Note 16 — Financial Instrument Agreements
      Our interest rate swap agreements are with counterparties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount and a specified index. We pay a fixed interest rate and receive a floating interest rate on all of our interest rate swap agreements. At December 31, 2004 and 2003, the terms of our interest rate swap agreements were to pay a weighted average fixed rate of 4.1% and 4.0% and to receive a weighted average variable rate of 2.4% and 1.2%, respectively, with expiration dates ranging from 2005 to 2010 and collateral requirements generally ranging from 3% to 4%. Variable interest rates may change in the future.
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
      For the year ended December 31, 2004, the unrealized gain on cash flow hedges was $10.4 million, net of taxes of $6.9 million, compared to unrealized loss of $13.8 million, net of taxes of $9.2 million, for the year ended December 31, 2003. We reclassified $18.9 million and $34.8 million, net of tax, into earnings which is included in interest expense on the Consolidated Statements of Income for the years ended December 31, 2004 and 2003, respectively. The amount recognized in earnings due to ineffectiveness was immaterial. As a result of selling contracts in a whole loan sale rather than securitizing them in a secured financing transaction, we reclassified into earnings approximately $2.2 million and $3.7 million of hedge gains in 2004 and 2003, respectively, net of tax, from accumulated other comprehensive loss related to hedges of future interest payments on the forecasted secured financing. The hedge gain or loss was included in the gain on sale on the Consolidated Statements of Income. We estimate that we will reclassify into earnings during the next twelve months approximately $3.0 million of the realized loss on settled cash flow hedges that was recorded in accumulated other comprehensive loss as of December 31, 2004.
Note 17 — Proposed Merger
      On May 23, 2004, we entered into a definitive agreement pursuant to which our ultimate parent company, Westcorp, will acquire our outstanding 16% common stock minority interest. The transaction is structured as a merger of us with and into the Bank. In connection with the merger, the Bank has filed an application with the California Department of Financial Institutions to convert its federal thrift charter to a California state bank charter. The merger agreement is conditioned upon the conversion of the charter. The transaction is subject to, among other closing conditions, the receipt of regulatory approvals and the approval of a majority of our shareholders, other than shares controlled by Westcorp.
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
Note 18 — Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands, except per share amounts)
Basic:
Net income	$182,241	$162,388	$82,090
Average basic common shares outstanding	41,036,408	41,026,067	39,945,285
Earnings per common share — basic	$4.44	$3.96	$2.06
Diluted:
Net income	$182,241	$162,388	$82,090
Average basic common shares outstanding	41,036,408	41,026,067	39,945,285
Stock option adjustment	42,929	43,196	48,239
Average diluted common shares outstanding	41,079,337	41,069,263	39,993,524
Earnings per common share — diluted	$4.44	$3.95	$2.05

Note 19 — Quarterly Results of Operations (Unaudited)
      The following is a summary of unaudited quarterly results of operations for 2004 and 2003. Certain quarterly amounts have been adjusted to conform with the year-end presentation.

	For the Three Months Ended

	March 31	June 30	September 30	December 31

	(Dollars in thousands, except per share amounts)
2004
Interest income	$224,008	$210,266	$227,049	$238,812
Interest expense	83,566	74,266	78,274	80,218
Net interest income	140,442	136,000	148,775	158,594
Provision for credit losses	19,976	53,421	59,957	58,961
Income before income tax	110,694	55,681	63,161	71,356
Income tax	43,786	22,135	25,057	27,673
Net income	66,908	33,546	38,104	43,683
Earnings per common share — basic	1.63	0.82	0.93	1.06
Earnings per common share — diluted	1.63	0.82	0.93	1.06

2003
Interest income	$247,132	$257,232	$253,697	$234,943
Interest expense	105,312	102,822	96,277	86,990
Net interest income	141,820	154,410	157,420	147,953
Provision for credit losses	72,795	66,876	24,551	69,578
Income before income tax	40,856	55,417	125,161	47,473
Income tax	16,241	21,832	49,610	18,836
Net income	24,615	33,585	75,551	28,637
Earnings per common share — basic	0.60	0.82	1.84	0.70
Earnings per common share — diluted	0.60	0.82	1.84	0.70
Note 20 — Subsequent Events (Unaudited)
      On January 28, 2005, we completed the issuance of $1.6 billion of notes secured by contracts with a weighted average interest rate of 3.66% through a securitization transaction accounted for as a secured financing. The senior notes issued are credit enhanced through the issuance of subordinated notes.

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

2.1		Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, among Westcorp, Western Financial Bank and WFS Financial Inc(2)
3.1		Certificate of Amendment and Restatement of Articles of Incorporation(7)
3.2		Certificate of Amendment and Restatement of Articles of Incorporation of WFS Financial dated as of April 4, 2004
4		Specimen WFS Financial Inc Common Stock Certificate(5)
10.1		Westcorp 2001 Stock Option Plan(3)
10.2		2000 Executive Deferral Plan V(12)
10	.2.1	First Amendment to the Westcorp Executive Deferral Plan V, dated as of April 1, 2003(4)
10.3		Amended Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank, dated June 1, 2002(3)
10	.3.1	First Amendment dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank(3)
10.4		Security Agreement between WFS Funding, Inc. and Western Financial Bank, dated March 7, 2003(7)
10	.4.1	First Amendment dated August 1, 2003, to the Security Agreement between WFS Funding, Inc. and Western Financial Bank(7)
10.5		Transfer Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.6		Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank, dated June 15, 1999(11)
10	.6.1	Amendment No. 1, dated as of August 1, 1999, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(11)
10	.6.2	Amendment No. 2, dated May 23, 2000, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(3)
10	.6.3	Amendment No. 3, dated January 1, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(3)
10	.6.4	Amendment No. 4, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(3)
10	.6.5	Amendment No. 5, dated May 1, 2004, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10.7		Security Agreement between WFS Financial Inc and Western Financial Bank, dated March 7, 2003(7)
10	.7.1	Restated First Amendment to the Security Agreement between WFS Financial Inc and Western Financial Bank, dated May 1, 2004
10.8		Short Term Investment Agreement between WFS Financial Inc and Western Financial Bank, dated January 1, 1996(7)
10	.8.1	Amendment No. 1, dated as of January 1, 2002, to the Short Term Investment Agreement between WFS Financial Inc and Western Financial Bank(7)
10	.8.2	Amendment No. 2, dated as of May 1, 2004, to the Short Term Investment Agreement between WFS Financial Inc and Western Financial Bank
10.9		Master Tax Sharing Agreement between Westcorp and Subsidiaries, dated January 1, 2004
10	.9.1	First Amendment to the Master Tax Sharing Agreement, dated June 10, 2004
10.10		Amended and Restated WFS Reinvestment Contract between WFS Financial Inc and Western Financial Bank, dated January 1, 2004
10.12		Amended and Restated Master Collateral Assignment Agreement, dated March 1, 2000(11)
10.13		Form of WFS Financial Inc Dealer Agreement(4)
10.14		Form of WFS Financial Inc Loan Application(4)

Exhibit
No.		Description of Exhibit

10.15		Amended and Restated WFS 1996 Incentive Stock Option Plan(6)
10.16		Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan, dated January 1, 2001(12)
10	.16.1	Amendment No. 1, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(12)
10	.16.2	Amendment No. 2, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(12)
10	.16.3	Amendment No. 3, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(4)
10	.16.4	Amendment No. 4, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(4)
10	.16.5	Amendment No. 5, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(4)
10	.16.6	Amendment No. 6, effective as of November 1, 2003, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(7)
10	.16.7	Amendment No. 7, dated as of December 1, 2003, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(7)
10	.16.8	Amendment No. 8, dated as of December 30, 2004, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan
10.17		Employment Agreements(8)(9)
10.18		Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated August 1, 1997(10)
10	.18.1	Amendment No. 1, dated February 23, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10	.18.2	Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10	.18.3	Amendment No. 3, dated January 1, 2002, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(3)
10.20		Master Allocation Agreement between Westcorp and its subsidiaries, dated January 1, 2004
10	.20.1	First Amendment to the Master Allocation Agreement, dated December 1, 2004
10.23		Amended Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank, dated June 1, 2002(3)
10	.23.1	Amendment No. 1, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank(3)
10.24		Security Agreement between WFS Receivables Corporation and Western Financial Bank, dated March 7, 2003(7)
10	.24.1	First Amendment to the Security Agreement, dated August 1, 2003, to the Security Agreement between WFS Receivables Corporation and Western Financial Bank(7)
10.25		Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank, dated August 8, 2002(3)
10	.25.1	Amendment No. 1, dated November 7, 2002, to the Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank(3)
10	.25.2	Amendment No. 2, dated January 13, 2003, to the Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank(7)
10.27		Promissory Note of WFS Financial Inc in favor of Western Financial Bank, dated May 3, 2002(3)
10.28		Customer List Agreement between Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency, dated May 15, 1998(3)
10	.28.1	Amendment No. 1, dated September 26, 2002, to the Customer List Agreement between Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency(3)

Exhibit
No.		Description of Exhibit

10.29		Interest Rate Swap Guarantee Agreement between Western Financial Bank, WFS Financial Inc, and WFS Receivables Corporation, dated August 30, 2002(3)
10.30		Security Agreement between WFS Receivable Corporation 2, WFS Financial Inc, and Western Financial Bank, dated March 21, 2002(3)
10.31		Referral Agreement between Western Financial Bank, Westfin Insurance Agency and WFS Financial Inc, dated September 16, 2002(3)
10	.31.1	Amendment No. 1, dated March 31, 2003, to the Referral Agreement between Western Financial Bank, Westfin Insurance Agency and WFS Financial Inc(7)
10.32		Future Interest Payment Hedge Guarantee and Reimbursement Agreement between Western Financial Bank and WFS Financial Inc, dated September 19, 2002(3)
10.33		Intellectual Property Licensing Agreement between Westcorp and its subsidiaries and affiliates, dated as of January 1, 2004
10.34		Master Travel Services Agreement between Westran Services Corp. and Westcorp, Western Financial Bank, WFS Financial Inc, WFS Receivables Corporation, Western Financial Associate Solutions and Westfin Insurance Agency, Inc., dated January 1, 2004
10	.34.1	Amendment No. 1, dated December 1, 2004 to the Master Travel Service Agreement Between Westran Services Corporation and Westcorp, Western Financial Bank, WFS Financial Inc, WFS Receivables Corporation, Western Financial Associate Solutions, WFS Receivables Corporation 3 and Westfin Insurance Agency, Inc.
10.36		Sublease Agreement between WFS Financial Inc, WFS Receivable Corporation, WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc., dated March 21, 2002(3)
10	.36.1	First Amendment to Sublease Agreement between WFS Financial Inc, WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc. dated September 1, 2002(3)
10	.36.2	Second Amendment to Sublease Agreement between WFS Financial Inc, WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc. dated September 1, 2003(7)
10	.36.3	Third Amendment to Sublease Agreement between WFS Financial Inc, WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Receivables Corporation 3, WFS Receivables Corporation 4, WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc. dated April 1, 2004
10.37		Collateral Protection Insurance Agreement between Westfin Insurance Agency and WFS Financial Inc, dated September 2002(3)
10.39		Security Agreement between WFS Receivables Corporation 3 and Western Financial Bank, dated March 7, 2003(7)
10	.39.1	First Amendment to the Security Agreement, dated August 1, 2003, to the Security Agreement between WFS Receivables Corporation 3 and Western Financial Bank(7)
10.40		Services Agreement between Western Financial Bank, WFS Financial Inc and Western Financial Associate Solutions, dated January 1, 2004
10.41		Westcorp Executive Deferral Plan V Participation Agreement between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc., WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corporation, dated January 1, 2004
10	.41.1	First Amendment to the Westcorp Executive Deferral Plan V Participation Agreement between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corporation, dated December 1, 2004

Exhibit
No.		Description of Exhibit

10.42		Westcorp Cafeteria Plan with Flexible Spending Agreement between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services corporation, dated January 1, 2004
10	.42.1	First Amendment to the Westcorp Cafeteria Plan with Flexible Spending Agreement between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corporation, dated December 1, 2004
10.43		Westcorp ESOP and Salary Savings Plan between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corporation, dated January 1, 2004
10	.43.1	First Amendment to the Westcorp ESOP and Salary Savings Plan between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corporation, dated December 1, 2004
10.44		Collateral Assignment Agreement between Western Financial Bank, WFS Financial Auto Loans 2, Inc. and WFS Financial Inc, dated July 1, 2004
10.45		Collateral Assignment Agreement between Western Financial Bank, WFS Receivables Corporation and WFS Financial Inc, dated July 1, 2004
10.46		Collateral Assignment Agreement between Western Financial Bank, WFS Receivables Corporation 3 and WFS Financial Inc, dated July 1, 2004
10.47		Collateral Assignment Agreement between Western Financial Bank, WFS Funding, Inc. and WFS Financial Inc, dated July 1, 2004
10.48		Servicing Agreement between WFS Receivables Corporation 2 and WFS Financial Inc, dated August 20, 2004
10.49		Retainer Agreement between WestFin Insurance Agency and WFS Financial Inc dated March 31, 2003(7)
21.1		Subsidiaries of WFS Financial Inc
23.1		Consent of Independent Auditors, Ernst & Young LLP
31.1		CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated

(2)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-117424), filed July 16, 2004, incorporated herein by reference under Exhibit Number indicated

(3)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 2002 as filed on or about March 27, 2003

(4)	Exhibit previously filed with Westcorp Registration Statements on Form S-3 (File No. 333-110244) filed November 5, 2003 and subsequently amended on November 10, 2003 incorporated by reference under Exhibit Number indicated

(5)	Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference under Exhibit Number indicated

(6)	Exhibit previously filed as Exhibit 4.1 to the WFS Financial Inc Registration Statement on Form S-8 (File No. 333-40121), filed November 13, 1997, and incorporated herein by reference

(7)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 2003 as filed on or about March 12, 2004

(8)	Employment Agreement dated February 27, 1998 between WFS Financial Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request)

(9)	Employment Agreement, dated November 15, 1998 between WFS Financial Inc, Westcorp and Mark Olson (will be provided to the SEC upon request)

(10)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999

(11)	Exhibits previously filed with WFS Financial Inc Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amended on January 20, 2000 incorporated by reference under Exhibit Number indicated

(12)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 2001 as filed on or about March 29, 2002