Form 10-Q
period 2005-03-31
WFS FINANCIAL INC
filed 2005-05-10
CIK 946343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, the registrant had 41,057,923 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 24.

WFS FINANCIAL INC AND SUBSIDIARIES

FORM 10-Q

March 31, 2005

Forward-Looking Statements

This Form 10- Q includes and incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended or the Exchange Act. Forward-looking statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies, as well as the proposed merger of the Bank and us and the conversion of the Bank to a California State Commercial Bank. These statements are subject to uncertainties and, among other things, factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those expressed in or implied by these forward-looking statements.

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These statements are contained in sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Form 10-Q and in the documents incorporated by reference.

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

Additional factors that could cause actual results to differ are discussed under the heading “Business Risks” and in other sections of our Form 10-K for the fiscal year ended December 31, 2004 on file with the Securities and Exchange Commission, and in our other current and periodic reports filed from time to time with the Commission. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

INDUSTRY DATA

In this Form 10-Q, we rely on and refer to information regarding the automobile lending industry from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Available Information

We provide access to all our filings with the Securities and Exchange Commission on our Web site at http:\\www.wfsfinancial.com free of charge on the same day that these reports are electronically filed with the Commission. The information contained in our Web site does not constitute part of this filing.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2005	December 31, 2004
	(Dollars in thousands)
ASSETS
Cash	$55,747	$87,963
Other short-term investments –– parent	831,472

Cash and cash equivalents	887,219	87,963
Restricted cash	688,759	363,783
Contracts receivable	10,156,008	9,563,057
Allowance for credit losses	(262,027)	(252,465)

Contracts receivable, net	9,893,981	9,310,592
Premises and equipment, net	30,478	30,820
Interest receivable	55,884	55,126
Other assets	81,146	100,934

TOTAL ASSETS	$11,637,467	$9,949,218

LIABILITIES
Lines of credit –– parent	$53,517	$213,741
Notes payable on automobile secured financing	9,917,690	8,105,275
Notes payable –– parent	300,000	300,000
Amounts held on behalf of trustee	148,905	194,913
Other liabilities	129,140	104,812

TOTAL LIABILITIES	10,549,252	8,918,741
SHAREHOLDERS’ EQUITY
Common stock (no par value; authorized 50,000,000 shares; issued and outstanding 41,057,789 shares at March 31, 2005 and 41,038,003 shares at December 31, 2004)	338,466	338,328
Paid-in capital	6,324	6,324
Retained earnings	741,175	689,429
Accumulated other comprehensive income (loss), net of tax	2,250	(3,604)

TOTAL SHAREHOLDERS’ EQUITY	1,088,215	1,030,477

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,637,467	$9,949,218

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$248,296	$221,577
Other	4,313	2,431

TOTAL INTEREST INCOME	252,609	224,008
Interest expense:
Notes payable on automobile secured financing	72,808	72,202
Other	10,468	11,364

TOTAL INTEREST EXPENSE	83,276	83,566

NET INTEREST INCOME	169,333	140,442
Provision for credit losses	49,262	19,976

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	120,071	120,466
Noninterest income:
Automobile lending	21,283	34,335
Gain on sale of contracts		13,792
Other	1,640	1,017

TOTAL NONINTEREST INCOME	22,923	49,144
Noninterest expense:
Salaries and associate benefits	37,632	38,290
Credit and collections	8,479	8,405
Data processing	4,348	3,890
Occupancy	2,885	2,852
Other	5,021	5,479

TOTAL NONINTEREST EXPENSE	58,365	58,916

INCOME BEFORE INCOME TAX	84,629	110,694
Income tax	32,883	43,786

NET INCOME	$51,746	$66,908

Earnings per common share:
Basic	$1.26	$1.63

Diluted	$1.26	$1.63

Weighted average number of common shares outstanding:
Basic	41,049,292	41,034,065

Diluted	41,075,579	41,078,787

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss)
	Shares	Stock	Capital	Earnings	Net of Tax	Total
	(Dollars in thousands, except share amounts)
Balance at January 1, 2004	41,033,901	$338,291	$6,280	$507,188	$(32,890)	$818,869
Net income				182,241		182,241
Unrealized gains on cash flow hedges, net of tax (1)					10,389	10,389
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax (2)					18,897	18,897

Comprehensive income						211,527
Issuance of common stock	4,102	37	44			81

Balance at December 31, 2004	41,038,003	338,328	6,324	689,429	(3,604)	1,030,477
Net income				51,746		51,746
Unrealized gains on cash flow hedges, net of tax (1)					6,546	6,546
Reclassification adjustment for gains on cash flow hedges included in net income, net of tax (2)					(692)	(692)

Comprehensive income						57,600
Issuance of common stock	19,786	138				138

Balance at March 31, 2005	41,057,789	$338,466	$6,324	$741,175	$2,250	$1,088,215

(1)	The pre-tax amount of unrealized gains on cash flow hedges was $10.9 million for the three months ended March 31, 2005 compared with $17.3 million for the year ended December 31, 2004.

(2)	The pre-tax amount of unrealized gains on cash flow hedges reclassified into net income was $1.2 million for the three months ended March 31, 2005 compared with unrealized losses of $31.5 million for the year ended December 31, 2004.

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$51,746	$66,908
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	49,262	19,976
Amortization of contract fees and costs	21,018	21,695
Amortization of losses on cash flow hedges	1,473	4,339
Depreciation	2,182	2,019
Gain on sale of contracts		(13,792)
Decrease in other assets	19,876	56,611
Increase in other liabilities	24,327	12,509

NET CASH PROVIDED BY OPERATING ACTIVITIES	169,884	170,265
INVESTING ACTIVITIES:
Increase in restricted cash	(324,976)	(13,950)
Contracts receivable:
Purchase of contracts, net of fees and costs	(1,813,541)	(1,621,283)
Proceeds from contract sales, net		1,548,432
Contract payments and payoffs	1,159,872	988,557
Purchase of premises and equipment	(1,840)	(2,340)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(980,485)	899,416
FINANCING ACTIVITIES:
Payments on lines of credit, net	(160,224)	(6,643)
Notes payable on automobile secured financing:
Proceeds from issuance	3,005,045
Payments on notes	(1,195,004)	(1,224,617)
(Decrease) increase in amounts held on behalf of trustee	(46,008)	30,870
Proceeds from issuance of common stock	138	7
Proceeds from (payments on) cash flow hedges	5,910	(2,771)

NET CASH PROVIDED BY (USED IN) BY FINANCING ACTIVITIES	1,609,857	(1,203,154)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	799,256	(133,473)
Cash and cash equivalents at beginning of period	87,963	843,235

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$887,219	$709,762

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

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles, also known as GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in our Form 10-K.

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

Net contracts receivable consisted of the following:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Contracts	$10,021,566	$9,438,118
Unearned discounts	(31,930)	(33,845)

Net contracts	9,989,636	9,404,273
Dealer participation, net of deferred contract fees	166,372	158,784

Contracts receivable	10,156,008	9,563,057
Allowance for credit losses	(262,027)	(252,465)

Net contracts receivable	$9,893,981	$9,310,592

Contracts managed by us, excluding dealer participation and deferred contract fees, totaled $11.9 billion and $11.6 billion at March 31, 2005 and December 31, 2004, respectively. Of the $11.9 billion contracts managed at March 31, 2005, $10.0 billion were owned by us and $1.9 billion were owned by Westcorp, our ultimate parent. Of the $11.6 billion contracts managed at December 31, 2004, $9.4 billion were owned by us and $2.2 billion were owned by Westcorp. Nonperforming loans, or loans on which we have discontinued the accrual of interest income, included in net loans receivable were $40.9 million at both March 31, 2005 and December 31, 2004. Repossessed assets were $4.8 million and $6.4 million at March 31, 2005 and December 31, 2004, respectively, and are included in other assets on our Consolidated Statements of Financial Condition.

Note 3 — Allowance for Credit Losses

     The following table sets forth the activity in the allowance for credit losses:

	For the Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$252,465	$239,697
Chargeoffs	(58,847)	(71,222)
Recoveries	19,147	20,686

Net chargeoffs	(39,700)	(50,536)
Provision for credit losses	49,262	19,976

Balance at end of period	$262,027	$209,137

Ratio of net chargeoffs during the period (annualized) to average contracts outstanding during the period	1.6%	2.4%
Ratio of allowance for credit losses to contracts at the end of the period	2.6%	2.7%

Note 4 — Whole Loan Sale

For the three months ended March 31, 2004, we sold $1.5 billion of automobile contracts to Westcorp, our parent company, in a whole loan sale at a price of 103%. These receivables were subsequently securitized by Westcorp and continue to be managed by us under the terms of the securitization. As a result of selling contracts in a whole loan sale rather than securitizing them in a secured financing transaction, we recorded a cash gain on sale of $13.8 million. Included in this amount was $2.2 million of losses from accumulated other comprehensive loss related to hedges of future interest payments on the forecasted secured financing. The hedge loss was included in the gain on sale on the Consolidated Statements of Income. We did not execute a similar transaction for the three months ended March 31, 2005.

Note 5 — Notes Payable on Automobile Secured Financing

In connection with our asset-backed securitization activities, we issued $3.0 billion of notes secured by contracts for the three months ended March 31, 2005. We did not issue any notes secured by contracts during the three months ended March 31, 2004. The $3.0 billion issued during 2005 was through two public transactions. There were $9.9 billion of notes payable on automobile secured financing outstanding at March 31, 2005 compared with $8.1 billion at December 31, 2004.

Interest payments are due either monthly or quarterly, in arrears. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $72.8 million and $72.2 million for the three months ended March 31, 2005 and 2004, respectively.

Note 6 — Notes Payable — Parent

We borrowed $450 million from the Bank under the terms of a $300 million note and a $150 million note with rates of 10.25% and 8.875% per annum, respectively. We had amounts outstanding on the notes of $300 million at both March 31, 2005 and December 31, 2004. The $150 million note was paid in the third quarter of 2004. Interest payments on the notes totaled $7.7 million and $9.9 for the three months ended March 31, 2005 and 2004, respectively.

Note 7 — Accumulated Other Comprehensive Income (Loss), Net of Tax

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Unrealized gain (loss) on interest rate swaps (1)	$572	$(852)
Realized gain (loss) on settled cash flow hedges (1)	1,678	(2,752)

Total accumulated other comprehensive income (loss)	$2,250	$(3,604)

(1)	All cash flow hedges are structured to hedge future interest payments on borrowings.

Note 8 — Comprehensive income

The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	For the Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Net income	$51,746	$66,908
Unrealized gains (losses) on cash flow hedges, net of tax	6,546	(2,762)
Reclassification adjustment for (gains) losses on cash flow hedges included in income, net of tax	(692)	6,949

Comprehensive income	$57,600	$71,095

Note 9 — Commitments and Contingencies

We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business. Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by Westcorp and us that we had entered into a merger agreement, pursuant to which Westcorp would acquire our outstanding 16% common stock interest not already owned by Westcorp’s wholly owned subsidiary, Western Financial Bank, and we would be merged with and into Western Financial Bank were filed in the Orange County, California Superior Court against Westcorp, us, our individual board members, and individual board members of Westcorp. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559 (the “Action”). On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No.04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation. The lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. The parties have tentatively agreed to a full and final resolution of the Action and, on January 19, 2005, the parties entered into a Memorandum of Understanding (“MOU”) concerning the terms of the tentative settlement. Pursuant to the terms of the MOU, the parties have agreed, among other things, that additional disclosures will be made in Westcorp’s Registration Statement on Form S-4 (as filed with the SEC on July 16, 2004), the claims asserted in the Action will be fully released, and the Action will be dismissed with prejudice. Further, pursuant to the MOU, the defendants have agreed to pay plaintiffs’ attorneys’ fees and expenses in the amount of $675,000, or in such lesser amount as the Court may order. The effectiveness of the settlement agreement is contingent on the transaction actually occurring. The parties prepared a formal settlement agreement based on the terms of the MOU and will present it to the Court for preliminary approval on June 17, 2005. The parties have further agreed and reported to the Court that the parties will not proceed with providing notice of the proposed settlement to shareholders nor schedule a final hearing on approval of the settlement unless and until the necessary regulatory approvals for the transaction have been obtained. We are vigorously defending this action and do not believe that the outcome of this proceeding will have a material effect upon our financial condition, results of operations and cash flows.

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

The California Department of Financial Institutions and the Office of Thrift Supervision have approved the Bank’s application to convert from a federal savings bank to a California state commercial bank subject to receipt of all other required regulatory approvals. The Federal Deposit Insurance Corporation approved the application to merge us into the Bank as part of its acquisition of our minority interest. The conversion is still contingent upon the approval of Westcorp’s application to become a bank holding company by the Board of Governors of the Federal Reserve. If the conversion is completed, the Bank will be subject to the laws, regulation and oversight of the California Department of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve. The merger is also subject to approval by the majority of our minority shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the nation’s largest independent automobile finance companies with 32 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with approximately $500 billion of loan originations during 2004. We originate, service and securitize new and pre-owned automobile installment contracts, which are generated through our relationships with approximately 8,300 franchised and independent automobile dealers in 45 states. We originated $1.8 billion and $1.6 billion of automobile contracts during the three months ended March 31, 2005 and 2004, respectively. We managed a portfolio of $11.9 billion at March 31, 2005 compared with $11.6 billion at December 31, 2004.

Our primary sources of revenue are net interest income and servicing income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. The primary components of servicing income include late charges and other collection related fee income on managed contracts and contractually specified servicing income on contracts sold in whole loan sales that we continue to service. The primary components of operating expenses are salaries, credit and collection expenses and data processing costs.

Selected Financial Data

The following table presents summary unaudited financial data for the three months ended March 31, 2005 and 2004. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	For the Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Interest income	$252,609	$224,008
Interest expense	83,276	83,566

Net interest income	169,333	140,442
Provision for credit losses	49,262	19,976

Net interest income after provision for credit losses	120,071	120,466
Noninterest income	22,923	49,144
Noninterest expense	58,365	58,916

Income before income tax	84,629	110,694
Income tax	32,883	43,786

Net income	$51,746	$66,908

Earnings per common share — diluted	$1.26	$1.63

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Contracts receivable, net	$9,893,981	$9,310,592
Total assets	11,637,467	9,949,218
Lines of credit — parent	53,517	213,741
Notes payable — parent	300,000	300,000
Notes payable on automobile secured financing	9,917,690	8,105,275
Total shareholders’ equity	1,088,215	1,030,477

	At or For the Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Other Selected Data:
Average automobile contracts managed	$11,702,544	$10,726,048
Return on average automobile contracts managed (1)	1.77%	2.50%
Average shareholders’ equity (2)	$1,058,317	$885,871
Return on average shareholders’ equity (2)	19.56%	30.21%
Book value per share (2)	$26.45	$22.39
Equity to assets (2)	9.33%	10.62%
Automobile contract originations	$1,782,414	$1,585,173
Interest rate spread	6.15%	5.82%

(1)	Net income (annualized) divided by average automobile contracts managed

(2)	Excludes other comprehensive loss

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations, also known as MD&A, is based on our consolidated financial statements and accompanying notes that have been prepared in accordance with GAAP. Our significant accounting policies are described in “Note 1 — Summary of Significant Accounting Policies” in our Consolidated Financial Statements in our 2004 Form 10-K and are essential in understanding our MD&A. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. We have identified accounting for the allowance for credit losses as the most critical accounting estimate to understanding and evaluating our reported financial results of operations. This estimate is critical because it requires us to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is possible that materially different amounts would be reported under different conditions or using different assumptions. Additionally, the accounting for derivative financial instruments and accrued taxes requires the use of assumptions and accounting estimates that are also inherently subjective.

Allowance for Credit Losses

The allowance for credit losses is our estimate of probable losses in our loan portfolio as of the balance sheet date. Our determination of the amount of the allowance for credit losses was based on a review of various quantitative and qualitative analyses. Our process for determining the allowance for credit losses is discussed in detail in “Note 1 — Summary of Significant Accounting Policies” in our Consolidated Financial Statements in our 2004 Form 10-K.

Key analyses considered in the process of establishing our allowance for credit losses include migration analysis of delinquent and current accounts by risk category, econometric forecasts, the evaluation of the size of any particular asset group, the concentration of any credit tier, the percentage of delinquency, the severity of depreciated values of repossessions, trends in the number of days repossessions are held in inventory, trends in delinquency roll rates, and trends in the economy. The process of determining the level of the allowance for credit losses based upon the foregoing analyses requires a high degree of judgment. It is possible that others, given the same information, may reach different conclusions and such differences could be material. To the extent that the analyses considered in determining the allowance for credit losses are not indicative of future performance or other assumptions used by us do not prove to be accurate, loss experience could differ significantly from our estimate, resulting in either higher or lower future provision for credit losses.

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

Results of Operations

Net Interest Income

Net interest income is affected by our interest rate spread, which is the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities, and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $169 million and $140 million for the three months ended March 31, 2005 and 2004, respectively. The increase in net interest income was the result of us holding more contracts on the balance sheet and an increase in net interest margins for the three months ended March 31, 2005.

The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Three Months Ended
	March 31,
	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Contracts receivable (1)	$9,851,566	$248,296	10.22%	$8,264,599	$221,577	10.78%
Investment securities	709,271	4,313	2.47	918,499	2,431	1.06

Total interest earning assets	$10,560,837	252,609	9.70	$9,183,098	224,008	9.81

Interest bearing liabilities:
Lines of credit — parent	$187,412	1,865	4.04	$42,414	223	2.11
Notes payable — parent	300,000	7,688	10.25	404,153	9,924	9.82
Notes payable on automobile secured financing	8,678,011	72,808	3.36	7,625,038	72,202	3.79
Other	227,493	915	1.63	304,736	1,217	1.60

Total interest bearing liabilities	$9,392,916	83,276	3.55%	$8,376,341	83,566	3.99%

Net interest income and interest rate spread		$169,333	6.15%		$140,442	5.82%

Net yield on average interest earning assets			6.55%			6.12%

(1)	For the purpose of these computations, nonaccruing contracts are included in the average amounts outstanding.

The total interest rate spread increased 33 basis points for the three months ended March 31, 2005 compared with the three months ended March 31, 2004 due to a decrease of 11 basis points in the yield on interest earning assets combined with a 44 basis point decrease in the cost of funds. The decrease in the yield on interest earning assets in 2005 compared with 2004 was due to a low interest rate environment. The decrease in the cost of funds in 2005 compared with 2004 was primarily due to a low interest rate environment and an improvement of credit spreads on our automobile secured financings.

The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	For the Three Months Ended March 31, 2005
	Compared to the Three Months Ended March 31, 2004 (1)
	Volume	Rate	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Contracts receivable	$93,884	$(67,165)	$26,719
Investment securities	(3,512)	5,394	1,882

Total interest income	$90,372	$(61,771)	$28,601

Increase (decrease) in interest expense:
Lines of credit — parent	$1,295	$347	$1,642
Notes payable — parent	(4,882)	2,646	(2,236)
Notes payable on automobile secured financing	36,332	(35,726)	606
Other	(451)	149	(302)

Total interest expense	$32,294	$(32,584)	$(290)

Increase in net interest income			$28,891

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances.

Provision for Credit Losses

We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for contracts held on balance sheet. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned portfolio that can be reasonably estimated. The provision for credit losses was $49.3 million and $20.0 million for the three months ended March 31, 2005 and 2004, respectively. The increase in the provision for credit losses was a result of reversing the allowance for credit losses in the three months ended March 31, 2004, commensurate with the $1.5 billion of automobile contracts sold to our ultimate parent.

Contract Sales and Securitizations

Contract sales and securitizations totaled $3.0 billion and $1.5 billion for the three months ended March 31, 2005 and 2004, respectively. The following table lists each of the securitizations we manage. We receive servicing fees and other ancillary income on loans sold to our ultimate parent company, Westcorp, that we continue to manage. All securitizations prior to 2001-C were paid in full on or before their contractual maturity dates and none of the remaining securitizations have yet reached their contractual maturity dates.

Securitizations

				Remaining			Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	March 31, 2005 (1)	Original Balance	Average APR	Securitization Rate	Spread (2)
(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	Paid in full		14.42	5.70	8.72
1999-B	July, 1999	1,000,000	Paid in full		14.62	6.36	8.26
1999-C	November, 1999	500,000	Paid in full		14.77	7.01	7.76
2000-A	March, 2000	1,200,000	Paid in full		14.66	7.28	7.38
2000-B	May, 2000	1,000,000	Paid in full		14.84	7.78	7.06
2000-C (3)	August, 2000	1,390,000	Paid in full		15.04	7.32	7.72
2000-D	November, 2000	1,000,000	Paid in full		15.20	6.94	8.26
2001-A	January, 2001	1,000,000	Paid in full		14.87	5.77	9.10
2001-B (3)	May, 2001	1,370,000	Paid in full		14.41	4.23	10.18
2001-C	August, 2001	1,200,000	$157,904	13.16%	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	350,270	19.46	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	417,237	23.84	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	349,016	27.92	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	460,723	34.13	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	484,915	36.10	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	623,906	41.80	11.57	2.13	9.44
2003-3 (3)	August, 2003	1,650,000	875,115	53.04	10.59	2.66	7.93
2003-4	November, 2003	1,403,625	758,143	54.01	10.89	2.70	8.19
2004-1 (3)	February, 2004	1,477,500	869,953	58.88	10.89	2.35	8.54
2004-2	May, 2004	1,477,500	1,003,518	67.92	10.98	3.02	7.96
2004-3	August, 2004	1,552,000	1,208,942	77.90	10.64	3.49	7.15
2004-4	October, 2004	1,358,000	1,166,839	85.92	11.19	3.10	8.09
2005-1	January, 2005	1,552,000	1,495,241	96.34	11.25	3.66	7.59
2005-2	March, 2005	1,458,750	1,458,750	100.00	11.51	3.66	7.85

	Total	$43,486,555	$11,680,472

(1)	Represents only the note payable amounts outstanding at the date indicated.

(2)	Represents the difference between the original weighted average annual percentage rate, also known as the APR, and the estimated weighted average securitization rate on the closing date of the securitization.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Noninterest Income and Noninterest Expense

     Noninterest income decreased to $22.9 million for the three months ended March 31, 2005 compared with $49.1 million for the same period a year earlier as $14.5 million of additional loan origination fees were deferred during the quarter. Noninterest expense was affected by $6.4 million in additional direct origination costs that were deferred in the quarter as well. Historically, we performed analyses on the fees and direct costs related to our origination of automobile loans and elected not to defer and amortize such amounts as the net effect was not material to our financial statements in accordance with Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, and SEC Staff Accounting Bulletin: No. 99 – Materiality. Due to continuing improvements in operating efficiencies and the higher amount of documentation fees earned, the difference between the amount of fees received and the direct costs incurred has gradually increased. Therefore, we have decided to defer and amortize these amounts prospectively beginning this quarter.

Income Taxes

     We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 39% for three months ended March 31, 2005 and 40% for the three months ended March 31, 2004, respectively.

Financial Condition

Contracts Receivable

     We held a portfolio of contracts on balance sheet that totaled $10.2 billion at March 31, 2005 and $9.6 billion at December 31, 2004. The increase is due primarily to an increase in automobile contracts originated.

     The following table presents a summary of our automobile contracts purchased:

	For the Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
New vehicles	$506,190	$551,570
Pre-owned vehicles	1,276,224	1,033,603

Total volume	$1,782,414	$1,585,173

Prime	$1,363,083	$1,303,189
Non-prime	419,331	281,984

Total volume	$1,782,414	$1,585,173

Asset Quality

     We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances.

     We calculate delinquency based on the contractual due date. The improvement in delinquency is primarily the result of an improving economy and our continued emphasis on risk-focused underwriting.

     The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and contracts that have been sold to Westcorp through whole loan sales and are managed by us:

	March 31, 2005		December 31, 2004
	Amount	%	Amount	%
		(Dollars in thousands)
Contracts managed at end of period	$11,852,222		$11,560,890

Period of delinquency
30-59 days	$130,521	1.10%	$191,001	1.65%
60 days or more (1)	50,998	0.43	67,660	0.59

Total contracts delinquent and delinquencies as a percentage of contracts managed (1)	$181,519	1.53%	$258,661	2.24%

(1)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due of $46.1 million at both March 31, 2005 and December 31, 2004, respectively.

     The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	March 31, 2005		December 31, 2004
	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Contracts managed	895,377	$11,852,222	876,695	$11,560,890

Repossessed vehicles	785	$5,852	1,049	$7,982

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.09%	0.05%	0.12%	0.07%

     The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts. Net chargeoffs declined as a result of an improving economy.

	For the Three Months Ended
	March 31
	2005	2004
	(Dollars in thousands)
Average contracts managed during period	$11,702,544	$10,726,048

Gross chargeoffs	$71,953	$85,494
Recoveries	23,474	24,701

Net chargeoffs	$48,479	$60,793

Net chargeoffs as a percentage of average contracts managed during period	1.66%	2.27%

     The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

Cumulative Static Pool Loss Curves
At March 31, 2005

Period (1)	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2	2003-3 (3)	2003-4	2004-1 (3)	2004-2	2004-3	2004-4	2005-1	2005-2
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.02%	0.00%	0.00%
3	0.09%	0.06%	0.03%	0.06%	0.07%	0.04%	0.02%	0.02%	0.03%	0.02%	0.03%	0.06%	0.04%	0.02%
4	0.20%	0.15%	0.10%	0.14%	0.16%	0.11%	0.06%	0.06%	0.08%	0.06%	0.07%	0.13%	0.09%
5	0.35%	0.29%	0.18%	0.27%	0.26%	0.18%	0.14%	0.13%	0.14%	0.11%	0.15%	0.21%	0.15%
6	0.49%	0.43%	0.32%	0.44%	0.38%	0.29%	0.25%	0.23%	0.21%	0.19%	0.24%	0.30%	0.23%
7	0.65%	0.60%	0.49%	0.57%	0.50%	0.41%	0.36%	0.32%	0.28%	0.27%	0.33%	0.40%
8	0.81%	0.84%	0.66%	0.70%	0.61%	0.53%	0.48%	0.40%	0.35%	0.34%	0.41%	0.50%
9	0.95%	1.06%	0.82%	0.82%	0.78%	0.66%	0.59%	0.47%	0.44%	0.42%	0.51%
10	1.07%	1.28%	0.96%	0.96%	0.94%	0.80%	0.70%	0.55%	0.54%	0.52%	0.59%
11	1.20%	1.48%	1.10%	1.10%	1.08%	0.93%	0.80%	0.62%	0.61%	0.59%	0.65%
12	1.37%	1.67%	1.26%	1.24%	1.28%	1.06%	0.89%	0.71%	0.73%	0.67%
13	1.55%	1.82%	1.39%	1.38%	1.43%	1.21%	0.98%	0.80%	0.83%	0.75%
14	1.74%	1.99%	1.51%	1.53%	1.59%	1.31%	1.08%	0.88%	0.93%	0.81%
15	1.97%	2.14%	1.68%	1.70%	1.77%	1.40%	1.20%	0.97%	1.03%
16	2.16%	2.27%	1.83%	1.88%	1.92%	1.50%	1.31%	1.07%	1.09%
17	2.36%	2.45%	1.99%	2.03%	2.05%	1.60%	1.41%	1.16%	1.19%
18	2.59%	2.62%	2.16%	2.15%	2.16%	1.70%	1.53%	1.25%
19	2.78%	2.80%	2.31%	2.28%	2.25%	1.85%	1.66%	1.33%
20	2.95%	2.99%	2.46%	2.41%	2.37%	1.99%	1.76%	1.40%
21	3.14%	3.15%	2.60%	2.52%	2.49%	2.14%	1.87%
22	3.29%	3.31%	2.72%	2.62%	2.62%	2.27%	1.95%
23	3.41%	3.45%	2.86%	2.74%	2.73%	2.37%	2.02%
24	3.57%	3.58%	2.95%	2.83%	2.84%	2.47%
25	3.73%	3.69%	3.03%	2.96%	2.95%	2.57%
26	3.88%	3.80%	3.13%	3.08%	3.06%	2.63%
27	4.04%	3.92%	3.22%	3.21%	3.17%
28	4.20%	4.02%	3.33%	3.31%	3.25%
29	4.35%	4.12%	3.41%	3.41%	3.32%
30	4.46%	4.22%	3.50%	3.42%
31	4.57%	4.30%	3.58%	3.56%
32	4.69%	4.39%	3.66%	3.62%
33	4.77%	4.49%	3.73%
34	4.85%	4.56%	3.78%
35	4.92%	4.63%	3.84%
36	5.01%	4.69%
37	5.09%	4.74%
38	5.16%
39	5.22%
40	5.27%
41	5.32%
42	5.38%
43	5.42%
44	5.46%
Prime Mix (2)	76%	70%	87%	85%	80%	80%	82%	84%	82%	82%	82%	81%	78%	78%	77%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Nonperforming Assets

     Nonperforming loans, also known as NPLs, are defined as Chapter 13 bankruptcy accounts contractually past due over 120 days. For those accounts, all accrued interest is reversed and income is recognized on a cash basis. For both the three months ended March 31, 2005 and 2004, interest on NPLs excluded from interest income was $0.3 million.

     Nonperforming assets, also known as NPAs, consist of NPLs and repossessed automobiles. Repossessed automobiles are carried at fair value. NPAs were $45.6 million at March 31, 2005 compared with $47.2 million at December 31, 2004. NPAs represented 0.4% and 0.5% of total assets at March 31, 2005 and December 31, 2004, respectively. There were no impaired loans at March 31, 2005 or December 31, 2004.

Allowance for Credit Losses

     Our allowance for credit losses was $262 million at March 31, 2005 compared to $252 million at December 31, 2004. Net chargeoffs totaled $39.7 million and $50.5 million for the three months ended March 31, 2005 and 2004, respectively. The increase in the allowance for credit losses was the result of selling $1.5 billion of automobile contracts to Westcorp in a whole loan sale during the first quarter of 2004. We did not execute a similar transaction in the first quarter of 2005. The allowance for credit losses as a percentage of owned loans outstanding was 2.6% at both March 31, 2005 and December 31, 2004. Based on the analyses we performed related to the allowance for credit losses as described under “Note 1 – Summary of Significant Accounting Policies” in our Consolidated Financial Statements in our 2004 Form 10-K, we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonably estimated.

Capital Resources and Liquidity

Overview

     We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of our consistent managed growth, our ability to manage risk-adjusted returns and our efficient operations.

Principal Sources of Cash

•	Contract Sales and Securitizations – Sales and securitizations totaled $3.0 billion and $1.5 billion for the three months ended March 31, 2005 and 2004, respectively. The $3.0 billion issued in 2005 was through a public securitization transaction. The $1.5 billion issued in 2004 was through a whole loan sale to our parent, Westcorp.

•	Collections of Principal and Interest from Contracts – Principal and interest collections on contracts totaled $643 million and $975 million for the three months ended March 31, 2005 and 2004, respectively.

Principal Uses of Cash

•	Purchase of Contracts – We purchased $1.8 billion and $1.6 billion of contracts for the three months ended March 31, 2005 and 2004, respectively.

•	Payments of Principal and Interest on Securitizations – Payments of principal and interest to noteholders and certificateholders related to securitizations we serviced totaled $1.7 billion and $1.5 billion for the three months ended March 31, 2005 and 2004, respectively.

•	Amounts Paid to Dealers – Participation paid by us to dealers totaled $39.4 million and $36.1 million for the three months ended March 31, 2005 and 2004, respectively.

•	Operating Our Business – Operating expenses totaled $58.4 million and $58.9 million for the three months ended March 31, 2005 and 2004, respectively.

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

The Asset/Liability Committee closely monitors interest rate and prepayment risks on a consolidated basis with our parent and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effect of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to our net portfolio value, also known as NPV. NPV is the discounted value of the future cash flows (or “paths” of cash flows in the presence of options based on volatility assumptions and an arbitrage free Monte Carlo simulation method to achieve the current market price) of all assets minus all liabilities whose value is affected by interest rate changes plus the book value of non-interest rate sensitive assets minus the book value of non-interest rate sensitive liabilities. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events. The NPV ratio is the NPV as a percentage of the discounted value of the future cash flows of all assets. At March 31, 2005, we maintained minimal interest rate risk exposure within a change in interest rates of plus or minus 100 basis points.

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

Our prior Chief Financial Officer resigned on March 11, 2005 to assume a position at another company. Our current Chief Financial Officer was hired on May 8, 2005. From March 11, 2005 to May 8, 2005, our interim Chief Financial Officer performed the function of our Chief Financial Officer. Under the supervision and with the participation of our management, including our Chief Executive Officer and our interim Chief Financial Officer, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on their evaluation, our Chief Executive Officer and interim Chief Financial Officer have concluded that these controls and procedures are effective. There has been no significant change in our internal controls or in other factors that could significantly affect the controls and procedures subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business. Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by Westcorp and us that we had entered into a merger agreement, pursuant to which Westcorp would acquire our outstanding 16% common stock interest not already owned by Westcorp’s wholly owned subsidiary, Western Financial Bank, and we would be merged with and into Western Financial Bank were filed in the Orange County, California Superior Court against Westcorp, us, our individual board members, and individual board members of Westcorp. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559 (the “Action”). On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No.04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation. The lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. The parties have tentatively agreed to a full and final resolution of the Action and, on January 19, 2005, the parties entered into a Memorandum of Understanding (“MOU”) concerning the terms of the tentative settlement. Pursuant to the terms of the MOU, the parties have agreed, among other things, that additional disclosures will be made in Westcorp’s Registration Statement on Form S-4 (as filed with the SEC on July 16, 2004), the claims asserted in the Action will be fully released, and the Action will be dismissed with prejudice. Further, pursuant to the MOU, the defendants have agreed to pay plaintiffs’ attorneys’ fees and expenses in the amount of $675,000, or in such lesser amount as the Court may order. The effectiveness of the settlement agreement is contingent on the transaction actually occurring. The parties prepared a formal settlement agreement based on the terms of the MOU and will present it to the Court for preliminary approval on June 17, 2005. The parties have further agreed and reported to the Court that the parties will not proceed with providing notice of the proposed settlement to shareholders nor schedule a final hearing on approval of the settlement unless and until the necessary regulatory approvals for the transaction have been obtained. We are vigorously defending this action and do not believe that the outcome of this proceeding will have a material effect upon our financial condition, results of operations and cash flows.

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

WFS Financial Inc (Registrant)

Date:	May 6, 2005	By:	/s/ Thomas A. Wolfe

Thomas A. Wolfe President and Chief Executive Officer

Date:	May 6, 2005	By:	/s/ Mark K. Olson

Mark K. Olson Senior Vice President, Controller and Interim Chief Financial Officer

Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, among Westcorp, Western Financial Bank and WFS Financial Inc (1)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-117424) filed July 16, 2004, incorporated herein by reference under Exhibit Number indicated.