Form 10-Q
period 2005-06-30
WFS FINANCIAL INC
filed 2005-08-09
CIK 946343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
As of July 31, 2005, the registrant had 41,086,912 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.
The total number of sequentially numbered pages is 26.

WFS FINANCIAL INC AND SUBSIDIARIES
FORM 10-Q
June 30, 2005

Forward-Looking Statements
This Form 10- Q includes and incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, also known as the Exchange Act. Forward-looking statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies, as well as the proposed merger of Western Financial Bank, also known as the Bank, and us and the conversion of the Bank to a California state bank. These statements are subject to uncertainties and, among other things, factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those expressed in or implied by these forward-looking statements.
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
Additional factors that could cause actual results to differ are discussed under the heading “Business Risks” and in other sections of our Form 10-K for the fiscal year ended December 31, 2004 on file with the Securities and Exchange Commission, also known as the Commission, and in our other current and periodic reports filed from time to time with the Commission. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2005	December 31, 2004
	(Dollars in thousands)
ASSETS
Cash	$73,198	$87,963
Restricted cash	448,504	363,783
Contracts receivable	10,883,522	9,563,057
Allowance for credit losses	(273,172)	(252,465)

Contracts receivable, net	10,610,350	9,310,592
Interest receivable	60,936	55,126
Premises and equipment, net	30,079	30,820
Other assets	119,251	100,934

TOTAL ASSETS	$11,342,318	$9,949,218

LIABILITIES
Lines of credit –– parent	$916,890	$213,741
Notes payable on automobile secured financing	8,698,221	8,105,275
Notes payable –– parent	300,000	300,000
Amounts held on behalf of trustee	139,745	194,913
Other liabilities	141,364	104,812

TOTAL LIABILITIES	10,196,220	8,918,741

SHAREHOLDERS’ EQUITY
Common stock (no par value; authorized 50,000,000 shares; issued and outstanding 41,086,912 shares at June 30, 2005 and 41,038,003 shares at December 31, 2004)	338,668	338,328
Paid-in capital	6,324	6,324
Retained earnings	800,492	689,429
Accumulated other comprehensive income (loss), net of tax	614	(3,604)

TOTAL SHAREHOLDERS’ EQUITY	1,146,098	1,030,477

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,342,318	$9,949,218

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$262,866	$208,034	$511,162	$429,611
Other	6,180	2,232	10,492	4,664

TOTAL INTEREST INCOME	269,046	210,266	521,654	434,275
Interest expense:
Notes payable on automobile secured financing	82,017	62,966	154,825	135,169
Other	10,887	11,300	21,354	22,664

TOTAL INTEREST EXPENSE	92,904	74,266	176,179	157,833

NET INTEREST INCOME	176,142	136,000	345,475	276,442
Provision for credit losses	40,224	53,421	89,486	73,397

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	135,918	82,579	255,989	203,045
Noninterest income:
Automobile servicing	19,419	34,927	40,702	69,263
Gain on sale of contracts				13,792
Other	1,205	(195)	2,844	822

TOTAL NONINTEREST INCOME	20,624	34,732	43,546	83,877
Noninterest expense:
Salaries and associate benefits	36,596	41,458	74,228	79,749
Credit and collections	7,881	7,659	16,360	16,064
Data processing	4,558	3,826	8,906	7,716
Occupancy	2,902	2,776	5,787	5,628
Other	6,760	5,911	11,780	11,390

TOTAL NONINTEREST EXPENSE	58,697	61,630	117,061	120,547

INCOME BEFORE INCOME TAX	97,845	55,681	182,474	166,375
Income tax	38,528	22,135	71,411	65,921

NET INCOME	$59,317	$33,546	$111,063	$100,454

Earnings per common share:
Basic	$1.44	$0.82	$2.71	$2.45

Diluted	$1.44	$0.82	$2.70	$2.45

Weighted average number of common shares outstanding:
Basic	41,065,211	41,035,719	41,057,296	41,034,892

Diluted	41,066,461	41,079,727	41,058,551	41,078,625

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss)
	Shares	Stock	Capital	Earnings	Net of Tax	Total
	(Dollars in thousands, except share amounts)
Balance at January 1, 2004	41,033,901	$338,291	$6,280	$507,188	$(32,890)	$818,869
Net income				182,241		182,241
Unrealized gains on cash flow hedges, net of tax (1)					10,389	10,389
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax (2)					18,897	18,897

Comprehensive income						211,527
Issuance of common stock	4,102	37	44			81

Balance at December 31, 2004	41,038,003	338,328	6,324	689,429	(3,604)	1,030,477
Net income				111,063		111,063
Unrealized gains on cash flow hedges, net of tax (1)					7,061	7,061
Reclassification adjustment for gains on cash flow hedges included in net income, net of tax (2)					(2,843)	(2,843)

Comprehensive income						115,281
Issuance of common stock	48,909	340				340

Balance at June 30, 2005	41,086,912	$338,668	$6,324	$800,492	$614	$1,146,098

(1)	The pre-tax amount of unrealized gains on cash flow hedges was $11.8 million for the six months ended June 30, 2005 compared with $17.3 million for the year ended December 31, 2004.

(2)	The pre-tax amount of unrealized gains on cash flow hedges reclassified into net income was $4.7 million for the six months ended June 30, 2005 compared with unrealized losses of $31.5 million for the year ended December 31, 2004.
See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$111,063	$100,454
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	89,486	73,397
Amortization of contract fees and costs	48,724	44,064
Amortization of losses on cash flow hedges	1,953	7,573
Depreciation	4,439	3,831
Gain on sale of contracts		(13,792)
(Increase) decrease in other assets	(22,287)	56,216
Increase in other liabilities	36,550	15,061

NET CASH PROVIDED BY OPERATING ACTIVITIES	269,928	286,804

INVESTING ACTIVITIES:
Increase in restricted cash	(84,721)	(57,471)
Contracts receivable:
Purchase of contracts, net of fees and costs	(3,863,115)	(3,326,988)
Proceeds from contract sales, net		1,548,432
Contract payments and payoffs	2,425,147	1,983,378
Purchase of premises and equipment	(3,744)	(4,488)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,526,433)	142,863

FINANCING ACTIVITIES:
Proceeds from lines of credit, net	703,150	12,388
Notes payable on automobile secured financing:
Proceeds from issuance	3,005,045	1,474,666
Payments on notes	(2,414,472)	(2,177,067)
Payments on notes payable –– parent		(22,000)
(Decrease) increase in amounts held on behalf of trustee	(55,169)	28,705
Proceeds from issuance of common stock	340	18
Proceeds from cash flow hedges	2,846	13,661

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,241,740	(669,629)

DECREASE IN CASH AND CASH EQUIVALENTS	(14,765)	(239,962)

Cash and cash equivalents at beginning of period	87,963	843,235

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,198	$603,273

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
In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in our Form 10-K.
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
Net contracts receivable consisted of the following:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Contracts	$10,741,722	$9,438,118
Unearned discounts	(29,904)	(33,845)

Contracts, net of discounts	10,711,818	9,404,273
Dealer participation	187,622	158,958
Deferred contract fees	(15,918)	(174)

Contracts receivable	10,883,522	9,563,057
Allowance for credit losses	(273,172)	(252,465)

Contracts receivable, net	$10,610,350	$9,310,592

Contracts managed by us, excluding dealer participation and deferred contract fees, totaled $12.3 billion and $11.6 billion at June 30, 2005 and December 31, 2004, respectively. Of the $12.3 billion contracts managed at June 30, 2005, $10.7 billion were owned by us and $1.6 billion were owned by Westcorp. Of the $11.6 billion contracts managed at December 31, 2004, $9.4 billion were owned by us and $2.2 billion were owned by Westcorp. Nonperforming contracts, or contracts on which we have discontinued the accrual of interest income, included in net contracts receivable were $39.9 million and $40.9 at June 30, 2005 and December 31, 2004, respectively. Repossessed assets were $4.8 million and $6.4 million at June 30, 2005 and December 31, 2004, respectively, and are included in other assets on our Consolidated Statements of Financial Condition.

Note 3 – Allowance for Credit Losses
The following table sets forth the activity in the allowance for credit losses:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$262,027	$209,137	$252,465	$239,697
Chargeoffs	(48,454)	(57,098)	(107,301)	(128,320)
Recoveries	19,375	18,704	38,522	39,390

Net chargeoffs	(29,079)	(38,394)	(68,779)	(88,930)
Provision for credit losses	40,224	53,421	89,486	73,397

Balance at end of period	$273,172	$224,164	$273,172	$224,164

Ratio of net chargeoffs during the period (annualized) to average contracts outstanding during the period	1.1%	1.9%	1.4%	2.2%
Ratio of allowance for credit losses to contracts at the end of the period	2.5%	2.7%	2.5%	2.7%
Note 4 – Whole Loan Sale
During the six months ended June 30, 2004, we sold $1.5 billion of automobile contracts to Westcorp in a whole loan sale at a price of 103%. These receivables were subsequently securitized by Westcorp and continue to be managed by us under the terms of the securitization. As a result of selling contracts in a whole loan sale rather than securitizing them in a secured financing transaction, we recorded a cash gain on sale of $13.8 million. Included in this amount was $2.2 million of losses from accumulated other comprehensive loss related to hedges of future interest payments on the forecasted secured financing. The hedge loss was included in the gain on sale on the Consolidated Statements of Income. We did not execute a similar transaction during the six months ended June 30, 2005.
Note 5 – Notes Payable on Automobile Secured Financing
In connection with our public asset-backed securitization activities, we issued $1.5 billion of notes secured by contracts during the three months ended June 30, 2004. We did not issue notes secured by contacts during the three months ended June 30, 2005. We issued $3.0 billion of notes secured by contracts during the six months ended June 30, 2005 compared with $1.5 billion for the same period in 2004. There were $8.7 billion of notes payable on automobile secured financing outstanding at June 30, 2005 compared with $8.1 billion at December 31, 2004.
Interest payments are due either monthly or quarterly, in arrears. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $82.0 million and $155 million for the three and six months ended June 30, 2005, respectively, compared with $63.0 million and $135 million for the same respective periods in 2004.
Note 6 – Notes Payable – Parent
We borrowed $450 million from the Bank under the terms of a $150 million note and a $300 million note with rates of 8.875% and 10.25% per annum, respectively. The $150 million note was paid in full in the third quarter of 2004. The $300 million note was outstanding at both June 30, 2005 and December 31, 2004. Interest payments on the notes totaled $7.7 million and $15.4 million for the three and six months ended June 30, 2005, respectively, compared with $9.8 million and $19.8 million for the same respective periods in 2004.

Note 7 – Accumulated Other Comprehensive Income (Loss), Net of Tax
The following table summarizes the components of accumulated other comprehensive income (loss), net of tax:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Unrealized gain (loss) on interest rate swaps (1)	$487	$(852)
Realized gain (loss) on settled cash flow hedges (1)	127	(2,752)

Total accumulated other comprehensive income (loss)	$614	$(3,604)

(1)	All cash flow hedges are structured to hedge future interest payments on borrowings.
Note 8 – Comprehensive income
The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Net income	$59,317	$33,546	$111,063	$100,454
Unrealized gains on cash flow hedges, net of tax	515	16,402	7,061	13,640
Reclassification adjustment for (gains) losses on cash flow hedges included in income, net of tax	(2,151)	5,524	(2,843)	12,473

Comprehensive income	$57,681	$55,472	$115,281	$126,567

Note 9 – Proposed Merger
On May 23, 2004, we entered into a definitive agreement pursuant to which Westcorp would acquire our outstanding 16% common stock minority interest not already owned by the Bank. The transaction is structured as a merger of us with and into the Bank. If the merger is consummated, the public holders of our shares would receive 1.11 shares of Westcorp’s common stock for each share of our common stock held by them in a tax-free exchange.
In connection with the merger, the Bank has filed an application with the California Department of Financial Institutions, also known as the DFI, to convert its federal thrift charter to a California state bank charter. Among other things, the merger is conditioned upon the conversion of the charter and the transaction is subject to, among other closing conditions, the receipt of regulatory approvals and the approval of a majority of our minority shareholders, other than shares controlled by Westcorp. The DFI and the Office of Thrift Supervision, also known as the OTS, have approved the Bank’s application to convert from a federal savings bank to a California state commercial bank subject to receipt of all other required regulatory approvals. The Federal Deposit Insurance Corporation, also known as the FDIC, approved the application to merge us into the Bank as part of the acquisition of our minority interest.
The conversion is contingent upon the approval by the Board of Governors of the Federal Reserve, also known as the Federal Reserve, of Westcorp’s application to become a bank holding company, which process is taking longer than originally expected. As a result, Westcorp believes that the proposed conversion will not occur until the latter half of 2005, if at all. The Federal Reserve has raised some questions and potential concerns with Westcorp’s proposal and has requested additional information from Westcorp. These concerns and questions will need to be addressed to the Federal Reserve’s satisfaction before it will deem Westcorp’s application complete.
Although Westcorp intends to continue to pursue Federal Reserve approval, there can be no assurance that such approval will ultimately be granted or that any conditions to such approval imposed on the Bank will not affect the feasibility of moving forward with the proposed conversion and the related merger of us into the Bank. We are currently exploring other alternatives in the event that the proposed conversion and related merger cannot go forward as planned.
If the conversion is completed, we will be subject to the laws, regulation and oversight of the DFI, the FDIC and the Federal Reserve.
Note 10 – Commitments and Contingencies
We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.
Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by Westcorp and us that we had entered into a merger agreement, pursuant to which Westcorp would acquire our outstanding 16% common stock interest not already owned by the Bank, and we would be merged with and into the Bank were filed in the Orange County, California Superior Court against Westcorp, us, our individual board members, and individual board members of Westcorp. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559, also known as the Action. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No.04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation. The lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. The parties have tentatively agreed to a full and final resolution of the Action and, on January 19, 2005, the parties entered into a Memorandum of Understanding, also known as the MOU, concerning the terms of the tentative settlement. Pursuant to the terms of the MOU, the parties have agreed, among other things, that additional disclosures will be made in Westcorp’s Registration Statement on Form S-4 (as filed with the SEC on July 16, 2004), the claims asserted in the Action will be fully released, and the Action will be dismissed with prejudice. Further, pursuant to the MOU, the defendants have agreed to pay plaintiffs’ attorneys’ fees and expenses in the amount of $675,000, or in such lesser amount as the Court may order. The effectiveness of the settlement agreement is contingent on the transaction actually occurring. The parties prepared a formal settlement agreement based on the terms of the MOU and obtained preliminary approval for the settlement from the Court on June 17, 2005. The parties have further agreed, with the Court’s consent, that the parties will not proceed with providing notice of the proposed settlement to shareholders nor schedule a final hearing on approval of the settlement unless and until the necessary regulatory approvals for the transaction have been obtained.
Note 11 — Subsequent Events
On July 27, 2005, we completed the issuance of $2.7 billion of notes secured by contracts with a weighted average interest rate of 4.35% through a securitization transaction accounted for as a secured financing. The senior notes issued are credit enhanced through the issuance of subordinated notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are one of the nation’s largest independent automobile finance companies with 32 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with approximately $500 billion of loan originations during 2004. We originate, service and securitize new and pre-owned automobile installment contracts, which are generated through our relationships with approximately 8,600 franchised and independent automobile dealers in 46 states. We originated $2.0 billion and $3.8 billion of automobile contracts during the three and six months ended June 30, 2005, respectively, compared with $1.7 billion and $3.3 billion for the same respective periods in 2004. We managed a portfolio of $12.3 billion at June 30, 2005 compared with $11.6 billion at December 31, 2004. We are a majority owned subsidiary of Western Financial Bank, also known as the Bank, which is a wholly owned subsidiary of Westcorp, our ultimate parent company.
Our primary sources of revenue are net interest income and servicing income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. The primary components of servicing income include late charges and other collection related fee income on managed contracts and contractually specified servicing income on contracts sold in whole loan sales that we continue to service. The primary components of operating expenses are salaries, credit and collection expenses, and data processing costs.
Selected Financial Data
The following table presents summary unaudited financial data for the three and six months ended June 30, 2005 and 2004. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Consolidated Statements of Income Data:
Interest income	$269,046	$210,266	$521,654	$434,275
Interest expense	92,904	74,266	176,179	157,833

Net interest income	176,142	136,000	345,475	276,442
Provision for credit losses	40,224	53,421	89,486	73,397

Net interest income after provision for credit losses	135,918	82,579	255,989	203,045
Noninterest income	20,624	34,732	43,546	83,877
Noninterest expense	58,697	61,630	117,061	120,547

Income before income tax	97,845	55,681	182,474	166,375
Income tax	38,528	22,135	71,411	65,921

Net income	$59,317	$33,546	$111,063	$100,454

Earnings per common share — diluted	$1.44	$0.82	$2.70	$2.45

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Contracts receivable, net	$10,610,350	$9,310,592
Total assets	11,342,318	9,949,218
Lines of credit — parent	916,890	213,741
Notes payable — parent	300,000	300,000
Notes payable on automobile secured financing	8,698,221	8,105,275
Total shareholders’ equity	1,146,098	1,030,477

	At or For the Three		At or For the Six
	Months Ended June 30,		Months Ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Other Selected Data:
Average automobile contracts managed	$12,019,325	$10,946,273	$11,860,935	$10,836,160
Average shareholders’ equity (1)	$1,114,622	$936,086	$1,086,469	$910,978
Return on average shareholders’ equity (1)	21.29%	14.33%	20.44%	22.05%
Book value per share (1)	$27.88	$23.20	$27.88	$23.20
Equity to assets (1)	10.10%	10.30%	10.10%	10.30%
Automobile contract originations	$2,013,622	$1,666,842	$3,796,036	$3,252,016
Interest rate spread	5.85%	5.88%	6.00%	5.85%

(1)	Excludes other comprehensive loss.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations, also known as MD&A, is based on our consolidated financial statements and accompanying notes that have been prepared in accordance with GAAP. Our significant accounting policies are described in “Note 1 — Summary of Significant Accounting Policies” in our Consolidated Financial Statements in our 2004 Form 10-K and are essential in understanding our MD&A. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity, income, and expenses in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. We have identified accounting for the allowance for credit losses as the most critical accounting estimate to understanding and evaluating our reported financial results of operations. This estimate is critical because it requires us to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is possible that materially different amounts would be reported under different conditions or using different assumptions. Additionally, the accounting for derivative financial instruments and accrued taxes requires the use of assumptions and accounting estimates that are also inherently subjective.
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
Key analyses considered in the process of establishing our allowance for credit losses include migration analysis of delinquent and current accounts by risk category, econometric forecasts, the evaluation of the size of any particular asset group, the concentration of any credit tier, the percentage of delinquency, the values of repossessions, trends in the number of days repossessions are held in inventory, trends in delinquency roll rates, and trends in the economy. The process of determining the level of the allowance for credit losses based upon the foregoing analyses requires a high degree of judgment. It is possible that others, given the same information, may reach different conclusions and such differences could be material. To the extent that the analyses considered in determining the allowance for credit losses are not indicative of future performance or other assumptions used by us do not prove to be accurate, loss experience could differ significantly from our estimate, resulting in either higher or lower future provision for credit losses.
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
Proposed Merger
On May 23, 2004, we entered into a definitive agreement pursuant to which Westcorp would acquire our outstanding 16% common stock minority interest not already owned by the Bank. The transaction is structured as a merger of us with and into the Bank. If the merger is consummated, the public holders of our shares would receive 1.11 shares of Westcorp’s common stock for each share of our common stock held by them in a tax-free exchange.
In connection with the merger, the Bank has filed an application with the California Department of Financial Institutions, also known as the DFI, to convert its federal thrift charter to a California state bank charter. Among other things, the merger is conditioned upon the conversion of the charter and the transaction is subject to, among other closing conditions, the receipt of regulatory approvals and the approval of a majority of our minority shareholders, other than shares controlled by Westcorp. The DFI and the Office of Thrift Supervision, also known as the OTS, have approved the Bank’s application to convert from a federal savings bank to a California state commercial bank subject to receipt of all other required regulatory approvals. The Federal Deposit Insurance Corporation, also known as the FDIC, approved the application to merge us into the Bank as part of the acquisition of our minority interest.
The conversion is contingent upon the approval by the Board of Governors of the Federal Reserve, also known as the Federal Reserve, of Westcorp’s application to become a bank holding company, which process is taking longer than originally expected. As a result, Westcorp believes that the proposed conversion will not occur until the latter half of 2005, if at all. The Federal Reserve has raised some questions and potential concerns with Westcorp’s proposal and has requested additional information from Westcorp. These concerns and questions will need to be addressed to the Federal Reserve’s satisfaction before it will deem Westcorp’s application complete.
Although Westcorp intends to continue to pursue Federal Reserve approval, there can be no assurance that such approval will ultimately be granted or that any conditions to such approval imposed on the Bank will not affect the feasibility of moving forward with the proposed conversion and the related merger of us into the Bank. We are currently exploring other alternatives in the event that the proposed conversion and related merger cannot go forward as planned.
If the conversion is completed, we will be subject to the laws, regulation and oversight of the DFI, the FDIC and the Federal Reserve.
Results of Operations
Net Interest Income
Net interest income is affected by our interest rate spread, which is the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities, and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $176 million and $345 million for the three and six months ended June 30, 2005, respectively, compared with $136 million and $276 million for the same respective periods in 2004. The increase in net interest income was primarily the result of us holding more contracts on the balance sheet.
The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Three Months Ended June 30,
	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest earning assets:
Contracts receivable (1)	$10,457,457	$262,866	10.08%	$7,908,976	$208,034	10.58%
Investment securities	849,421	6,180	2.92	843,620	2,232	1.06

Total interest earning assets	$11,306,878	269,046	9.54%	$8,752,596	210,266	9.66%

Interest bearing liabilities:
Lines of credit — parent	$225,570	2,380	4.23%	$44,291	270	2.45%
Notes payable — parent	300,000	7,688	10.25	396,909	9,838	9.91
Notes payable on automobile secured financing	9,379,502	82,017	3.50	7,085,768	62,966	3.55
Other	162,811	819	2.02	336,749	1,192	1.42

Total interest bearing liabilities	$10,067,883	92,904	3.69%	$7,863,717	74,266	3.78%

Net interest income and interest rate spread		$176,142	5.85%		$136,000	5.88%

Net yield on average interest earning assets			6.26%			6.27%

(1)	For the purpose of these computations, nonaccruing contracts are included in the average amounts outstanding.

	For the Six Months Ended June 30,
	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
		(Dollars in thousands)
Interest earning assets:
Contracts receivable (1)	$10,154,512	$511,162	10.15%	$8,086,787	$429,611	10.68%
Investment securities	779,346	10,492	2.72	882,415	4,664	1.06

Total interest earning assets	$10,933,858	521,654	9.62	$8,969,202	434,275	9.74

Interest bearing liabilities:
Lines of credit — parent	$206,491	4,245	4.15	$43,353	493	2.29
Notes payable — parent	300,000	15,375	10.25	398,864	19,762	9.91
Notes payable on automobile secured financing	9,028,757	154,825	3.43	7,355,887	135,169	3.68
Other	195,152	1,734	1.79	320,743	2,409	1.51

Total interest bearing liabilities	$9,730,400	176,179	3.62	$8,118,847	157,833	3.89

Net interest income and interest rate spread		$345,475	6.00%		$276,442	5.85%

Net yield on average interest earning assets			6.40%			6.22%

(1)	For the purpose of these computations, nonaccruing contracts are included in the average amounts outstanding.
The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	For the Six Months Ended June 30, 2005
	Compared to the Six Months Ended June 30, 2004 (1)
	Volume	Rate	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Contracts receivable	$140,083	$(58,532)	$81,551
Investment securities	(1,630)	7,458	5,828

Total interest income	$138,453	$(51,074)	$87,379

Increase (decrease) in interest expense:
Lines of credit — parent	$3,086	$666	$3,752
Notes payable — parent	(6,236)	1,849	(4,387)
Notes payable on automobile secured financing	43,455	(23,799)	19,656
Other	(1,677)	1,002	(675)

Total interest expense	$38,628	$(20,282)	$18,346

Increase in net interest income			$69,033

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances.
Provision for Credit Losses
We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned contract portfolio that can be reasonably estimated. The provision for credit losses was $40.2 million and $89.5 million for the three and six months ended June 30, 2005, respectively, compared with $53.4 million and $73.4 million for the same respective periods in 2004. For the three months ended June 30, 2005, the provision for credit losses declined as a result of improved credit performance due to an improving economy as well as our continued emphasis on risk-focused underwriting. The increase in the provision for credit losses for the six months ended June 30, 2005 was a result of reversing the allowance for credit losses in the three months ended March 31, 2004, commensurate with the $1.5 billion of automobile contracts sold to Westcorp.
Contract Sales and Securitizations
The following table lists each of the securitizations we manage. We receive servicing fees and other ancillary income on loans sold to Westcorp that we continue to manage. All securitizations prior to 2001-C were paid in full on or before their contractual maturity dates and none of the remaining securitizations, including 2001-C, have yet reached their contractual maturity dates.

Securitizations

				Remaining			Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	June 30, 2005 (1)	Original Balance	Average APR	Securitization Rate	Spread (2)
(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	Paid in full		14.42	5.70	8.72
1999-B	July, 1999	1,000,000	Paid in full		14.62	6.36	8.26
1999-C	November, 1999	500,000	Paid in full		14.77	7.01	7.76
2000-A	March, 2000	1,200,000	Paid in full		14.66	7.28	7.38
2000-B	May, 2000	1,000,000	Paid in full		14.84	7.78	7.06
2000-C (3)	August, 2000	1,390,000	Paid in full		15.04	7.32	7.72
2000-D	November, 2000	1,000,000	Paid in full		15.20	6.94	8.26
2001-A	January, 2001	1,000,000	Paid in full		14.87	5.77	9.10
2001-B (3)	May, 2001	1,370,000	Paid in full		14.41	4.23	10.18
2001-C	August, 2001	1,200,000	$124,407	10.37%	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	284,374	15.80	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	343,435	19.62	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	291,668	23.33	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	388,745	28.80	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	410,824	30.58	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	536,099	35.92	11.57	2.13	9.44
2003-3 (3)	August, 2003	1,650,000	763,306	46.26	10.59	2.66	7.93
2003-4	November, 2003	1,403,625	657,981	46.88	10.89	2.70	8.19
2004-1 (3)	February, 2004	1,477,500	754,970	51.10	10.89	2.35	8.54
2004-2	May, 2004	1,477,500	878,789	59.48	10.98	3.02	7.96
2004-3	August, 2004	1,552,000	1,071,651	69.05	10.64	3.49	7.15
2004-4	October, 2004	1,358,000	1,030,283	75.87	11.19	3.10	8.09
2005-1	January, 2005	1,552,000	1,326,464	85.47	11.25	3.66	7.59
2005-2	March, 2005	1,458,750	1,368,455	93.81	11.51	4.27	7.24
2005-3	July, 2005	2,723,000			11.66	4.35	7.31

	Total	$46,209,555	$10,231,451

(1)	Represents only the note payable amounts outstanding at the date indicated.

(2)	Represents the difference between the original weighted average annual percentage rate, also known as the APR, and the estimated weighted average securitization rate on the closing date of the securitization.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Noninterest Income and Noninterest Expense
Noninterest income decreased to $20.6 million for the three months ended June 30, 2005 compared with $34.7 million for the same period a year earlier. For the six months ended June 30, 2005, noninterest income decreased to $43.5 compared with $83.9 million for the same period a year ago. Noninterest income was reduced by $16.5 million and $31.2 million of loan origination fees that were deferred during the three and six months ended June 30, 2005, respectively. Noninterest expense decreased to $58.7 million or 1.95% of average managed contracts for the second quarter compared with $61.6 million or 2.25% of average managed contracts for the same period a year earlier. For the six months ended June 30, 2005, noninterest expense decreased to $117 million or 1.97% of average managed contracts compared with $121 million or 2.22% of average managed contracts a year ago. Noninterest expense was reduced by $7.0 million and $13.4 million of direct origination costs that were deferred during the three and six months ended June 30, 2005, respectively. Historically, we performed analyses on the fees and direct costs related to our origination of automobile loans and elected not to defer and amortize such amounts as the net effect was not material to our financial statements in accordance with Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, and SEC Staff Accounting Bulletin: No. 99 – Materiality. Due to continuing improvements in operating efficiencies and the higher amount of documentation fees earned, the difference between the amount of fees received and the direct costs incurred has gradually increased. Therefore, we decided to defer and amortize these amounts prospectively beginning January 2005. These deferred amounts are being amortized to interest income using the interest method.
Income Taxes
We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 39% for both the three and six months ended June 30, 2005 compared with 40% for the same respective periods in 2004.
Financial Condition
Contracts Receivable
We held a portfolio of contracts on balance sheet that totaled $10.9 billion at June 30, 2005 and $9.6 billion at December 31, 2004. The increase is due primarily to an increase in automobile contracts originated.
The following table presents a summary of our automobile contracts purchased:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
New vehicles	$675,416	$618,079	$1,181,607	$1,169,649
Pre-owned vehicles	1,338,206	1,048,763	2,614,429	2,082,367

Total volume	$2,013,622	$1,666,842	$3,796,036	$3,252,016

Prime	$1,535,162	$1,358,930	$2,898,245	$2,662,120
Non-prime	478,460	307,912	897,791	589,896

Total volume	$2,013,622	$1,666,842	$3,796,036	$3,252,016

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
The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and contracts that have been sold to Westcorp through whole loan sales and are managed by us:

	June 30, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)
Contracts managed at end of period	$12,307,454		$11,560,890

Period of delinquency
30-59 days	$162,474	1.32%	$191,001	1.65%
60 days or more (1)	58,923	0.48	67,660	0.59

Total contracts delinquent and delinquencies as a percentage of contracts managed (1)	$221,397	1.80%	$258,661	2.24%

(1)	Excludes Chapter 13 bankruptcy accounts on nonaccrual status of $47.5 million and $49.2 million at June 30, 2005 and December 31, 2004, respectively.
The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	June 30, 2005		December 31, 2004
	Number of		Number of
	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Contracts managed	919,722	$12,307,454	876,695	$11,560,890

Repossessed vehicles	772	$5,723	1,049	$7,982

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.08%	0.05%	0.12%	0.07%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts. Net chargeoffs declined as a result of an improving economy and our continued emphasis on risk-focused underwriting.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Average contracts managed during period	$12,019,325	$10,946,273	$11,860,935	$10,836,160

Gross chargeoffs	$58,059	$70,213	$130,011	$155,707
Recoveries	23,368	22,917	46,841	47,617

Net chargeoffs	$34,691	$47,296	$83,170	$108,090

Net chargeoffs as a percentage of average contracts managed during period	1.15%	1.73%	1.40%	1.99%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:
Cumulative Static Pool Loss Curves
At June 30, 2005

Period (1)	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2	2003-3 (3)	2003-4	2004-1 (3)	2004-2	2004-3	2004-4	2005-1	2005-2
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.02%	0.00%	0.00%	0.00%
3	0.09%	0.06%	0.03%	0.06%	0.07%	0.04%	0.02%	0.02%	0.03%	0.02%	0.03%	0.06%	0.04%	0.02%	0.02%
4	0.20%	0.15%	0.10%	0.14%	0.16%	0.11%	0.06%	0.06%	0.08%	0.06%	0.07%	0.13%	0.09%	0.06%	0.07%
5	0.35%	0.29%	0.18%	0.27%	0.26%	0.18%	0.14%	0.13%	0.14%	0.11%	0.15%	0.21%	0.15%	0.13%
6	0.49%	0.43%	0.32%	0.44%	0.38%	0.29%	0.25%	0.23%	0.21%	0.19%	0.24%	0.30%	0.23%	0.20%
7	0.65%	0.60%	0.49%	0.57%	0.50%	0.41%	0.36%	0.32%	0.28%	0.27%	0.33%	0.40%	0.30%
8	0.81%	0.84%	0.66%	0.70%	0.61%	0.53%	0.48%	0.40%	0.35%	0.34%	0.41%	0.50%	0.37%
9	0.95%	1.06%	0.82%	0.82%	0.78%	0.66%	0.59%	0.47%	0.44%	0.42%	0.51%	0.56%	0.45%
10	1.07%	1.28%	0.96%	0.96%	0.94%	0.80%	0.70%	0.55%	0.54%	0.52%	0.59%	0.64%
11	1.20%	1.48%	1.10%	1.10%	1.08%	0.93%	0.80%	0.62%	0.61%	0.59%	0.65%	0.69%
12	1.37%	1.67%	1.26%	1.24%	1.28%	1.06%	0.89%	0.71%	0.73%	0.67%	0.70%
13	1.55%	1.82%	1.39%	1.38%	1.43%	1.21%	0.98%	0.80%	0.83%	0.75%	0.76%
14	1.74%	1.99%	1.51%	1.53%	1.59%	1.31%	1.08%	0.88%	0.93%	0.81%	0.83%
15	1.97%	2.14%	1.68%	1.70%	1.77%	1.40%	1.20%	0.97%	1.03%	0.88%
16	2.16%	2.27%	1.83%	1.88%	1.92%	1.50%	1.31%	1.07%	1.09%	0.93%
17	2.36%	2.45%	1.99%	2.03%	2.05%	1.60%	1.41%	1.16%	1.19%	1.00%
18	2.59%	2.62%	2.16%	2.15%	2.16%	1.70%	1.53%	1.25%	1.24%
19	2.78%	2.80%	2.31%	2.28%	2.25%	1.85%	1.66%	1.33%	1.30%
20	2.95%	2.99%	2.46%	2.41%	2.37%	1.99%	1.76%	1.40%	1.36%
21	3.14%	3.15%	2.60%	2.52%	2.49%	2.14%	1.87%	1.45%
22	3.29%	3.31%	2.72%	2.62%	2.62%	2.27%	1.95%	1.50%
23	3.41%	3.45%	2.86%	2.74%	2.73%	2.37%	2.02%	1.57%
24	3.57%	3.58%	2.95%	2.83%	2.84%	2.47%	2.09%
25	3.73%	3.69%	3.03%	2.96%	2.95%	2.57%	2.16%
26	3.88%	3.80%	3.13%	3.08%	3.06%	2.63%	2.21%
27	4.04%	3.92%	3.22%	3.21%	3.17%	2.68%
28	4.20%	4.02%	3.33%	3.31%	3.25%	2.73%
29	4.35%	4.12%	3.41%	3.41%	3.32%	2.78%
30	4.46%	4.22%	3.50%	3.48%	3.38%
31	4.57%	4.30%	3.58%	3.56%	3.43%
32	4.69%	4.39%	3.66%	3.62%	3.48%
33	4.77%	4.49%	3.73%	3.67%
34	4.85%	4.56%	3.78%	3.71%
35	4.92%	4.63%	3.84%	3.74%
36	5.01%	4.69%	3.86%
37	5.09%	4.74%	3.90%
38	5.16%	4.77%	3.93%
39	5.22%	4.80%
40	5.27%	4.84%
41	5.32%
42	5.38%
43	5.42%
44	5.46%
45	5.48%
46	5.49%
47	5.51%
Prime Mix (2)	76%	70%	87%	85%	80%	80%	82%	84%	82%	82%	82%	81%	78%	78%	77%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Nonperforming Assets
Nonperforming loans, also known as NPLs, are defined as Chapter 13 bankruptcy that became accounts contractually past due over 120 days. For those accounts, all accrued interest is reversed and income is recognized on a cash basis. For the three and six months ended June 30, 2005, interest on NPLs excluded from interest income was $0.2 million and $0.5 million, respectively, compared with $0.2 million and $0.6 million for the same respective periods in 2004.
Nonperforming assets, also known as NPAs, consist of NPLs and repossessed automobiles. Repossessed automobiles are carried at lower of cost or fair value. NPAs were $44.7 million at June 30, 2005 compared with $47.3 million at December 31, 2004. NPAs represented 0.39% and 0.50% of total assets at June 30, 2005 and December 31, 2004, respectively. There were no impaired loans at June 30, 2005 or December 31, 2004.
Allowance for Credit Losses
Our allowance for credit losses was $273 million at June 30, 2005 compared to $252 million at December 31, 2004. Net chargeoffs totaled $29.1 million and $68.8 million for the three and six months ended June 30, 2005, respectively, compared with $38.4 million and $88.9 million for the same respective periods in 2004. The increase in the allowance for credit losses was the result of us holding more contracts receivable at June 30, 2005. The allowance for credit losses as a percentage of owned contracts outstanding was 2.5% at June 30, 2005 compared with 2.6% at December 31, 2004. Based on the analyses we performed related to the allowance for credit losses as described under “Note 1 – Summary of Significant Accounting Policies” in our Consolidated Financial Statements in our 2004 Form 10-K, we believe that our allowance for credit losses is currently adequate to cover probable losses in our contract portfolio that can be reasonably estimated.
Capital Resources and Liquidity
Overview
We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of our consistent managed growth, our ability to manage risk-adjusted returns, and our efficient operations.
Principal Sources of Cash
•	Contract Sales and Securitizations – Sales and securitizations totaled $1.5 billion for the three months ended June 30, 2004. We did not sell or securitize contracts during the three months ended June 30, 2005. Sales and securitizations totaled $3.0 billion for both the six months ended June 30, 2005 and six months ended June 30, 2004. The $3.0 billion issued in 2005 was through two public securitization transactions. Of the $3.0 billion issued in 2004, $1.5 billion was through a whole loan sale to Westcorp and $1.5 billion was through a public securitization transaction.

•	Collections of Principal and Interest from Contracts and Release of Cash from Spread Accounts – Total principal and interest collections on contracts owned by us, contacts securitized under a financial guarantee insurance policy issued by Financial Security Assurance, and release of cash from spread accounts on securitizations that are credit enhanced through the issuance of subordinated notes totaled $608 million and $1.3 billion for the three and six months ended June 30, 2005, respectively, compared with $911 million and $1.9 billion for the same respective periods in 2004. The decrease is due to our shift to senior/subordinated securitizations where principal and interest collections are held in restricted cash accounts until distributed in accordance with the terms of the transactions.

Principal Uses of Cash
•	Purchase of Contracts – We purchased $2.0 billion and $3.8 billion of contracts for the three and six months ended June 30, 2005, respectively, compared with $1.7 billion and $3.3 billion for the same respective periods in 2004.

•	Payments of Principal and Interest on Securitizations – Payments of principal and interest to noteholders related to securitizations we serviced totaled $1.5 billion and $3.2 billion for the three and six months ended June 30, 2005, respectively, compared with $1.4 billion and $2.9 billion for the same respective periods in 2004.

•	Amounts Paid to Dealers – Participation paid by us to dealers totaled $45.6 million and $85.0 million for the three and six months ended June 30, 2005, respectively, compared with $38.9 million and $75.0 million for the same respective periods in 2004.

•	Operating Our Business – Noninterest expenses totaled $58.7 million and $117 million for the three and six months ended June 30, 2005, respectively, compared with $61.6 million and $121 million for the same respective periods in 2004.
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
The Asset/Liability Committee closely monitors interest rate and prepayment risks on a consolidated basis with our parent and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effect of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to our net portfolio value, also known as NPV. NPV is the discounted value of the future cash flows (or “paths” of cash flows in the presence of options based on volatility assumptions and an arbitrage free Monte Carlo simulation method to achieve the current market price) of all assets minus all liabilities whose value is affected by interest rate changes plus the book value of non-interest rate sensitive assets minus the book value of non-interest rate sensitive liabilities. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events. The NPV ratio is the NPV as a percentage of the discounted value of the future cash flows of all assets. At June 30, 2005, we maintained minimal interest rate risk exposure within a change in interest rates of plus or minus 100 basis points.
The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements prior to closing the transaction. We enter into Euro-dollar future contracts and forward agreements in order to hedge our future interest payments on our notes payable on automobile secured financing. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recognized in noninterest income during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are amortized on a level yield basis over the duration of the notes issued. These hedge instruments are settled daily, and therefore, there are no related financial instruments recorded on the Consolidated Statements of Financial

Condition. Credit risk related to these hedge instruments is minimal. As a result of our approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard.
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
The Asset/Liability Committee monitors our hedging activities to ensure that such activities continue to provide effective protection against interest rate risk. The amount and timing of hedging transactions are determined by our senior management based upon the monitoring activities of the Asset/Liability Committee. As a result of our approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard. There were no material changes in market risks in the current quarter.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. In evaluating our disclosure controls, our Chief Executive Officer and Chief Financial Officer considered that our Controller and Director of Tax resigned during the second quarter of 2005. We have been conducting an active and ongoing search to fill these open positions. In the interim, other accounting personnel have assumed additional responsibility in order to ensure that we maintain effective disclosure controls. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no other significant changes in our internal controls or in other factors that could significantly affect the controls and procedures subsequent to the date of their evaluation.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.
Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by Westcorp and us that we had entered into a merger agreement, pursuant to which Westcorp would acquire our outstanding 16% common stock interest not already owned by the Bank, and we would be merged with and into the Bank were filed in the Orange County, California Superior Court against Westcorp, us, our individual board members, and individual board members of Westcorp. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559, also known as the Action. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No.04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation. The lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. The parties have tentatively agreed to a full and final resolution of the Action and, on January 19, 2005, the parties entered into a Memorandum of Understanding, also known as the MOU, concerning the terms of the tentative settlement. Pursuant to the terms of the MOU, the parties have agreed, among other things, that additional disclosures will be made in Westcorp’s Registration Statement on Form S-4 (as filed with the SEC on July 16, 2004), the claims asserted in the Action will be fully released, and the Action will be dismissed with prejudice. Further, pursuant to the MOU, the defendants have agreed to pay plaintiffs’ attorneys’ fees and expenses in the amount of $675,000, or in such lesser amount as the Court may order. The effectiveness of the settlement agreement is contingent on the transaction actually occurring. The parties prepared a formal settlement agreement based on the terms of the MOU and obtained preliminary approval for the settlement from the Court on June 17, 2005. The parties have further agreed, with the Court’s consent, that the parties will not proceed with providing notice of the proposed settlement to shareholders nor schedule a final hearing on approval of the settlement unless and until the necessary regulatory approvals for the transaction have been obtained.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.     Defaults Upon Senior Securities
None

Item 4.    Submission of Matters to a Vote of Security Holders
On April 26, 2005, we held our annual shareholders’ meeting. There were 41,057,789 shares of common stock outstanding entitled to vote, and a total of 40,617,569, or 98.93%, were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to our shareholders:
1.	Proposal to elect Directors:

NAME	FOR	WITHHELD
Judith M. Bardwick	40,578,153	39,416
James R. Dowlan	39,784,677	832,892
Duane A. Nelles	40,578,153	39,416
Ernest S. Rady	40,551,141	66,428
Ronald I. Simon	40,578,153	39,416
Fredricka Taubitz	40,578,153	39,416
Thomas A. Wolfe	40,573,853	43,716
2.	Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2005:

FOR	AGAINST	ABSTAIN
40,564,086	53,482	0
Item 5.             Other Information
(a)	On August 5, 2005, our previously disclosed policy compensating the holders of non-qualified stock options to the extent of the tax benefit obtained by us upon the exercise of such non-qualified stock options was terminated by the Board of Directors.
Item 6.           Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, among Westcorp, Western Financial Bank and WFS Financial Inc (1)

10.1	Summary of Executive Salary and Bonus Arrangements

10.2	Summary of Director Compensation Arrangements

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO

(1)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-117424) filed July 16, 2004, incorporated herein by reference under Exhibit Number indicated.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WFS Financial Inc

(Registrant)

Date: August 8, 2005	By:	/s/ Thomas A. Wolfe
Thomas A. Wolfe
President and Chief Executive Officer

Date: August 8, 2005	By:	/s/ Robert J. Costantino
Robert J. Costantino
Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, among Westcorp, Western Financial Bank and WFS Financial Inc (1)

10.1	Summary of Executive Salary and Bonus Arrangements

10.2	Summary of Director Compensation Arrangements

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO

(1)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-117424) filed July 16, 2004, incorporated herein by reference under Exhibit Number indicated.