Form 10-Q
period 2005-09-30
WFS FINANCIAL INC
filed 2005-11-08
CIK 946343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐
Indicated by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
As of October 31, 2005, the registrant had 41,088,380 shares outstanding of common stock, no par value. The shares of common stock represent the only class of common stock of the registrant.
The total number of sequentially numbered pages is 27.

WFS FINANCIAL INC AND SUBSIDIARIES
FORM 10-Q
September 30, 2005
CERTIFICATIONS

Forward-Looking Statements
This Form 10- Q includes and incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, also known as the Exchange Act. Forward-looking statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies, as well as the proposed merger with Wachovia Corporation. These statements are subject to uncertainties and, among other things, factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those expressed in or implied by these forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2005	December 31, 2004
	(Dollars in thousands)
ASSETS
Cash	$70,641	$87,963
Restricted cash	511,881	363,783
Contracts receivable	11,539,443	9,563,057
Allowance for credit losses	(281,562)	(252,465)

Contracts receivable, net	11,257,881	9,310,592
Interest receivable	64,498	55,126
Premises and equipment, net	29,664	30,820
Other assets	128,743	100,934

TOTAL ASSETS	$12,063,308	$9,949,218

LIABILITIES
Lines of credit — parent	$265,067	$213,741
Notes payable on automobile secured financing	10,022,631	8,105,275
Notes payable — parent	300,000	300,000
Amounts held on behalf of trustee	124,897	194,913
Other liabilities	132,888	104,812

TOTAL LIABILITIES	10,845,483	8,918,741

SHAREHOLDERS’ EQUITY
Common stock (no par value; authorized 50,000,000 shares; issued and outstanding 41,088,380 shares at September 30, 2005 and 41,038,003 shares at December 31, 2004)	338,678	338,328
Paid-in capital	6,324	6,324
Retained earnings	863,906	689,429
Accumulated other comprehensive income (loss), net of tax	8,917	(3,604)

TOTAL SHAREHOLDERS’ EQUITY	1,217,825	1,030,477

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,063,308	$9,949,218

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$288,040	$223,494	$799,201	$653,105
Other	8,330	3,555	18,823	8,219

TOTAL INTEREST INCOME	296,370	227,049	818,024	661,324
Interest expense:
Notes payable on automobile secured financing	92,037	68,586	246,862	203,755
Other	12,107	9,688	33,461	32,352

TOTAL INTEREST EXPENSE	104,144	78,274	280,323	236,107

NET INTEREST INCOME	192,226	148,775	537,701	425,217
Provision for credit losses	42,529	59,957	132,015	133,354

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	149,697	88,818	405,686	291,863
Noninterest income:
Automobile servicing	19,347	35,205	60,049	104,468
Gain on sale of contracts				13,792
Other	1,564	1,312	4,408	2,134

TOTAL NONINTEREST INCOME	20,911	36,517	64,457	120,394
Noninterest expense:
Salaries and associate benefits	38,937	39,171	113,165	118,919
Credit and collections	8,675	7,989	25,035	24,054
Data processing	4,898	3,739	13,803	11,455
Occupancy	3,012	2,851	8,799	8,479
Other	9,201	8,424	20,983	19,813

TOTAL NONINTEREST EXPENSE	64,723	62,174	181,785	182,720

INCOME BEFORE INCOME TAX	105,885	63,161	288,358	229,537
Income tax	42,471	25,057	113,881	90,979

NET INCOME	$63,414	$38,104	$174,477	$138,558

Earnings per common share:
Basic	$1.54	$0.93	$4.25	$3.38

Diluted	$1.54	$0.93	$4.25	$3.37

Weighted average number of common shares outstanding:
Basic	41,087,701	41,037,813	41,067,542	41,035,873

Diluted	41,087,701	41,080,978	41,067,542	41,078,722

See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss)
	Shares	Stock	Capital	Earnings	Net of Tax	Total
	(Dollars in thousands, except share amounts)
Balance at January 1, 2004	41,033,901	$338,291	$6,280	$507,188	$(32,890)	$818,869
Net income				182,241		182,241
Unrealized gains on cash flow hedges, net of tax (1)					10,389	10,389
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax (2)					18,897	18,897

Comprehensive income						211,527
Issuance of common stock	4,102	37	44			81

Balance at December 31, 2004	41,038,003	338,328	6,324	689,429	(3,604)	1,030,477
Net income				174,477		174,477
Unrealized gains on cash flow hedges, net of tax (1)					9,840	9,840
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax (2)					2,681	2,681

Comprehensive income						186,998
Issuance of common stock	50,377	350				350

Balance at September 30, 2005	41,088,380	$338,678	$6,324	$863,906	$8,917	$1,217,825

(1)	The pre-tax amount of unrealized gains on cash flow hedges was $16.4 million for the nine months ended September 30, 2005 compared with $17.3 million for the year ended December 31, 2004.

(2)	The pre-tax amount of losses on cash flow hedges reclassified into net income was $4.5 million for the nine months ended September 30, 2005 compared with $31.5 million for the year ended December 31, 2004.
See accompanying notes to consolidated financial statements.

WFS FINANCIAL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$174,477	$138,558
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	132,015	133,354
Amortization of contract premiums, fees and costs	77,438	68,438
Amortization of losses on cash flow hedges	2,096	9,412
Depreciation	6,681	5,606
Gain on sale of contracts		(13,792)
(Increase) decrease in other assets	(32,661)	50,443
Increase in other liabilities	28,076	19,027

NET CASH PROVIDED BY OPERATING ACTIVITIES	388,122	411,046

INVESTING ACTIVITIES:
Increase in restricted cash	(148,098)	(86,686)
Contracts receivable:
Purchase of contracts	(5,967,975)	(5,168,348)
Proceeds from contract sales, net		1,548,432
Contract payments and payoffs	3,811,231	3,046,801
Purchase of premises and equipment	(5,571)	(8,393)

NET CASH USED IN INVESTING ACTIVITIES	(2,310,413)	(668,194)

FINANCING ACTIVITIES:
Proceeds from lines of credit, net	51,326	21,298
Notes payable on automobile secured financing:
Proceeds from issuance	5,722,966	3,023,665
Payments on notes	(3,812,020)	(3,252,913)
Payments on notes payable — parent		(100,820)
Decrease in amounts held on behalf of trustee	(70,017)	(33,762)
Proceeds from issuance of common stock	350	37
Proceeds from cash flow hedges, net	12,364	10,822

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,904,969	(331,673)

DECREASE IN CASH AND CASH EQUIVALENTS	(17,322)	(588,821)
Cash and cash equivalents at beginning of period	87,963	843,235

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,641	$254,414

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
In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in our Form 10-K.
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
Net contracts receivable consisted of the following:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Contracts	$11,393,845	$9,438,118
Unearned discounts	(28,182)	(33,845)

Contracts, net of discounts	11,365,663	9,404,273
Dealer participation	197,730	158,958
Deferred contract fees, net of deferred costs	(23,950)	(174)

Contracts receivable	11,539,443	9,563,057
Allowance for credit losses	(281,562)	(252,465)

Contracts receivable, net	$11,257,881	$9,310,592

Contracts managed by us, excluding dealer participation and deferred contract fees, totaled $12.7 billion and $11.6 billion at September 30, 2005 and December 31, 2004, respectively. Of the $12.7 billion contracts managed at September 30, 2005, $11.4 billion were owned by us and $1.3 billion were owned by Westcorp. Of the $11.6 billion contracts managed at December 31, 2004, $9.4 billion were owned by us and $2.2 billion were owned by Westcorp. Nonperforming contracts, or contracts on which we have discontinued the accrual of interest income, included in net contracts receivable were $39.7 million and $40.9 at September 30, 2005 and December 31, 2004, respectively. Repossessed assets were $5.9 million and $6.4 million at September 30, 2005 and December 31, 2004, respectively, and are included in other assets on our Consolidated Statements of Financial Condition.
Note 3 — Allowance for Credit Losses
The following table sets forth the activity in the allowance for credit losses:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Balance at beginning of period	$273,172	$224,164	$252,465	$239,697
Chargeoffs	(59,083)	(61,230)	(166,384)	(189,550)
Recoveries	24,944	17,501	63,466	56,891

Net chargeoffs	(34,139)	(43,729)	(102,918)	(132,659)
Provision for credit losses	42,529	59,957	132,015	133,354

Balance at end of period	$281,562	$240,392	$281,562	$240,392

Ratio of net chargeoffs during the period (annualized) to average contracts outstanding during the period	1.2%	2.0%	1.3%	2.1%

Ratio of allowance for credit losses to contracts at the end of the period	2.4%	2.6%	2.4%	2.6%
Note 4 — Whole Loan Sale
During the nine months ended September 30, 2004, we sold $1.5 billion of automobile contracts to Westcorp in a whole loan sale at a price of 103%. These receivables were subsequently securitized by Westcorp and continue to be managed by us under the terms of the securitization. As a result of selling contracts in a whole loan sale rather than securitizing them in a secured financing transaction, we recorded a cash gain on sale of $13.8 million. Included in this amount was $2.2 million of losses from accumulated other comprehensive loss related to hedges of future interest payments on the forecasted secured financing. The hedge loss was included in the gain on sale on the Consolidated Statements of Income. We did not execute a similar transaction during the nine months ended September 30, 2005.
Note 5 — Notes Payable on Automobile Secured Financing
In connection with our public asset-backed securitization activities, we issued $2.7 billion and $5.7 billion of notes secured by contracts for the three and nine months ended September 30, 2005, respectively, compared with $1.6 billion and $3.0 billion for the same respective periods in 2004. There were $10.0 billion of notes payable on automobile secured financing outstanding at September 30, 2005 compared with $8.1 billion at December 31, 2004.
Interest payments are due either monthly or quarterly, in arrears. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $92.0 million and $247 million for the three and nine months ended September 30, 2005, respectively, compared with $68.6 million and $204 million for the same respective periods in 2004.

Note 6 — Notes Payable — Parent
We borrowed $450 million from the Bank under the terms of a $150 million note and a $300 million note with rates of 8.875% and 10.25% per annum, respectively. The $150 million note was paid in full in the third quarter of 2004. The $300 million note was outstanding at both September 30, 2005 and December 31, 2004. Interest payments on the notes totaled $7.7 million and $23.1 million for the three and nine months ended September 30, 2005, respectively, compared with $8.3 million and $28.1 million for the same respective periods in 2004.
Note 7 — Accumulated Other Comprehensive Income (Loss), Net of Tax
The following table summarizes the components of accumulated other comprehensive income (loss), net of tax:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Unrealized gain (loss) on interest rate swaps (1)	$2,994	$(852)
Realized gain (loss) on settled cash flow hedges (1)	5,923	(2,752)

Total accumulated other comprehensive income (loss)	$8,917	$(3,604)

(1)	All cash flow hedges are structured to hedge future interest payments on borrowings.
Note 8 — Comprehensive income
The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income	$63,414	$38,104	$174,477	$138,558
Unrealized gains (losses) on cash flow hedges, net of tax	2,779	(2,978)	9,840	10,662
Reclassification adjustment for losses on cash flow hedges included in income, net of tax	5,524	3,548	2,681	16,021

Comprehensive income	$71,717	$38,674	$186,998	$165,241

Note 9 — Proposed Acquisition and Merger
On September 12, 2005, we terminated the Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, entered into among Westcorp, Western Financial Bank and us, in connection with our entry into the Merger Agreement with Wachovia described below.
On September 12, 2005, Westcorp entered into an Agreement and Plan of Merger, which was subsequently amended and restated on October 21, 2005, also known as the Merger Agreement, by and among Wachovia Corporation, Westcorp, Western Financial Bank and us, that provides for, among other things (i) the merger of Westcorp with and into Wachovia, also known as the Westcorp Merger, (ii) the conversion of Western Financial Bank into a national banking association, (iii) the merger of Wachovia Bank, National Association, a national banking association and wholly owned subsidiary of Wachovia, and Western Financial Bank and (iv) Wachovia’s acquisition of us, pursuant to the merger of us with a new wholly owned subsidiary, also known as the WFS Financial Merger.

In connection with the Westcorp Merger, each share of Westcorp’s common stock that is outstanding immediately prior to the effective time of the Westcorp Merger (other than shares held by Westcorp’s subsidiaries or Wachovia or any of its subsidiaries or those held by persons properly exercising their dissenters’ rights, if available), will be converted into the right to receive 1.2749 shares of Wachovia’s common stock. In connection with the WFS Financial Merger, each share of our common stock that is outstanding immediately prior to the effective time of the WFS Financial Merger (other than those shares held by Westcorp or Wachovia, or any of their respective subsidiaries or those held by persons properly exercising their dissenters’ rights, if available), will be converted into the right to receive 1.4661 shares of Wachovia’s common stock.
The Westcorp Merger is subject to the requisite approval of Westcorp’s shareholders, and the WFS Financial Merger is subject to the requisite approval of our shareholders (including the approval of a majority of shares of our common stock represented and voting at our shareholder meeting, excluding shares of our common stock held by Westcorp and its affiliates). Additionally, each of the mergers are subject to receipt of requisite regulatory approvals, including the approval of applicable banking regulators, receipt of tax opinions and other closing conditions.
Note 10 — Commitments and Contingencies
We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.
Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by Westcorp and us that we had entered into the May 23, 2004 merger agreement, pursuant to which Westcorp would acquire our outstanding 16% common stock interest not already owned by the Bank, and we would be merged with and into the Bank were filed in the Orange County, California Superior Court against Westcorp, us, Westcorp’s individual board members, and our individual board members. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559, also known as the Action. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No. 04CC00573, to amend the consolidation order to designate it the lead plaintiff in the Action. The lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. The parties tentatively agreed to a full and final resolution of the Action and, on January 19, 2005, the parties entered into a Memorandum of Understanding, also known as the MOU, concerning the terms of the tentative settlement. Pursuant to the terms of the MOU, the parties agreed, among other things, that additional disclosures would be made in Westcorp’s Registration Statement on Form S-4 related to the May 23, 2004 merger agreement (as filed with the SEC on July 16, 2004), the claims asserted in the Action would be fully released, and the Action would be dismissed with prejudice. Further, pursuant to the MOU, the defendants agreed to pay plaintiffs’ attorneys’ fees and expenses in the amount of $675,000, or in such lesser amount as the Court may order. The effectiveness of the settlement agreement was contingent on the transaction actually occurring. The parties prepared a formal settlement agreement based on the terms of the MOU and obtained preliminary approval for the settlement from the Court on June 17, 2005. The parties further agreed, with the Court’s consent, that the parties would not proceed with providing notice of the proposed settlement to shareholders nor schedule a final hearing on approval of the settlement unless and until the necessary regulatory approvals for the transaction have been obtained. Subsequently, on September 12, 2005, we entered into an Agreement and Plan of Merger by and among Wachovia Corporation, also known as Wachovia, Westcorp, Western Financial Bank and us, also known as the Wachovia Merger Agreement, as described above in Note 9. Accordingly, on September 12, 2005, we terminated the merger agreement dated as of May 23, 2004, which is the subject of the Action. Thereafter, counsel for plaintiffs indicated that they are evaluating the Wachovia Merger Agreement to determine whether and to what extent they might proceed with the Action.

A further status conference in the Action is scheduled for January 18, 2006. We are vigorously defending this Action and do not believe that the outcome of this proceeding will have a material effect upon our financial condition, results of operations and cash flows.
Note 11 — Subsequent Events
On October 25, 2005, we entered into a conduit financing transaction with our wholly owned subsidiary, WFS Funding, Inc., WFS Financial 2005-A Owner Trust, a trust created by WFS Funding, Wachovia Capital Markets, LLC, also known as Wachovia Capital, Wachovia Bank, National Association and certain purchasers, pursuant to which WFS Funding, Inc. sold automobile contract-backed notes issued by the WFS Financial 2005-A Owner Trust to an asset-backed commercial paper conduit administered by Wachovia Capital. The initial funding under the conduit was $1.4 billion. The asset-backed commercial paper conduit is obligated to purchase up to $3.0 billion of notes. The conduit financing transaction will terminate on October 24, 2006, unless terminated sooner. The terms of the conduit financing were negotiated between the parties on an arm’s length basis. Wachovia Capital and we will each receive fees that are considered usual and customary for transactions of this type. This transaction will be accounted for as a secured financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are one of the nation’s largest independent automobile finance companies with 32 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with approximately $500 billion of loan originations during 2004. We originate, service and securitize new and pre-owned automobile installment contracts, which are generated through our relationships with approximately 8,700 franchised and independent automobile dealers in 46 states. We originated $2.1 billion and $5.9 billion of automobile contracts during the three and nine months ended September 30, 2005, respectively, compared with $1.8 billion and $5.1 billion for the same respective periods in 2004. We managed a portfolio of $12.7 billion at September 30, 2005 compared with $11.6 billion at December 31, 2004. We are a majority owned subsidiary of Western Financial Bank, also known as the Bank, which is a wholly owned subsidiary of Westcorp, our ultimate parent company.
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
Selected Financial Data
The following table presents summary unaudited financial data for the three and nine months ended September 30, 2005 and 2004. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Consolidated Statements of Income Data:
Interest income	$296,370	$227,049	$818,024	$661,324
Interest expense	104,144	78,274	280,323	236,107

Net interest income	192,226	148,775	537,701	425,217
Provision for credit losses	42,529	59,957	132,015	133,354

Net interest income after provision for credit losses	149,697	88,818	405,686	291,863
Noninterest income	20,911	36,517	64,457	120,394
Noninterest expense	64,723	62,174	181,785	182,720

Income before income tax	105,885	63,161	288,358	229,537
Income tax	42,471	25,057	113,881	90,979

Net income	$63,414	$38,104	$174,477	$138,558

Earnings per common share — diluted	$1.54	$0.93	$4.25	$3.37

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Contracts receivable, net	$11,257,881	$9,310,592
Total assets	12,063,308	9,949,218
Lines of credit — parent	265,067	213,741
Notes payable — parent	300,000	300,000
Notes payable on automobile secured financing	10,022,631	8,105,275
Total shareholders’ equity	1,217,825	1,030,477

	At or For the Three		At or For the Nine
	Months Ended September 30,		Months Ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Other Selected Data:
Average automobile contracts managed	$12,550,228	$11,268,695	$12,090,699	$10,980,339
Average shareholders’ equity (1)	$1,175,705	$971,397	$1,116,215	$931,118
Return on average shareholders’ equity (1)	21.57%	15.69%	20.84%	19.84%
Book value per share (1)	$29.42	$24.13	$29.42	$24.13
Equity to assets (1)	10.02%	10.28%	10.02%	10.28%
Automobile contract originations	$2,070,694	$1,799,106	$5,866,730	$5,051,122
Interest rate spread	5.82%	5.83%	5.94%	5.84%

(1)	Excludes other comprehensive loss.
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
Allowance for Credit Losses
The allowance for credit losses is our estimate of probable losses in our loan portfolio as of the balance sheet date. Our determination of the amount of the allowance for credit losses was based on a review of various quantitative and qualitative analyses. Key analyses considered in the process of establishing our allowance for credit losses include migration analysis of delinquent and current accounts by risk category, econometric forecasts, the evaluation of the size of any particular asset group, the concentration of any credit tier, the delinquency percentage, the values of repossessions, trends in the number of days repossessions are held in inventory, trends in delinquency roll rates, and trends in the economy. The process of determining the level of the allowance for credit losses based upon the foregoing analyses requires a high degree of judgment. It is possible that others, given the same information, may reach different conclusions and such differences could be material. To the extent that the analyses considered in determining the allowance for credit losses are not indicative of future performance or other assumptions used by us do not prove to be accurate, loss experience could differ significantly from our estimate, resulting in either higher or lower future provision for credit losses.
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
Proposed Acquisition and Merger
On September 12, 2005, we terminated the Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, entered into among Westcorp, Western Financial Bank and us, in connection with our entry into the Merger Agreement with Wachovia described below.
On September 12, 2005, Westcorp entered into an Agreement and Plan of Merger, which was subsequently amended and restated on October 21, 2005, also known as the Merger Agreement, by and among Wachovia Corporation, Westcorp, Western Financial Bank and us, that provides for, among other things (i) the merger of Westcorp with and into Wachovia, also known as the Westcorp Merger, (ii) the conversion of Western Financial Bank into a national banking association, (iii) the merger of Wachovia Bank, National Association, a national banking association and wholly owned subsidiary of Wachovia, and Western Financial Bank and (iv) Wachovia’s acquisition of us, pursuant to the merger of us with a new wholly owned subsidiary, also known as the WFS Financial Merger.
In connection with the Westcorp Merger, each share of Westcorp’s common stock that is outstanding immediately prior to the effective time of the Westcorp Merger (other than shares held by Westcorp’s subsidiaries or Wachovia or any of its subsidiaries or those held by persons properly exercising their dissenters’ rights, if available), will be converted into the right to receive 1.2749 shares of Wachovia’s common stock. In connection with the WFS Financial Merger, each share of our common stock that is outstanding immediately prior to the effective time of the WFS Financial Merger (other than those shares held by Westcorp or Wachovia, or any of their respective subsidiaries or those held by persons properly exercising their dissenters’ rights, if available), will be converted into the right to receive 1.4661 shares of Wachovia’s common stock.
The Westcorp Merger is subject to the requisite approval of Westcorp’s shareholders, and the WFS Financial Merger is subject to the requisite approval of our shareholders (including the approval of a majority of shares of our common stock represented and voting at our shareholder meeting, excluding shares of our common stock held by Westcorp and its affiliates). Additionally, each of the mergers are subject to receipt of requisite regulatory approvals, including the approval of applicable banking regulators, receipt of tax opinions and other closing conditions.
Results of Operations
Net Interest Income
Net interest income is affected by our interest rate spread, which is the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities, and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $192 million and $538 million for the three and nine months ended September 30, 2005, respectively, compared with $149 million and $425 million for the same respective periods in 2004. The increase in net interest income was primarily the result of us holding more contracts on the balance sheet.
The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Three Months Ended September 30,
	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest earning assets:
Contracts receivable (1)	$11,250,886	$288,040	10.16%	$8,605,463	$223,494	10.33%
Investment securities	945,315	8,330	3.50	955,623	3,555	1.48

Total interest earning assets	$12,196,201	296,370	9.64	$9,561,086	227,049	9.45

Interest bearing liabilities:
Lines of credit — parent	$350,774	3,898	4.41	$43,008	463	4.28
Notes payable — parent	300,000	7,688	10.25	327,121	8,290	10.14
Notes payable on automobile secured financing	10,091,332	92,037	3.65	7,970,739	68,586	3.44
Other	148,143	521	1.40	300,948	935	1.24

Total interest bearing liabilities	$10,890,249	104,144	3.82	$8,641,816	78,274	3.62

Net interest income and interest rate spread		$192,226	5.82%		$148,775	5.83%

Net yield on average interest earning assets			6.23%			6.17%

(1)	For the purpose of these computations, nonaccruing contracts are included in the average amounts outstanding.

	For the Nine Months Ended September 30,
	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Contracts receivable (1)	$10,519,970	$799,201	10.16%	$8,259,679	$653,105	10.56%
Investment securities	834,669	18,823	3.02	906,891	8,219	1.21

Total interest earning assets	$11,354,639	818,024	9.63	$9,166,570	661,324	9.64

Interest bearing liabilities:
Lines of credit — parent	$254,585	8,143	4.28	$43,434	956	2.94
Notes payable — parent	300,000	23,063	10.25	374,950	28,052	9.98
Notes payable on automobile secured financing	9,382,948	246,862	3.51	7,560,837	203,755	3.59
Other	179,482	2,255	1.68	314,450	3,344	1.42

Total interest bearing liabilities	$10,117,015	280,323	3.69	$8,293,671	236,107	3.80

Net interest income and interest rate spread		$537,701	5.94%		$425,217	5.84%

Net yield on average interest earning assets			6.34%			6.20%

(1)	For the purpose of these computations, nonaccruing contracts are included in the average amounts outstanding.
The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	For the Nine Months Ended September 30, 2005
	Compared to the Nine Months Ended September 30, 2004 (1)
	Volume	Rate	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Contracts receivable	$186,627	$(40,531)	$146,096
Investment securities	(1,122)	11,726	10,604

Total interest income	$185,505	$(28,805)	$156,700

Increase (decrease) in interest expense:
Lines of credit — parent	$6,572	$615	$7,187
Notes payable — parent	(6,177)	1,188	(4,989)
Notes payable on automobile secured financing	50,706	(7,599)	43,107
Other	(1,909)	820	(1,089)

Total interest expense	$49,192	$(4,976)	$44,216

Increase in net interest income			$112,484

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances.
Provision for Credit Losses
We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated. The level of the allowance is based principally on the outstanding balance of contracts held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned contract portfolio that can be reasonably estimated. The provision for credit losses was $42.5 million and $132 million for the three and nine months ended September 30, 2005, respectively, compared with $60.0 million and $133 million for the same respective periods in 2004. The provision for credit losses for the three months ended September 30, 2005 declined as a result of improved credit performance due to an improving economy, the recognition of $7.3 million in sales tax refunds on accounts that were charged off, and our continued emphasis on risk-focused underwriting. Of the $7.3 million in sales tax refunds, $6.4 million relates to prior periods and was recognized due to a favorable tax authority ruling received during the quarter.
Contract Sales and Securitizations
The following table lists each of the securitizations we manage. We receive servicing fees and other ancillary income on loans sold to Westcorp that we continue to manage. All securitizations prior to 2002-1 were paid in full on or before their contractual maturity dates and none of the remaining securitizations, including 2002-1, have yet reached their contractual maturity dates.

Securitizations

				Remaining			Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	September 30, 2005 (1)	Original Balance	Average APR	Securitization Rate	Spread (2)
(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	Paid in full		14.42	5.70	8.72
1999-B	July, 1999	1,000,000	Paid in full		14.62	6.36	8.26
1999-C	November, 1999	500,000	Paid in full		14.77	7.01	7.76
2000-A	March, 2000	1,200,000	Paid in full		14.66	7.28	7.38
2000-B	May, 2000	1,000,000	Paid in full		14.84	7.78	7.06
2000-C (3)	August, 2000	1,390,000	Paid in full		15.04	7.32	7.72
2000-D	November, 2000	1,000,000	Paid in full		15.20	6.94	8.26
2001-A	January, 2001	1,000,000	Paid in full		14.87	5.77	9.10
2001-B (3)	May, 2001	1,370,000	Paid in full		14.41	4.23	10.18
2001-C	August, 2001	1,200,000	Paid in full		13.90	4.50	9.40
2002-1	March, 2002	1,800,000	$225,650	12.54%	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	279,329	15.96	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	238,683	19.09	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	325,244	24.09	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	340,892	25.38	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	453,531	30.39	11.57	2.13	9.44
2003-3 (3)	August, 2003	1,650,000	656,912	39.81	10.59	2.66	7.93
2003-4	November, 2003	1,403,625	565,991	40.32	10.89	2.70	8.19
2004-1 (3)	February, 2004	1,477,500	651,189	44.07	10.89	2.35	8.54
2004-2	May, 2004	1,477,500	761,933	51.57	10.98	3.02	7.96
2004-3	August, 2004	1,552,000	942,305	60.72	10.64	3.49	7.15
2004-4	October, 2004	1,358,000	904,542	66.61	11.19	3.10	8.09
2005-1	January, 2005	1,552,000	1,156,863	74.54	11.25	3.66	7.59
2005-2	March, 2005	1,458,750	1,214,145	83.23	11.51	4.27	7.24
2005-3	July, 2005	2,723,000	2,634,924	96.77	11.66	4.35	7.31

	Total	$46,209,555	$11,352,133

(1)	Represents only the note payable amounts outstanding at the date indicated.

(2)	Represents the difference between the original weighted average annual percentage rate, also known as the APR, and the estimated weighted average securitization rate on the closing date of the securitization.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Noninterest Income and Noninterest Expense
Noninterest income decreased $15.6 million to $20.9 million for the three months ended September 30, 2005 compared with $36.5 million for the same period a year earlier. For the nine months ended September 30, 2005, noninterest income decreased $55.9 million to $64.5 million compared with $120.4 million for the same period a year ago. Noninterest income was reduced by $18.1 million and $49.3 million of loan origination fees that were deferred during the three and nine months ended September 30, 2005, respectively. Noninterest expense increased to $64.7 million or 2.06% of average managed contracts for the three months ended September 30, 2005 compared with $62.2 million or 2.21% of average managed contracts for the same period a year earlier. For the nine months ended September 30, 2005, noninterest expense decreased to $182 million or 2.00% of average managed contracts compared with $183 million or 2.22% of average managed contracts a year ago. Included in noninterest expense for the three months ended September 30, 2005 is $3.3 million of transaction expenses related to the previously proposed merger of us into Western Financial Bank as part of the acquisition of our minority interest and the recently announced merger agreement entered into among Wachovia, Westcorp, Western Financial Bank and us. We expect to recognize additional transaction related expenses associated with the proposed merger with Wachovia through the consummation of the transaction. Noninterest expense was reduced by $7.3 million and $20.7 million of direct origination costs that were deferred during the three and nine months ended September 30, 2005, respectively. Historically, we performed analysis on the fees and direct costs related to our origination of automobile loans and elected not to defer and amortize such amounts as the net effect was not material to our financial statements in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, and SEC Staff Accounting Bulletin: No. 99 — Materiality. Due to continuing improvements in operating efficiencies and the higher amount of documentation fees earned, the difference between the amount of fees received and the direct costs incurred has gradually increased. We decided to defer and amortize these amounts to interest income prospectively beginning in the first quarter of this year.
Income Taxes
We file federal and certain state tax returns as part of a consolidated group that includes the Bank and Westcorp. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 40% and 39% for the three and nine months ended September 30, 2005 compared with 40% for the same respective periods in 2004.
Financial Condition
Contracts Receivable
We held a portfolio of contracts on balance sheet that totaled $11.5 billion at September 30, 2005 and $9.6 billion at December 31, 2004. The increase is due primarily to an increase in automobile contracts originated.

The following table presents a summary of our automobile contracts purchased:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
New vehicles	$736,363	$626,272	$1,917,969	$1,795,921
Pre-owned vehicles	1,334,331	1,172,834	3,948,761	3,255,200

Total volume	$2,070,694	$1,799,106	$5,866,730	$5,051,121

Prime	$1,573,843	$1,434,280	$4,472,088	$4,096,399
Non-prime	496,851	364,826	1,394,642	954,722

Total volume	$2,070,694	$1,799,106	$5,866,730	$5,051,121

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
The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and contracts that have been sold to Westcorp through whole loan sales and are managed by us:

	September 30, 2005		December 31, 2004
	Amount	%	Amount	%
		(Dollars in thousands)
Contracts managed at end of period	$12,718,750		$11,560,890

Period of delinquency
30-59 days	$199,295	1.57%	$191,001	1.65%
60 days or more (1)	74,295	0.58	67,660	0.59

Total contracts delinquent and delinquencies as a percentage of contracts managed (1)	$273,590	2.15%	$258,661	2.24%

(1)	Excludes Chapter 13 bankruptcy accounts on nonaccrual status of $47.2 million and $49.2 million at September 30, 2005 and December 31, 2004, respectively.

The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	September 30, 2005		December 31, 2004
	Number of		Number of
	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Contracts managed	941,616	$12,718,750	876,695	$11,560,890

Repossessed vehicles	860	$6,756	1,049	$7,982

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.09%	0.05%	0.12%	0.07%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts. Net chargeoffs declined as a result of an improving economy, the recognition of $7.3 million in sales tax refunds on accounts that were charged off, and our continued emphasis on risk-focused underwriting.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Average contracts managed during period	$12,550,228	$11,268,696	$12,090,699	$10,980,339

Gross chargeoffs	$69,225	$76,688	$199,237	$232,395
Recoveries	29,873	21,791	76,715	69,408

Net chargeoffs	$39,352	$54,897	$122,522	$162,987

Net chargeoffs (annualized) as a percentage of average contracts managed during period	1.25%	1.95%	1.35%	1.98%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:
Cumulative Static Pool Loss Curves
At September 30, 2005

Period (1)	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2	2003-3 (3)	2003-4	2004-1 (3)	2004-2	2004-3	2004-4	2005-1	2005-2	2005-3
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.02%	0.00%	0.00%	0.00%	0.01%
3	0.06%	0.03%	0.06%	0.07%	0.04%	0.02%	0.02%	0.03%	0.02%	0.03%	0.06%	0.04%	0.02%	0.02%	0.03%
4	0.15%	0.10%	0.14%	0.16%	0.11%	0.06%	0.06%	0.08%	0.06%	0.07%	0.13%	0.09%	0.06%	0.07%
5	0.29%	0.18%	0.27%	0.26%	0.18%	0.14%	0.13%	0.14%	0.11%	0.15%	0.21%	0.15%	0.13%	0.13%
6	0.43%	0.32%	0.44%	0.38%	0.29%	0.25%	0.23%	0.21%	0.19%	0.24%	0.30%	0.23%	0.20%	0.22%
7	0.60%	0.49%	0.57%	0.50%	0.41%	0.36%	0.32%	0.28%	0.27%	0.33%	0.40%	0.30%	0.28%	0.30%
8	0.84%	0.66%	0.70%	0.61%	0.53%	0.48%	0.40%	0.35%	0.34%	0.41%	0.50%	0.37%	0.38%
9	1.06%	0.82%	0.82%	0.78%	0.66%	0.59%	0.47%	0.44%	0.42%	0.51%	0.56%	0.45%	0.48%
10	1.28%	0.96%	0.96%	0.94%	0.80%	0.70%	0.55%	0.54%	0.52%	0.59%	0.64%	0.54%
11	1.48%	1.10%	1.10%	1.08%	0.93%	0.80%	0.62%	0.61%	0.59%	0.65%	0.69%	0.65%
12	1.67%	1.26%	1.24%	1.28%	1.06%	0.89%	0.71%	0.73%	0.67%	0.70%	0.77%	0.75%
13	1.82%	1.39%	1.38%	1.43%	1.21%	0.98%	0.80%	0.83%	0.75%	0.76%	0.87%
14	1.99%	1.51%	1.53%	1.59%	1.31%	1.08%	0.88%	0.93%	0.81%	0.83%	0.94%
15	2.14%	1.68%	1.70%	1.77%	1.40%	1.20%	0.97%	1.03%	0.88%	0.91%
16	2.27%	1.83%	1.88%	1.92%	1.50%	1.31%	1.07%	1.09%	0.93%	0.98%
17	2.45%	1.99%	2.03%	2.05%	1.60%	1.41%	1.16%	1.19%	1.00%	1.03%
18	2.62%	2.16%	2.15%	2.16%	1.70%	1.53%	1.25%	1.24%	1.06%
19	2.80%	2.31%	2.28%	2.25%	1.85%	1.66%	1.33%	1.30%	1.12%
20	2.99%	2.46%	2.41%	2.37%	1.99%	1.76%	1.40%	1.36%	1.18%
21	3.15%	2.60%	2.52%	2.49%	2.14%	1.87%	1.45%	1.42%
22	3.31%	2.72%	2.62%	2.62%	2.27%	1.95%	1.50%	1.47%
23	3.45%	2.86%	2.74%	2.73%	2.37%	2.02%	1.57%	1.54%
24	3.58%	2.95%	2.83%	2.84%	2.47%	2.09%	1.62%
25	3.69%	3.03%	2.96%	2.95%	2.57%	2.16%	1.69%
26	3.80%	3.13%	3.08%	3.06%	2.63%	2.21%	1.74%
27	3.92%	3.22%	3.21%	3.17%	2.68%	2.27%
28	4.02%	3.33%	3.31%	3.25%	2.73%	2.34%
29	4.12%	3.41%	3.41%	3.32%	2.78%	2.40%
30	4.22%	3.50%	3.48%	3.38%	2.85%
31	4.30%	3.58%	3.56%	3.43%	2.91%
32	4.39%	3.66%	3.62%	3.48%	2.93%
33	4.49%	3.73%	3.67%	3.55%
34	4.56%	3.78%	3.71%	3.61%
35	4.63%	3.84%	3.74%	3.63%
36	4.69%	3.86%	3.80%
37	4.74%	3.90%	3.84%
38	4.77%	3.93%	3.86%
39	4.80%	3.97%
40	4.84%	4.01%
41	4.87%	4.02%
42	4.91%
43	4.90%
Prime Mix (2)	70%	87%	85%	80%	80%	82%	84%	82%	82%	82%	81%	78%	78%	77%	76%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

(3)	Represents loans sold to Westcorp in whole loan sales and subsequently securitized by Westcorp. We manage these contracts pursuant to an agreement with Westcorp and the securitization trust.

Nonperforming Assets
Nonperforming loans, also known as NPLs, are defined as Chapter 13 bankruptcy accounts that became contractually past due over 120 days. For those accounts, all accrued interest is reversed and income is recognized on a cash basis. For the three and nine months ended September 30, 2005, interest on NPLs excluded from interest income was $0.3 million and $0.8 million, respectively, compared with $0.3 million and $0.8 million for the same respective periods in 2004. There were no other impaired loans at September 30, 2005 or December 31, 2004.
Nonperforming assets, also known as NPAs, consist of NPLs and repossessed automobiles. Repossessed automobiles are carried at lower of cost or fair value. NPAs were $45.7 million at September 30, 2005 compared with $47.3 million at December 31, 2004. NPAs represented 0.38% and 0.50% of total assets at September 30, 2005 and December 31, 2004, respectively.
Allowance for Credit Losses
Our allowance for credit losses was $282 million at September 30, 2005 compared to $252 million at December 31, 2004. Net chargeoffs totaled $34.1 million and $103 million for the three and nine months ended September 30, 2005, respectively, compared with $43.7 million and $133 million for the same respective periods in 2004. The increase in the allowance for credit losses was the result of us holding more contracts receivable at September 30, 2005. The allowance for credit losses as a percentage of owned contracts outstanding was 2.4% at September 30, 2005 compared with 2.6% at December 31, 2004. Based on the analyses we performed related to the allowance for credit losses, we believe that our allowance for credit losses is currently adequate to cover probable losses in our contract portfolio that can be reasonably estimated.
Capital Resources and Liquidity
Overview
We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of our consistent managed growth, our ability to manage risk-adjusted returns, and our efficient operations.
Principal Sources of Cash
•	Contract Sales and Securitizations — Contract sales and securitizations totaled $2.7 billion and $5.7 billion for the three and nine months ended September 30, 2005, compared with $1.6 billion and $4.5 billion for the same respective periods in 2004. The $5.7 billion issued in 2005 was through public securitization transactions. Of the $4.5 billion issued in 2004, $1.5 billion was through a whole loan sale to our parent, Westcorp, and $3.0 billion was through public securitization transactions.
•	Collections of Principal and Interest from Contracts and Release of Cash from Spread Accounts — Total principal and interest collections on contracts owned by us, contracts securitized under a financial guarantee insurance policy issued by Financial Security Assurance, and release of cash from spread accounts on securitizations that are credit enhanced through the issuance of subordinated notes totaled $570 million and $1.8 billion for the three and nine months ended September 30, 2005, respectively, compared with $798 million and $2.7 billion for the same respective periods in 2004. The decrease is due to our shift to senior/subordinated securitizations where principal and interest collections are held in restricted cash accounts until distributed in accordance with the terms of the transactions.

Principal Uses of Cash
•	Purchase of Contracts — We purchased $2.1 billion and $5.9 billion of contracts for the three and nine months ended September 30, 2005, respectively, compared with $1.8 billion and $5.1 billion for the same respective periods in 2004.
•	Payments of Principal and Interest on Securitizations — Payments of principal and interest to noteholders related to securitizations we serviced totaled $1.7 billion and $4.9 billion for the three and nine months ended September 30, 2005, respectively, compared with $1.7 billion and $4.6 billion for the same respective periods in 2004.
•	Amounts Paid to Dealers — Participation paid by us to dealers totaled $45.2 million and $130 million for the three and nine months ended September 30, 2005, respectively, compared with $42.3 million and $117 million for the same respective periods in 2004.
•	Operating Our Business — Noninterest expenses totaled $64.7 million and $182 million for the three and nine months ended September 30, 2005, respectively, compared with $62.2 million and $183 million for the same respective periods in 2004.
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
The Asset/Liability Committee closely monitors interest rate and prepayment risks on a consolidated basis with our parent and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effect of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to our net portfolio value, also known as NPV. NPV is the discounted value of the future cash flows (or “paths” of cash flows in the presence of options based on volatility assumptions and an arbitrage free Monte Carlo simulation method to achieve the current market price) of all assets minus all liabilities whose value is affected by interest rate changes plus the book value of non-interest rate sensitive assets minus the book value of non-interest rate sensitive liabilities. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events. The NPV ratio is the NPV as a percentage of the discounted value of the future cash flows of all assets. At September 30, 2005, we maintained minimal interest rate risk exposure within a change in interest rates of plus or minus 100 basis points.
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
As we issued certain variable rate notes payable in connection with our securitization activities, we also entered into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in noninterest income during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a monthly or quarterly basis and recognized as an adjustment to interest expense on our Consolidated Statements of Income.
We have entered into interest rate swap agreements or other derivatives that we choose not to designate as hedges or that do not qualify for hedge accounting. Any change in the market value of such derivatives and any income or expense recognized on such derivatives is recorded to noninterest income.
The Asset/Liability Committee monitors our hedging activities to ensure that such activities continue to provide effective protection against interest rate risk. The amount and timing of hedging transactions are determined by our senior management based upon the monitoring activities of the Asset/Liability Committee. As a result of our approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard. There were no material changes in market risks in the third quarter.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. In evaluating our disclosure controls, our Chief Executive Officer and Chief Financial Officer considered that our Controller and Director of Tax resigned during the second quarter of 2005. We recently filled the Controller position, but do not plan to fill the Director of Tax position due to the proposed merger with Wachovia Corporation. Other tax and accounting personnel have assumed additional responsibility for the tax function to ensure that we maintain effective disclosure controls. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no other significant changes in our internal controls or in other factors that could significantly affect the controls and procedures subsequent to the date of their evaluation.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by Westcorp and us that we had entered into the May 23, 2004 merger agreement, pursuant to which Westcorp would acquire our outstanding 16% common stock interest not already owned by the Bank, and we would be merged with and into the Bank were filed in the Orange County, California Superior Court against Westcorp, us, Westcorp’s individual board members, and our individual board members. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559, also known as the Action. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No. 04CC00573, to amend the consolidation order to designate it the lead plaintiff in the Action. The lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. The parties tentatively agreed to a full and final resolution of the Action and, on January 19, 2005, the parties entered into a Memorandum of Understanding, also known as the MOU, concerning the terms of the tentative settlement. Pursuant to the terms of the MOU, the parties agreed, among other things, that additional disclosures would be made in Westcorp’s Registration Statement on Form S-4 related to the May 23, 2004 merger agreement (as filed with the SEC on July 16, 2004), the claims asserted in the Action would be fully released, and the Action would be dismissed with prejudice. Further, pursuant to the MOU, the defendants agreed to pay plaintiffs’ attorneys’ fees and expenses in the amount of $675,000, or in such lesser amount as the Court may order. The effectiveness of the settlement agreement was contingent on the transaction actually occurring. The parties prepared a formal settlement agreement based on the terms of the MOU and obtained preliminary approval for the settlement from the Court on June 17, 2005. The parties further agreed, with the Court’s consent, that the parties would not proceed with providing notice of the proposed settlement to shareholders nor schedule a final hearing on approval of the settlement unless and until the necessary regulatory approvals for the transaction have been obtained. Subsequently, on September 12, 2005, we entered into an Agreement and Plan of Merger by and among Wachovia Corporation, also known as Wachovia, Westcorp, Western Financial Bank and us, also known as the Wachovia Merger Agreement. Accordingly, on September 12, 2005, we terminated the merger agreement dated as of May 23, 2004, which is the subject of the Action. Thereafter, counsel for plaintiffs indicated that they are evaluating the Wachovia Merger Agreement to determine whether and to what extent they might proceed with the Action. A further status conference in the Action is scheduled for January 18, 2006. We are vigorously defending this Action and do not believe that the outcome of this proceeding will have a material effect upon our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of September 12, 2005, as amended and restated (1)

10.1	Severance Pay Policy

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO

(1)	Exhibit previously filed with Westcorp Form 8-K (File No. 001-09910), filed October 26, 2005, incorporated herein by reference under Exhibit Number indicated.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WFS Financial Inc

(Registrant)

Date: November 7, 2005	By:	/s/ Thomas A. Wolfe
Thomas A. Wolfe
President and Chief Executive Officer

Date: November 7, 2005	By:	/s/ Robert J. Costantino
Robert J. Costantino
Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of September 12, 2005, as amended and restated (1)

10.1	Severance Pay Policy

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO

(1)	Exhibit previously filed with Westcorp Form 8-K (File No. 001-09910), filed October 26, 2005, incorporated herein by reference under Exhibit Number indicated.